Form 10-Q
period 2008-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2008-05-15
CIK 1424844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
     |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

                  For the quarterly period ended March 31, 2008

     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-53041

                      SOUTHWEST IOWA RENEWABLE ENERGY, LLC
             (Exact name of registrant as specified in its charter)

        Iowa                                             20-2735046
        ----                                             ----------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

                2101 42nd Avenue, Council Bluffs, Iowa 51501-8409
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (712) 366-0392
                                 --------------
              (Registrant's telephone number, including area code)

       ------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. Yes [ ] No |X|

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company. See the definitions of "large accelerated  filer,"  "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ]

                         Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes [ ]    No |X|

As of April 21, 2008, the issuer had 13,139 Units issued and outstanding.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number          Item Matter                                                                      Page Number

Item 1.              Unaudited Financial  Statements . . . . . . . . . . . . . . . . . . . . . . .         1

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of

                           PART II--OTHER INFORMATION

                                       i

                          PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Balance Sheets
March 31, 2008 and September 30, 2007

                                                                        March 31                 September 30,
                                                                          2008                       2007
                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------

ASSETS (Note 3 and 4)

CURRENT ASSETS
     Cash and cash equivalents                                     $        687,918          $        1,742,940
     Prepaid expenses and other                                              81,607                     124,952

         Total current assets                                               769,525                   1,867,192
                                                                   ---------------------------------------------

PROPERTY AND EQUIPMENT
     Land                                                                 2,064,090                   2,064,090
     Construction in progress                                           121,824,168                  59,504,547
     Office and other equipment                                              93,442                      79,090
                                                                   ---------------------------------------------
                                                                        123,981,700                  61,647,727
     Accumulated depreciation                                              (14,089)                     (7,233)
                                                                   ---------------------------------------------
                                                                        123,967,611                  61,640,494
                                                                    ---------------------------------------------

OTHER ASSETS
     Cash held for plant construction                                     3,258,325                  15,638,542
     Deferred financing costs, net                                        3,139,034                   2,800,846
                                                                   ---------------------------------------------
                                                                          6,399,359                  18,439,388
                                                                   ---------------------------------------------

                                                                   $    131,134,495          $       81,947,774
                                                                   =============================================

See Notes to Unaudited Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Balance Sheets (continued)
March 31, 2008 and September 30, 2007

                                                                            March 31,            September 30,
                                                                              2008                   2007
                                                                           (unaudited)
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
     Accounts and retainage payable                                  $          18,563,684   $        3,657,500
     Accrued expenses                                                              275,812               43,730
     Current maturities of long-term debt (Note 4)                              34,195,588            1,303,250
                                                                     -------------------------------------------

         Total current liabilities                                              53,035,084            5,004,480
                                                                     -------------------------------------------

LONG-TERM DEBT, less current maturities (Note 4)                                 2,471,136              168,333
                                                                     -------------------------------------------

COMMITMENTS (Notes 5, 6 and 7)

MEMBERS' EQUITY (Note 2)
     Members' capital                                                           76,474,111           76,474,111
     Earnings (deficit) accumulated during the development stage                 (845,836)              300,850
                                                                     -------------------------------------------
                                                                                75,628,275           76,774,961
                                                                     -------------------------------------------

                                                                     $         131,134,495   $       81,947,774
                                                                     ===========================================

See Notes to Unaudited Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Unaudited Statements of Operations

                                                       Three Months       Three Months        Six Months          Six Months
                                                        Ended March        Ended March       Ended March         Ended March
                                                         31, 2008           31, 2007           31, 2008           31, 2007
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                           $              ---  $            ---  $             ---  $               ---
                                                   -----------------------------------------------------------------------------

General and administrative expenses (Note 6)                  705,967           520,792          1,304,213              710,074
                                                   -----------------------------------------------------------------------------
     (Loss) before other income                             (705,967)         (520,792)        (1,304,213)            (710,074)
                                                   -----------------------------------------------------------------------------

Other income and (expense):
     Grant                                                     40,576               ---             40,576                  ---
     Interest income                                           17,195           833,172            105,226            2,016,100
     Miscellaneous income                                       6,690             6,543             11,725               32,508
     Loss on disposal of property                            (34,084)               ---                ---             (34,084)
                                                   -----------------------------------------------------------------------------
                                                               64,461           839,715            157,527            2,048,608
                                                   -----------------------------------------------------------------------------

         Net income (loss)                         $        (641,506)  $        318,923  $     (1,146,686)  $         1,338,534
                                                   =============================================================================
Weighted average units outstanding                             13,139            12,979             13,139               10,879
                                                   =============================================================================

Net income (loss) per unit - basic and diluted               ($48.82)            $24.57           ($87.27)              $123.04
                                                   =============================================================================

                                   (continued)

See Notes to Unaudited Financial Statements

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Unaudited Statements of Operations (continued)

                                                       March 28, 2005
                                                          (Date of
                                                       Inception) to
                                                       March 31, 2008
-----------------------------------------------------------------------

Revenues                                           $               ---

General and administrative expenses (Note 6)                 4,447,323
                                                   --------------------
     (Loss) before other income (4,447,323)
                                                   --------------------

Other income and (expense):
     Grant                                                     210,056
     Interest income                                         3,353,268
     Miscellaneous income                                       72,247
     Loss on disposal of property                             (34,084)
                                                   --------------------
                                                             3,601,487
                                                   --------------------

         Net income (loss)                         $         (845,836)
                                                   ====================

Weighted average units outstanding                               6,362
                                                   ====================

Net income (loss) per unit - basic and diluted               ($132.95)
                                                   ====================

See Notes to Unaudited Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Unaudited Statements of Members' Equity

                                                                Members' Capital       Earnings
                                                                                       (Deficit)
                                                                                      Accumulated
                                                                  Members'            During the
                                                                  Capital          Development Stage       Total
----------------------------------------------------------------------------------------------------------------------

Balance, March 28, 2005 (date of inception)                     $             ---  $             ---  $           ---
     Issuance of 285 Series A membership units (Note 2)                   570,000                ---          570,000
     Subscription receivable for 257 Series A membership
     units (Note 2)                                                     (514,000)                ---        (514,000)
     Net loss                                                                 ---           (29,634)         (29,634)
                                                               -------------------------------------------------------
Balance, September 30, 2005                                                56,000           (29,634)           26,366
     Receipt of membership units subscribed                               514,000                ---          514,000
     Issuance of 1,047 Series A membership units (Note 2)               5,202,000                ---        5,202,000
     Issuance of 1 Series B membership unit (Note 2)                        6,000                ---            6,000
     Net (loss)                                                                            (752,231)        (752,231)
                                                               -------------------------------------------------------
Balance, September 30, 2006                                             5,778,000          (781,865)        4,996,135
     Issuance of 7,473 Series A membership units (Note 2)              44,838,000                ---       44,838,000
     Issuance of 3,333 Series B membership units (Note 2)              19,998,000                ---       19,998,000
     Issuance of 1,000 Series C membership units (Note 2)               6,000,000                ---        6,000,000
     Offering costs                                                     (139,889)                ---        (139,889)
     Net income                                                               ---          1,082,715        1,082,715
                                                               -------------------------------------------------------
Balance, September 30, 2007                                            76,474,111            300,850       76,774,961
       Net (loss)                                                             ---        (1,146,686)      (1,146,686)
                                                               =======================================================
Balance, March 31, 2008                                         $      76,474,111  $       (845,836)  $    75,628,275
                                                               =======================================================

See Notes to Unaudited Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows

                                                                                                     March 28, 2005
                                                               Six Months          Six Months           (Date of
                                                               Ended March         Ended March       Inception) to
                                                                31, 2008            31, 2007         March 31, 2008
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                         $      (1,146,686)  $        1,338,534           (845,836)                                                                                                $
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities:
     Depreciation                                                      6,856               1,863              14,089
     Loss on disposal of property                                        ---                 ---              34,084
     Changes in working capital components
         (Increase) decrease in
         prepaid
         expenses and other                                           43,345            (67,328)            (81,607)
         Increase (decrease) in accounts payable                     164,722         (1,528,492)             221,295
         Increase (decrease) in accrued expenses                      78,082            (96,108)             121,812
                                                          -----------------------------------------------------------
              Net cash (used in) operating activities              (853,681)           (351,531)           (536,163)
                                                          -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                         (47,328,923)        (11,655,701)       (106,825,348)
     (Increase) decrease in cash for plant construction           12,380,217        (58,894,026)         (3,258,325)
     Proceeds from sale of property and equipment                        ---                 ---           1,415,541
                                                          -----------------------------------------------------------
         Net cash (used in) investing activities                (34,948,706)        (70,549,727)       (108,668,132)
                                                          -----------------------------------------------------------

                                   (Continued)

See Notes to Unaudited Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Unaudited Statements of Cash Flows (continued)

                                                                                                    March 28, 2005
                                                            Six Months          Six Months             (Date of
                                                            Ended March         Ended March         Inception) to
                                                             31, 2008            31, 2007           March 31, 2008
---------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of membership units         $            ---   $       69,876,000  $          75,654,000
     (Payments) refunds of financing costs                     (372,188)                  386            (2,213,034)
     Payments for offering costs                                     ---                  ---              (139,889)
     Increase in outstanding checks over bank
     balance                                                         ---                5,796                    ---
     Proceeds from long-term borrowings                       36,412,803              200,000             37,896,053
     Payments of long-term borrowings                        (1,293,250)              (1,667)            (1,304,917)
                                                      ---------------------------------------------------------------
         Net cash provided by financing activities            34,747,365           70,080,515            109,892,213
                                                      ---------------------------------------------------------------

         Net increase (decrease) in cash and cash
         equivalents                                         (1,055,022)            (820,743)                687,918

CASH AND CASH EQUIVALENTS
     Beginning                                                 1,742,940              820,743                    ---
                                                      ---------------------------------------------------------------
     Ending                                             $        687,918   $              ---  $             687,918
                                                      ===============================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING AND
FINANCING ACTIVITIES
     Construction in progress included in accounts
     payable                                            $     18,342,389   $        1,374,821  $          18,342,389
     Membership units issued for deferred financing
     costs                                                           ---                  ---                960,000
     Interest capitalized and included in long-term
     debt and accruals                                           263,588                  ---                263,588

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1.           Nature of Business and Significant Accounting Policies

Principal business activity: Southwest Iowa Renewable Energy, LLC (the Company),
located in Council  Bluffs,  Iowa, was formed in March 2005 to pool investors to build a 110 million gallon annual production dry mill corn-based  ethanol plant.
As of March 31, 2008, the Company is in the  development  stage with its efforts being  principally  devoted to  organizational,  equity-raising  activities  and construction of the ethanol plant.

The accompanying financial statements as of March 31, 2008 and for the three and six months ended March 31, 2008 and 2007 and the period from inception March 28,
2005 to March 31, 2008 are  unaudited  and reflect all  adjustments  (consisting only of normal recurring  adjustments)  which are, in the opinion of management, necessary  for a fair  presentation  of the  financial  position  and  operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction  with the audited  financial  statements and notes thereto, for the period from inception March 28, 2005 to September 30, 2007. The results of operations for the three and six months ended March 31, 2008 and 2007 and the  period  from  inception  March  28,  2005 to  March  31,  2008  are not necessarily indicative of the results for the entire year.

A summary of significant accounting policies follows:

     Use of estimates:  The  preparation  of financial  statements in conformity with  accounting  principles  generally  accepted  in the United  States of
     America  requires  management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and  liabilities  at the date of the  financial  statements  and the reported  amounts of revenues and  expenses  during the  reporting  period.
     Actual results could differ from those estimates.

     Concentrations  of credit risk:  The Company's cash balances are maintained in bank  deposit  accounts  which at times  may  exceed  federally  insured limits.

     Cash and cash  equivalents:  The Company  considers  all highly liquid debt instruments  purchased  with a maturity of three  months or less to be cash equivalents.

     Cash  held  for  plant  construction:  The cash  that  will be used for the construction of the plant has been classified as long-term according to its estimated use.

     Deferred  financing  costs:  Deferred  financing costs  associated with the construction  and  revolving  loans and are  recorded  at cost and  include expenditures  directly related to securing debt financing.  These costs are amortized  using the effective  interest method over the 5-year term of the
     Construction and /Revolving Loan Credit Facility agreement.

     Deferred offering costs: The Company  classifies all costs directly related to raising capital as deferred  offering costs until the capital is raised, at which  point  the  costs  were  reclassified  as an  offset to equity as issuance costs.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1.       Nature of Business and Significant Accounting Policies (Continued)

     Property  and  equipment:   Property  and  equipment  is  stated  at  cost.
     Construction in progress is comprised of costs related to the  construction of the ethanol plant,  depreciation  of such amounts will commence when the plant begins  operations  over estimated  useful lives ranging from 5 to 40 years.  As of March 31, 2008,  approximately  $264,000 of interest has been capitalized.  Depreciation is computed using the straight-line  method over the following estimated useful lives:

                                                                Years
                                                          ------------------
       Office and other equipment                               5 - 7

     Maintenance and repairs are expenses as incurred;  major  improvements  and betterments are capitalized.

     Income  taxes:  The Company is organized as a  partnership  for federal and state  income tax  purposes  and  generally  does not incur  income  taxes.
     Instead,  the Company's  earnings and losses are included in the income tax returns of the members. Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

     Net income  (loss) per unit:  Earnings  per unit have been  computed on the basis of the  weighted  average  number of units  outstanding  during  each period presented.

     Grant  income:  The Company  recognizes  grant  income as other  income for reimbursement  of expenses  incurred upon  complying with the conditions of the grant.

     Organizational   costs  and  startup  costs:   The  Company   expenses  all
     organizational and startup costs as incurred.

     Fair value of financial instruments:  The carrying amounts of cash and cash equivalents,  accounts payable and accrued expenses approximate fair value.
     The fair value of long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk and other market factors.

Note 2.           Members' Equity

Effective  March 7, 2008,  the  Company  entered  into a Series C Unit  Issuance
Agreement (the "Series C Agreement")  with ICM, Inc. ("ICM") and a Series E Unit
Issuance  Agreement  (the  "Series  E  Agreement",  together  with the  Series C
Agreement,  the "Unit  Issuance  Agreements")  with Bunge  North  America,  Inc.
("Bunge")  in  connection  with the LCs (see Note 3).  Under  the Unit  Issuance
Agreements,  the  Company  has  agreed  to pay  Bunge and ICM each a fee for the issuances  of their  respective  LCs equal to 6% per annum of the  undrawn  face amount of their  respective LCs. The Unit Issuance  Agreements  provide that the
Company  will use its best efforts to raise funds  through a subsequent  private placement  offering of Units (the  "Private  Placement"),  or such other form of equity or debt financing as the Company's Board of Directors may deem necessary, in an amount sufficient to pay off the Bridge Loan (see Note 3) in full prior to maturity.  Although the Company anticipates that funds obtained from the Private
Placement or such other equity or debt  financing  will enable it to pay off the
Bridge Loan in full prior to maturity,  in the event that the LCs are drawn upon as discussed  below or if Bunge or ICM make any payment to Commerce  Bank,  N.A.
(the Bridge  Lender) that reduces  amounts owed by the Company  under the Bridge
Loan (each, a "Bridge Loan Payment"),  the Unit Issuance Agreements provide that the Company will immediately reimburse Bunge and/or ICM, as applicable,  for the amount of such Bridge Loan Payment by issuing Units to Bunge and ICM, as further described below.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2.       Members' Equity (Continued)

Under the Series C Agreement,  if ICM makes a Bridge Loan  Payment,  the Company will immediately issue Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest  purchase  price paid by any  party  for a Unit who  acquired  (or who has  entered  into any  agreement, instrument  or document to acquire)  such Unit as part of the Private  Placement after the date of the  Series C  Agreement  but prior to the date of any  Bridge
Loan Payment made by ICM. The Series C Agreement  further provides that ICM will have the right to purchase its pro rata share of any Units issued by the Company at any time after the date of the Series C Agreement.

Under the Series E Agreement,  if Bunge makes a Bridge Loan Payment, the Company will  immediately  issue  Series E Units to Bunge  based on a Unit price that is equal to the  lesser of $3,000 or one half (1/2) of the  lowest  purchase  price paid  by any  party  for a Unit  who  acquired  (or  who has  entered  into  any agreement,  instrument  or document to acquire) such Unit as part of the Private
Placement  after the date of the Series E Agreement but prior to the date of any
Bridge Loan Payment made by Bunge. The Series E Agreement  further provides that
Bunge will have the right to purchase  its pro rata share of any Units issued by the Company at any time after the date of the Series E Agreement.

Note 3.       Construction and Revolving Loan/Credit Agreements

In May 2007, the Company entered into a $126,000,000  senior secured debt credit facility  with  AgStar  Financial  Services,  PCA  ("Agent"),  consisting  of an
$111,000,000  construction loan and a $15,000,000 revolving line of credit under the terms of a Credit  Agreement  (the  "Credit  Agreement").  Letters of credit pertaining  to the  construction  may be drawn on the  construction  loan not to exceed $3,000,000 in aggregate. Borrowings under the construction loan include a variable  interest  rate based on LIBOR plus  3.65% for each  advance  under the
Credit Agreement. Upon completion of construction, the construction loan will be
segmented  into  two  credit   facilities,   an  amortizing   term  facility  of
$101,000,000 and a revolving term facility of $10,000,000. Upon conversion, the

Company has the option of converting  50% of the term note into fixed rate loans at the  lender's  bonds rate plus 3.25%.  The portion of the term loan not fixed and the term revolving  line of credit will accrue  interest equal to LIBOR plus
3.45%.  LIBOR at March 31, 2008 was 3.11%.  The Credit  Agreement  requires  the maintenance of certain financial and non-financial  covenants.  Borrowings under the Credit Agreement are  collateralized  by substantially  all of the Company's
assets.  The   construction/revolving   term  credit  facility  require  monthly
principal  payments  starting  the seventh  month  following  conversion  of the construction  loan to a term  loan.  The  conversion  will  occur 60 days  after completion of the  construction.  The loan will be amortized over 114 months and will mature five years after the  conversion  date.  The  revolving  term credit agreement  expires in five years after the  conversion of the loan at which time the  principal  outstanding  is due.  Borrowings  are subject to borrowing  base restrictions  as defined  in the Credit  Agreement.  The Credit  Agreement  also includes  certain  prepayment  penalties.  As of March 31, 2008 the  outstanding principal balance under the Credit Agreement was approximately $2,313,000.

On November 13, 2007, the Company  received  notification  from Agent requesting that it immediately provide the Agent with a sworn construction  statement under the terms of the Credit  Agreement in response to the Company's  updated project budget  dated  October  29,  2007,  which  reflected  a  budgeted  shortfall  of
$31,000,000.  Agent  further  requested  the  deposit  of  $34,100,000  with the disbursing  agent under the Credit  Agreement and related  documents  within ten days.  Thereafter,  the Company and Agent  commenced  discussions  regarding the
potential   construction   funding  gap   projected  in  the  October  29,  2007
construction budget. On January 3, 2008, the Company received  notification from
Agent  requesting  a firm  proposal to address the equity  shortfall  along with other materials. As of

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3.           Construction and Revolving Loan/Credit Agreements (Continued)

March 7, 2008,  in order to resolve the funding  shortfall and thereby allow the
Agent to commence  funding  under the Credit  Agreement,  the  Company  made the following arrangements:

The  Company  obtained  a Bridge  Loan from the  Bridge  Lender  in the  maximum principal  amount of  $36,000,000  (the  "Bridge  Loan").  To remedy  the budget shortfall, a drawing of $34,100,000 under the Bridge Loan was deposited into the
Credit  Agreement  construction  disbursing  account and was applied as required thereunder.  The Bridge Loan debt is secured by two letters of credit, described below.

 Bunge has caused  its bank to issue a letter of credit in the  amount  equal to
76% of the  maximum  principal  amount of the Bridge Loan in favor of the Bridge
Lender  (the "Bunge  LC"),  and ICM has caused its lender to  similarly  issue a letter of credit in the amount equal to 24% of the maximum  principal  amount of the Bridge Loan in favor of the Bridge  Lender (the "ICM LC" and,  together with the Bunge LC, the "LCs"). Both LCs will expire on March 16, 2009, and the Bridge
Lender will only draw  against  the LCs to the extent that the Company  defaults under the Bridge  Loan or if the  Company has not repaid the Bridge Loan in full by March 1, 2009.  In the event the Bridge  Lender  draws  against the LCs,  the amounts drawn will be in proportion to Bunge's and ICM's respective ownership of the Company's  Units which are not Series A--76% and 24%,  respectively.  As the
Company  repays the principal of the Bridge Loan,  the LCs' stated  amounts will automatically be reduced in the same proportion.  As of March 31, 2008 there was an outstanding principal and interest balance of approximately $34,176,000 under the Bridge Loan.

The Company entered into the Unit Issuance  Agreements with Bunge and ICM, which govern the  Company's  repayment of Bunge and/or ICM, as the case may be, in the event the LCs are drawn upon (see Note 2).

The  terms of the  Credit  Agreement  and the  Company's  Amended  and  Restated
Operating Agreement were modified to reflect the foregoing.

Note 4.  Long-Term Debt

Long-term debt consists of the following as of March 31, 2008:

                                                                                     March 31,
                                                                                       2008
                                                                                   --------------
$200,000 Note payable to Iowa Department Economic Development (IDED)            $        178,333
non-interest bearing monthly payments of $1,667 due through maturity date of March 2012 on non-forgivable portion (A)

Bridge Loan payable to Commerce Bank, N.A.                                      $     34,175,588

Construction loan payable to Agstar Financial Services (PCA) bearing interest at LIBOR plus 3.65% (6.76% at March 31, 2008).  See maturity
discussed in Note 3.                                                                   2,312,803
                                                                              -------------------
                                                                                      36,666,724
Less current maturities
                                                                                    (34,195,588)
                                                                              -------------------
                                                                              $        2,471,136
                                                                              ===================

(A) This debt is  comprised of two  components  under the Master  Contract  (the
"Master  Contract")  dated  November  21, 2006  between the Company and the Iowa
Department of Economic Development ("IDED"). A $100,000 loan is

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 4.  Long-Term Debt (continued)

non interest-bearing and due in monthly payments of $1,667 beginning April 2007, with a final payment of $1,667 due March 2012; and a $100,000  forgivable  loan.
Both notes under the Master Contract are  collateralized by substantially all of the  Company's  assets  and  subordinate  to the  above  $126,000,000  financial institution debt and construction and revolving loan/credit  agreements included in Note 3. The $100,000 forgivable loan may be forgiven upon IDED's confirmation of the creation and retention of qualifying jobs as per the Master Contract.  If the Company does not meet the requirements of the Master  Contract,  the note is due on an agreed upon payment schedule.

Note 5.   Related-Party Transactions

In September,  2005, the Company entered into an agreement that expired May 2007
(and was not  renewed)  with a  management  company  that  included a member and director on the board of  directors,  for  project  development  services  for a monthly  fee of  $10,000  per  month,  plus  actual  travel  and other  approved expenses.  The  agreement  also  included  a fee of up to  $1,600,000  for a 100 million  gallon  per year  plant  that was due upon  financial  closing  for the project.  No  expenses  were  incurred  in 2008 as the  agreement  had  expired.
Expenses under this agreement  totaled $31,651 and $59,228 for the three and six months ended March 31, 2007, respectively. Expenses under this agreement for the period  from  March  28,  2005  (date of  Inception)  to  March  31,  2008  were
$1,812,492.

In September  2006,  the Company  entered into a  design-build  agreement with a related party,  ICM, for a lump-sum  contract price of $118,000,000.  As part of the  agreement,  the Company was  required to make a down  payment of 10% of the original  contract price which $2,000,000 was paid at the delivery of the letter of intent,  an additional  $2,000,000 was paid in November 2006 when the Company broke escrow and the  remaining  $7,800,000 of the 10% was paid in January 2007.
Monthly  applications  are submitted for work performed in the previous  period, subject to retainage.

The Company  entered into an  agreement  in October  2006 with a related  party,
Bunge, to purchase all of the distiller's  grains with soluble (DGS) produced by the Company's  ethanol plant. The Company agrees to pay a purchase price subject to the sales  price,  transportation  costs,  rail lease charge and a fixed rate marketing fee for the DGS produced.  The  agreement  commences  when the Company begins  producing  DGS and  continues  for ten years when it will  automatically renew for successive  three-year  terms unless a 180-day written notice is given of either  party's  election not to renew before the  expiration  of the initial term or the then current  renewal term. In addition,  the Company is required to deliver written estimates of its anticipated monthly DGS production annually and monthly.  The  Company is  required  to pay a minimum  annual  marketing  fee of
$150,000  under  the  agreement.  Beginning  on  the  third  anniversary  of the effective  date of the agreement and  thereafter,  the annual minimum amount and the purchase  price may be adjusted  based on terms within the contract.  Either party may terminate the agreement based on specific provisions of the agreement.

In October 2006,  the Company  entered into an agreement with a company in which
Bunge  holds a  membership  interest,  AGRI-Bunge,  LLC,  to  procure  all grain required for the Company's  ethanol  plant.  The Company agreed to pay an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee of $225,000. The agreement commences when the Company first needs corn for  production.  It is  currently  anticipated  that this will occur
December 2008 and will continue for ten years when it will  automatically  renew for  successive  three-year  terms unless a 180-day  written  notice is given of either  party's  election not to renew before the expiration of the initial term or the then current renewal term. Either party may terminate the agreement based on specific guidelines in the agreement.

On January  30,  2008,  the Company and Bunge  entered  into a Support  Services
Agreement  (the  "Services  Agreement"),  under  which  Bunge  agreed to provide engineering  support on the  project,  provide  reports to Lender and assist the
Company with requests by the Agent. The Company will pay, in addition to Bunge's out of pocket

Southwest Iowa Renewable Energy, LLC (A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 5.   Related-Party Transactions (continued)

expenses,  an  hourly  fee of $95 for  such  services.  The  Services  Agreement terminates  upon the earlier of  completion of the ethanol plant or December 31,
2008.  Bunge may terminate the Services  Agreement at any time,  and the Company may terminate  under specified  circumstances.  As of March 31, 2008 no expenses have been paid under this agreement.

Note 6.       Commitments

The total cost of the project,  including the  construction of the ethanol plant and start-up expenses, is expected to be approximately $224,635,000. The Company is funding the development of the ethanol plant by using the total equity raised of $75,654,000,  long term financing of  approximately  $126,000,000  and bridge financing of approximately $36,000,000.

In September  2006,  the Company  entered into an agreement  with a design-build contractor  for  construction  of the  ethanol  plant  for a lump  sum  price of
$118,000,000.  The agreement  states that  $11,800,000 will be paid in cash as a
down  payment  to  be  applied  toward   applications   for  payments.   Monthly
applications are submitted for work performed in the previous period, subject to retainage.  In April 2008 five change orders in the amount of  $29,090,000  were issued.  As of March 31, 2008, the Company incurred  $91,074,000 of construction in progress.  The Company has included  construction  in progress  payments made totaling  $89,668,000  to the  contractor  for the year  ended  March 31,  2008;
therefore  approximately  $57,422,000  future commitment remains as of March 31,
2008  which  is  expected  to be paid in  2008.  Of  this  total,  approximately
$15,908,000 is included in accounts payable as of March 31, 2008.

The Company has also entered into various other contracts  during 2006, 2007 and
2008 for the construction of the ethanol plant, office building,  rail track and acquisition  of  equipment  totaling  approximately  $55,590,000,  with a future commitment of approximately $28,764,000, as of March 31, 2008, which is expected to be paid in 2008.  Of this  total,  approximately  $2,434,000  is  included in accounts payable as of March 31, 2008.

In November 2006, the Company entered into an agreement with an unrelated entity for  marketing,  selling and  distributing  all of the  ethanol  produced by the
Company.  The Company will pay a fee mutually agreed to by both parties for each gallon of ethanol sold.  This agreement is effective  through  December 31, 2010 and will renew annually until terminated by 90 days' written notice. As of March
31, 2008, the ethanol plant is not operational and no amounts are due under this agreement.

In November  2006,  the Company  entered into an agreement with a related entity for marketing,  selling and distributing all of the distillers dried grains with solubles which are  by-products of the ethanol plant.  Under the agreement,  the
Company will pay a minimum  annual  marketing fee of $250,000.  The term of this agreement  shall be for ten years  commencing as of  completion  and start-up of production  of the  plant.  As of  March  31,  2008,  the  ethanol  plant is not operational and no amounts are due under this agreement.

The Company has entered  into a steam  contract  with an  unrelated  party dated
January 22, 2007, under which the vendor agreed to provide the steam required by the  Company,  up to 475,000  pounds per hour.  The Company  agreed to pay a net energy  rate for all steam  service  provided  under the  steam  contract  and a monthly  demand charge for  condensate  not returned  (steam  delivered less the condensation  returned).  The net energy  rate is set for first three years then adjusted each year beginning on the third  anniversary  date. The steam contract will  remain in effect  for ten years from the  earlier of the date the  Company commences a continuous grind of corn for ethanol production, or January 1, 2009.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 6.  Commitments (continued)

In October,  2007 the  Company  entered  into an  agreement  with an  investment banking firm, an unrelated  party, to assist in obtaining  additional  equity to replace the Bridge  Loan.  While the Bridge Loan is not due until March 1, 2009, the Company's goal is to raise  sufficient  equity to replace the Bridge Loan as soon as possible.  Initially,  the Company is seeking one or more  institutional investors to provide the additional  equity.  The Company will pay a monthly fee of $10,000  until the  agreement is  terminated by both parties or the equity is secured.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas  supplier,  an unrelated  party,  under which the vendor agreed to provide the gas  required  by the  Company,  up to 900 Dth per day.  The Company
agreed to pay the maximum  reservation and commodity rates as provided under the vendor's  FERC  Gas  Tariff  as  revised  from  time to  time,  as well as other additional  charges.  The volume of gas  delivered is for a term of seven years.
The agreement  specifies an inservice date of October 1, 2008, which allows time for testing prior to December 2008 operations.

In January,  2008 the Company  entered into an  agreement  with Bunge to provide engineering  support  services on an  as-needed  basis.  The Company will pay an hourly  fee  mutually  agreed to by both  parties  for each hour of  engineering services provided. This agreement is effective through December 31, 2008.

In March, 2006, the Company entered into the Unit Issuance Agreements,  pursuant to  which  the  Company  has  agreed  to pay  Bunge  and ICM  each a fee for the issuances  of their  respective  LCs equal to 6% per annum of the  undrawn  face amount  of their  respective  LCs for a total  annual  amount  of  approximately
$2,160,000.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations.

Forward Looking Statements

     This report contains forward-looking statements that involve future events, our future  performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as
"may," "should," "anticipate,"  "believe," "expect," "plan," "future," "intend,"
"could," "estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions.  These  forward-looking  statements
are  only  our  predictions  and  involve   numerous   assumptions,   risks  and
uncertainties.  Our actual results or actions may differ  materially  from these forward-looking statements for many reasons, including the following factors:

     o    Overcapacity in the ethanol industry;
     o    Our ability to obtain any  additional  equity  financing  which may be required to complete plant  construction and commence  operations,  or our inability to fulfill our debt financing covenants;
     o    Changes in our business strategy,  capital improvements or development plans;
     o    Construction  delays and technical  difficulties in  constructing  the plant;
     o    Changes in the environmental  regulations that apply to our plant site and operations;
     o    Our ability to hire and retain key  employees for the operation of the plant;
     o    Changes in general  economic  conditions or the  occurrence of certain events  causing  an  economic  impact  in  the  agricultural,  oil  or automobile industries;
     o    Changes  in the  availability  and  price of  electricity,  steam  and natural gas;
     o    Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
     o    Changes and advances in ethanol production technology; and competition from alternative fuel additives.

     Our actual results or actions could and likely will differ  materially from those anticipated in the forward-looking  statements for many reasons, including the reasons  described in this  report.  We are not under any duty to update the forward-looking  statements contained in this report. We cannot guarantee future results, levels of activity,  performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this  report.  You  should  read  this  report  completely  and with the understanding  that our actual future  results may be materially  different from what we currently  expect. We qualify all of our  forward-looking  statements by these cautionary statements.

Overview, Status and Recent Developments

     Southwest Iowa Renewable  Energy,  LLC (the  "Company,"  "we" or "us") is a
development  stage Iowa limited  liability company which was formed on March 28,
2005 to  develop,  construct,  own and  operate a 110  million  gallon  dry mill corn-based ethanol plant near Council Bluffs, Iowa (the "Facility").  Based upon engineering  specifications from ICM, Inc. ("ICM"), our primary constructor,  we expect the Facility to process  approximately  39.3 million  bushels of corn per year into 110 million  gallons of denatured fuel grade ethanol,  300,000 tons of distillers' dry grains with solubles ("DDGS") and 50,000 tons of wet distillers'
grains with soluble ("WDGS," together with DDGS,  "Distillers Grains"). The fuel grade ethanol will be sold in limited  markets  throughout the United States and
Distillers  Grains sold in  surrounding  communities  in  southwestern  Iowa and southeastern Nebraska.

     To execute our business plan, we raised capital  through two  offerings--an initial  seed round in the fourth  quarter of 2005 and a secondary  round in the first quarter of 2006--and on May 2, 2007, we entered into a $126,000,000 credit facility (as amended,  the "Credit  Agreement") with AgStar Financial  Services,
PCA ("AgStar"),  as agent for a syndicate group of lenders (the  "Lenders").  As discussed in more detail below, effective March 7, 2008, we amended the terms of our primary lending agreements,  obtained a bridge loan in the maximum principal amount of $36,000,000  (the "Bridge Loan") from Commerce Bank, N.A. (the "Bridge
Lender") and entered into arrangements with the Bridge Lender and our key equity holders and operational  partners,  ICM and Bunge North America,  Inc. (a wholly owned  subsidiary  of Bunge  Limited,  a  publicly-traded,  global  agribusiness company)  ("Bunge"),  in order to resolve a  construction  budget  shortfall  of
$34,000,000.  AgStar  had  previously  informed  us that we would not be able to borrow  under  the  Credit  Agreement  until the  shortfall  was  resolved.  The shortfall also led ICM to reduce construction  activities until it was resolved, which has resulted in a delay in the construction of the Facility.

     We have entered into  contracts  with various  contractors to construct the
Facility,  though our primary contractors are ICM, Todd & Sargent, Inc. ("T&S"), and HGM Associates, Inc. ("HGM"). With the proceeds of our two equity offerings, we began  construction  of our  Facility in  February  of 2007 with  grading and
GeoPier  installation.  T&S began work on the grain and DDGS silos in  February,
2007,  with the silos  poured the end of July and the DDG building set and sided in October,  2007. As of March 31, 2008, the status of the various components of the Facility were as follows:

     o    Railroad  bridge  will be  completed  and ready for track  within  the month;
     o    Rail work is being  completed  on the main line  switch,  and the loop into grain receiving;
     o    Foundations  have been  poured for the tunnel  supports  for the steam line traverse under the MidAmerican Energy Center road;
     o    T&S is close to project completion on the silos;
     o    The process  water wells have been  drilled and step testing is set to begin;
     o    The turbine arrived and was successfully set on the pad;
     o    Grain receiving electrical contract was finalized;
     o    Our  administration  building  slab  was  poured  this  fall  and  the contractor was selected for remaining construction; and
     o    Our water treatment building is substantially complete.

     On November 13, 2007, we received  notification from AgStar requesting that we immediately  provide  AgStar with a sworn  construction  statement  under the terms of the Credit  Agreement in response to our updated  project  budget dated
October 29, 2007,  which reflected a budgeted  shortfall of $34,000,000.  AgStar further requested the deposit of $34,100,000 with the disbursing agent under the
Credit Agreement and related documents within ten days. Thereafter,  the Company and AgStar commenced  discussions  regarding the potential  construction funding gap projected in our October 29, 2007  construction  budget. On January 3, 2008, we received  notification  from AgStar requesting a firm proposal to address our equity  shortfall along with other  materials.  As of March 7, 2008, in order to resolve our funding shortfall and thereby allow AgStar to commence funding under the Credit Agreement, we made the following arrangements:

     o We have  obtained  a Bridge  Loan from the Bridge  Lender in the  maximum principal  amount of  $36,000,000.  To remedy  our  budget  shortfall,  the proceeds of the Bridge Loan have been deposited  into the Credit  Agreement construction  disbursing account to be applied as required thereunder.  The
     Bridge Loan debt is secured by two letters of credit,  as described  below.
     As of March 31, 2008, we have drawn  $34,175,000  under the Bridge Loan for payment of construction in progress.

     o Bunge has caused its bank to issue a letter of credit in the amount equal to 76% of the maximum  principal  amount of the Bridge Loan in favor of the
     Bridge Lender (the "Bunge LC"),  and ICM has caused its lender to similarly issue  a  letter  of  credit  in the  amount  equal  to 24% of the  maximum principal amount of the Bridge Loan in favor of the Bridge Lender (the "ICM
     LC" and,  together  with the Bunge LC, the "LCs").  Both LCs will expire on
     March 16, 2009, and the Bridge Lender will only draw against the LCs to the extent  that we default  under the Bridge Loan or if we have not repaid the
     Bridge Loan in full by March 1, 2009.  In the event the Bridge Lender draws against the LCs,  the amounts  drawn will be in  proportion  to Bunge's and
     ICM's  respective  ownership  of the  Company's  Units which are not Series
     A--76% and 24%, respectively. As we repay the principal of the Bridge Loan, the  LCs'  stated  amounts  will  automatically  be  reduced  in  the  same proportion.

     o Effective  March 7, 2008,  we have entered into a Series C Unit  Issuance
     Agreement with ICM (the "Series C Agreement")  and a Series E Unit Issuance
     Agreement with Bunge (the "Series E Agreement",  together with the Series C
     Agreement,  the  "Unit  Issuance  Agreements")  in  connection  with  their respective  issuances of the LCs.  Under the Unit Issuance  Agreements,  we
     have  agreed  to pay Bunge  and ICM each a fee for the  issuances  of their respective  LCs equal to 6% per annum of the  undrawn  face amount of their respective LCs. The Unit Issuance  Agreements provide that the Company will use its best efforts to raise funds through a subsequent

     private  placement  offering of Units (the  "Private  Placement"),  or such other form of equity or debt financing as the Company's  Board of Directors may deem necessary,  in an amount  sufficient to pay off the Bridge Loan in full prior to maturity. Although we anticipate that funds obtained from the
     Private  Placement or such other equity or debt financing will enable us to pay off the Bridge  Loan in full prior to  maturity,  in the event that the
     LCs are drawn upon as  discussed  above or if Bunge or ICM make any payment to the Bridge  Lender that reduces  amounts  owed by the Company  under the
     Bridge Loan (each, a "Bridge Loan Payment"),  the Unit Issuance  Agreements
     provide that we will immediately reimburse Bunge and/or ICM, as applicable, for the amount of such  Bridge Loan  Payment by issuing  Units to Bunge and
     ICM, as further described below.

     o Under the Series C  Agreement,  if ICM makes a Bridge Loan  Payment,  the
     Company will immediately  issue Series C Units to ICM based on a Unit price that is equal to the  lesser  of  $3,000  or one half  (1/2) of the  lowest purchase  price  paid by any  party  for a Unit  who  acquired  (or who has entered into any agreement, instrument or document to acquire) such Unit as part of the Private  Placement after the date of the Series C Agreement but prior to the date of any  Bridge  Loan  Payment  made by ICM.  The Series C
     Agreement further provides that ICM will have the right to purchase its pro rata share of any Units issued by the Company at any time after the date of the Series C Agreement.

     o Under the Series E Agreement,  if Bunge makes a Bridge Loan Payment,  the
     Company  will  immediately  issue  Series E Units to Bunge  based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase  price  paid by any  party  for a Unit  who  acquired  (or who has entered into any agreement, instrument or document to acquire) such Unit as part of the Private  Placement after the date of the Series E Agreement but prior to the date of any Bridge Loan  Payment  made by Bunge.  The Series E
     Agreement  further  provides that Bunge will have the right to purchase its pro rata  share of any Units  issued by the  Company  at any time after the date of the Series E Agreement.

     o Our Amended and Restated Operating Agreement (the "Operating  Agreement")
     was amended to reflect the terms of the Unit Issuance Agreements.

     o As described in more detail below, the terms of the Credit Agreement were modified to reflect the foregoing.

     The Unit price under the Unit Issuance  Agreements was calculated such that any  issuance  of  Units to  Bunge  and/or  ICM  pursuant  to the Unit  Issuance
Agreements  as  reimbursement  for any  Bridge  Loan  Payment  would be at a 50%
discount  to the  price  per Unit of  $6,000  actually  paid by Bunge and ICM to acquire the Units that they presently  hold (or, if a lesser amount,  the lowest per-Unit  price  paid  by any  party  as part of the  Private  Placement).  This discounted  Unit price is  intended  to provide an  economic  incentive  for the
Company to obtain  sufficient  equity to replace  the Bridge  Loan from  parties other than Bunge and ICM as the preferred alternative to Bunge or ICM making any
Bridge Loan  Payments  and is  consistent  with the intent of the  parties  that neither Bunge or ICM increase their  respective  Unit  ownership  beyond present levels.

     To the  extent we issue  additional  Units to Bunge  and/or ICM in order to satisfy our reimbursement  obligations under the Unit Issuance  Agreements,  the ownership  interests of the Company's Members would be diluted,  as described in the following  example.  If (i) the maximum  principal amount of the Bridge Loan were drawn ($36,000,000),  (ii) Bunge and ICM each made their respective maximum
Bridge  Loan  Payments,  and (iii) the  Company  did not issue any equity to any other  party  (thereby  setting  the  issuance  price  under  the Unit  Issuance
Agreements  at $3,000 per Unit),  then the  Company  would be  required to issue
9,120  Series E Units to Bunge and 2,880 Series C Units to ICM.  Such  issuances would increase the Company's total outstanding Units from 13,139 to 25,139.  The dilutive  effect of such  issuances  on a Member  holding  100 Units would be to reduce such Member's percentage interest in the Company from 0.761% to 0.398%.

     We have retained an  investment  banking firm to assist us in obtaining the additional  equity to replace the Bridge Loan.  While the Bridge Loan is not due until  March 1, 2009,  our goal is to raise  sufficient  equity to  replace  the
Bridge  Loan  as  soon  as  possible.  Initially,  we are  seeking  one or  more institutional  investors to provide the  additional  equity.  The Board may also determine  to make an  offering  to  existing  Members  and other  investors  to compliment the additional institutional equity.

Results of Operations

     For the three and  six-month  period ended March 31, 2008 we incurred a net loss of ($642,000) and ($1,147,000),  respectively.  For the three and six-month period  ended  March 31,  2007,  we had net income of $319,000  and  $1,339,000, respectively.  We have incurred an  accumulated  net loss of ($846,000)  for the period March 28, 2005 (date of inception)  through March 31, 2008.  These losses were incurred for general and  administrative  expenses relating to organization and development as we continue to construct our plant.  Net income resulted from interest income on the equity  financing  before full  construction of the plant was underway.

Liquidity and Capital Resources

     We  intend  to  rely  on our  current  equity  and  available  debt to fund completion of the project,  cover start-up costs and purchase inventory prior to our  operational  date. We will seek to issue equity to replace the Bridge Loan, as described above. Under the terms of the amended Credit Agreement, our Lenders have agreed to fund the  facility  and we  completed  our initial draw under the
Construction  Loan of  $2,312,803  on  March  11,  2008.  Once  operational,  we anticipate  that cashflow from  operations  will allow us to operate at a profit and will  provide the  necessary  cash to make our  principal  debt and interest payments.  Market trends and governmental  regulations  could have a significant impact on our ability to remain  profitable and provide enough  cashflow to make our debt and interest  payments.  As of March 31, 2008 we have drawn  $2,312,803 under the Credit Agreement.

     The  current  tightening  of the  credit  markets  and the  current  market conditions  for both corn and  ethanol  could  materially  impede our ability to obtain  additional  funding  if we need to raise  additional  equity  or  borrow additional funds to make improvements to the Facility.

     We expect our future  cost of goods sold will  consist  primarily  of costs relating to the corn supply  necessary to produce ethanol and Distillers  Grains for sale.  Corn prices have  increased  sharply  since August 2006 and we expect corn prices to remain at historical  high price levels well into 2008.  Although we do not expect to begin  operations  until December,  2008, we expect that the demand for corn will  continue to not only  maintain  higher  prices,  but cause continuing  volatility on those prices,  which may significantly impact our cost of goods sold.

     Once  operational,  we will be  dependent  on our supply of corn to produce ethanol  and its  co-products  at our  Facility.  We expect the price of corn to remain  above  historical  price  levels and we will have to compete  with other ethanol  plants for our corn  origination.  Generally,  higher  corn prices will produce  lower profit  margins.  Grain prices are  primarily  dependent on world feedstuffs supply and demand and on U.S. and global corn crop production,  which can be volatile as a result of a number of factors,  the most important of which are  weather,  current  and  anticipated  stocks and prices,  export  prices and supports and the government's current and anticipated agricultural policy.

     The price at which we will purchase  corn will depend on prevailing  market prices.  A shortage may develop,  particularly if there are other ethanol plants competing for corn, an extended drought or other production problems. Historical grain  pricing  information  indicates  that the price of grain  has  fluctuated significantly in the past and may fluctuate significantly in the future. Because the market price of ethanol is not related to grain  prices,  ethanol  producers are  generally  not  able to  compensate  for  increases  in the  cost of  grain
feedstock  through  adjustments  in  prices  charged  for  their  ethanol.   We,
therefore, anticipate that our plant's profitability will be negatively impacted during periods of high corn prices.

     There has been an  increase  in the  number of  claims  against  the use of ethanol as an alternative  energy source.  Many of such claims have drawn a link between  recently  increasing  global food prices and the use of corn to produce ethanol.  Others claim that the production of ethanol  requires too much energy.
Such  claims  have  led  some,  including  members  of  Congress,  to  urge  the modification of current government policies which affect the production and sale of ethanol in the  United  States,  such as the  Volumetric  Ethanol  Excise Tax
Credit,  the Renewable Fuels Standard and the Energy  Independence  and Security
Act of 2007.  Similarly,  several states which  currently have laws which affect the  production  and sale of ethanol,  such as mandated  usage of ethanol,  have proposed to modify or eliminate such mandates.  To the extent that such state or federal laws were modified,  the demand for ethanol may be reduced,  which could negatively  and  materially  affect our  ability to operate  profitably  once we commence

operations.

     Cash used in operations  for the six-month  period ended March 31, 2008 and
March 31, 2007,  and from March 28, 2005 (date of  inception)  through March 31,
2008, was ($854,000), ($352,000) and ($536,000), respectively.

     For the six month period ended March 31, 2008 and March 31, 2007,  and from
March 28, 2005 (date of  inception)  through  March 31,  2008,  net cash used in
investing  activities  was  ($34,949,000),   ($70,550,000)  and  ($108,668,000),
respectively, primarily related to the construction of our plant.

     For the six month period ended March 31, 2008 and March 31, 2007,  and from
March 28, 2006 (date of inception)  through  March 31, 2008,  cash provided from
financing   activities   was   $34,747,000,    $70,081,000   and   $109,892,000,
respectively.   This  cash  was  generated   through  our  equity  financing  of
$75,654,000,  bridge loan of $34,100,000  and $2,313,000  from our  construction loan.

     Sources of Funds

     The total project cost to construct our Facility and commence operations is currently  estimated  to be  approximately  $225,000,000,  assuming  no  unknown material  changes  are  required.  To  date,  we have  planned  to  finance  the construction  of the Facility with a combination of equity and debt capital.  We incurred  additional  construction costs that led to our recent budget shortfall with the Bridge Loan,  which we intend to pay in full prior to maturity with the proceeds  of the  Private  Placement  or  other  equity  or debt  financing,  as discussed above. We initially raised equity from our seed capital  investors and completed a secondary  private  offering in March 2006. We intend to draw on our debt  financing  under the terms of the Credit  Agreement,  as amended,  and the
Bridge  Loan.  We have  also  received  grant  income  from  the  United  States
Department  of  Agriculture  ("USDA")  and a loan  from the Iowa  Department  of
Economic Development ("IDED").  The following schedule sets forth the sources of funds from our equity  offering  proceeds  and our debt  financing  proceeds and grants:

Source of Funds                                              Amount         Percent of Total
     Equity:
         Member Equity (Seed Capital Offerings)          $      1,650,000        0.74%
         Member Equity (Secondary Offering)              $     74,004,000       32.94%
     Other:
         Interest, Grant and Other Income                $      3,881,389        1.72%
     Total Equity and Other                              $     79,535,389       35.40%
     Debt:
         Term Debt                                       $    111,000,000       49.40%
         Bridge Loan                                     $     34,100,000       15.20%
     Total Debt                                          $    145,100,000       64.60%
-------------------------------------------------------------------------------------------------
Total                                                    $    224,635,389         100%

     Equity Financing

     For financing  purposes,  we have issued Units in the following  offerings:
(i) in an offering commencing in October 2005, we issued 285 Units at $2,000 per
Unit to our founding Members,  resulting in gross proceeds of $570,000;  (ii) in an offering commencing in November 2005, we issued 360 Units at $3,000 per Unit, resulting in gross  proceeds of $1,080,000;  (iii) in an offering  commencing in
February, 2006, we issued (A) 8,000 Series A Units at $6,000 per Unit, resulting in gross  proceeds of  $48,000,000,  (B) 1,000 Series C Units to ICM at $6,000 a
Unit, resulting in gross proceeds of $6,000,000, and (C) 3,334 Series B Units to
Bunge at  $6,000  per Unit,  resulting  in gross  proceeds  of  $20,004,000.  In exchange for services,  we issued 45 Series A Units each to the three principals of Rural Development Associates, and we issued 25 Series A Units to Iowa Quality
Producers Alliance, LLC. Under the Unit Issuance Agreements,  we may be required to issue  additional Units to Bunge and ICM in the event the LCs are drawn upon, and have agreed to use our best efforts to raise additional  capital through the
Private Placement or other equity financing.

     Other Income

     In addition to our equity  financing,  the Credit  Agreement and the Bridge
Loan, we have earned approximately $3,350,000 of interest income, and rental and grant income of approximately $282,000, through March 31, 2008.

     Debt Financing

     In May 2007, we closed on our debt  financing  with AgStar as agent for the
Lenders. Our debt financing is principally governed by the Credit Agreement with the Lenders,  along with other  agreements,  which were amended March 7, 2008 in
connection  with  the  Bridge  Loan.  The  Credit   Agreement   provides  for  a
$111,000,000  construction  loan  which is  convertible  into a term  loan  (the
"Construction Loan"), at a variable interest rate of LIBOR (the London Interbank
Offered  Rate) plus 3.65%.  The Credit  Agreement  requires that we make monthly principal  payments  commencing seven months following the date the Construction
Loan converts to a term loan (60 days after  completion of  construction  of the
Facility) (the "Conversion  Date"). On the Conversion Date, the Credit Agreement
provides that the Construction  Loan will be converted into a term loan of up to
$101,000,000  (the "Term Loan") and a term  revolving  loan of up to $10,000,000
(the "Term Revolver"); and up to 50% of the outstanding Construction Loan can be converted to a fixed rate term loan ("Fixed Rate Loan"). In addition, the Credit
Agreement  provides for a revolving line of credit of approximately  $15,000,000
(the "Revolving Line of Credit").  The Revolver provides for a variable interest rate of LIBOR plus 3.45%. Finally, the Credit Facility provides for a loan up to
$1,000,000 on a revolving  basis (the  "Swingline  Revolver").  Under the Credit
Agreement,  we are to provide no less than 40% of the cost of construction.  The principal  terms of the Credit  Agreement and related loan  agreements  with the
Lenders are summarized below.

     o Construction Loan: The Construction Loan will bear interest of LIBOR plus
365  basis  points,  determined  on  the  date  of  the  first  advance  of  the
Construction Loan, and the interest rate will be adjusted as of the first day of the month  following  a change in the LIBOR  rate.  We will pay  interest on the
Construction  Loan in arrears on a monthly  basis,  paid on the first day of the month for the previous  month's  interest.  These  payments  will start upon the first day of the month following the first advance under the Construction  Loan, and will continue  until the conversion of the  Construction  Loan, as described above.  As of March 31,  2008 we have drawn  $2,312,000  under the  Construction
Loan.

     o Term Loan: On the Conversion Date, up to $101,000,000 of the Construction
Loan can be  converted  to the Term Loan.  The Term Loan will carry an  interest rate equal to LIBOR plus 345 basis points, to be reset on the first of the month following the month in which the LIBOR rate  changes.  The Term Loan becomes due on the fifth  anniversary  of the  Conversion  Date.  Under the Term Loan,  once funded,  we will pay  interest  only for the first six months.  Beginning in the seventh month following  conversion,  we will pay principal and interest,  in an amount that fully amortizes the principal of the Term Loan over 114 months.  The
Term  Loan,  if  funded,  must be paid in full on the fifth  anniversary  of the
Conversion Date (the "Maturity Date").

     o Fixed  Rate  Loan:  If we  provide  notice to the AgStar at least 30 days prior to the Conversion  Date, we may convert up to 50% of the outstanding  debt under  the  Construction  Loan to the  Fixed  Rate  Term  Loan,  for  which  the applicable  interest  will be the rate  listed  in the  "Government  Agency  and
Similar  Issues"  section of the Wall Street Journal for the Federal Farm Credit
Bank or the Federal Home Loan Bank, having a maturity approximately equal to the
Maturity Date, plus 325 basis points.

     o  Term  Revolver:  On  the  Conversion  Date,  up to  $10,000,000  of  the
Construction  Loan can be converted to the Term  Revolver for cash and inventory management  purposes.  Additional  advances under the Term Revolver,  creating a total outstanding balance of up to $10,000,000, are allowed on a revolving basis up until the day before the Maturity  Date. The interest of the Term Revolver is equal to  LIBOR  plus 345  basis  points,  adjusted  on the  first of the  month following the rate change.  Once funded, we must pay interest monthly in arrears on the Term  Revolver,  with the total  outstanding  balance due on the Maturity
Date.

     o  Revolving  Line of  Credit:  The  Lenders  may also  provide us with the
Revolving Line of Credit. Under the terms of the Credit Agreement, the Revolving
Line of Credit  can be issued in an amount up to the  lesser of (i)  $15,000,000 and (ii) after  operations at the Facility begin, the sum of 75% of our Eligible
Accounts  Receivable  (as  defined  in the  Credit  Agreement),  plus 75% of our
Eligible  Inventory (as defined in the Credit Agreement) (the greater of the two constitutes the "Borrowing  Base").  The interest rate on the
Revolving Line of Credit,  once funded, is equal to LIBOR plus 345 basis points, adjusted on the first of the month  following a rate change.  The Revolving Line of  Credit is due in full on the 364th  day  after  the  Conversion  Date.  Once funded, we will be subject to a mandatory prepayment ("Mandatory Prepayment") on the  Revolving  Line of  Credit in an  amount  equal to the  amount by which the
Revolving  Line of Credit  exceeds the Borrowing  Base,  reassessed on a monthly basis.  In the alternative to paying the Mandatory  Prepayment,  we can grant to the Lenders a security interest in additional collateral.

     o Swingline  Revolver:  The Swingline Revolver would carry an interest rate of LIBOR plus 345 basis points,  adjusted on the first of the month  following a rate change. The Swingline Revolver, once funded, would be due at the earlier of the Maturity Date or 30 days after the advance is made.

     o Interest Rate Modifications: After the Conversion Date, all variable rate loans will carry an interest rate based on the  percentage of the Facility which is represented by equity,  such that if such percentage is: (i) equal to or less than 55%, the interest  rate is LIBOR plus 345 basis  points,  (ii) greater than
55% but less than or equal to 65%,  the  interest  rate is LIBOR  plus 320 basis points,  (iii) greater than 65% but less than or equal to 75%, the interest rate is LIBOR plus 295 basis points,  and (iv) greater than 75%, the interest rate is
LIBOR plus 275 basis points.

     o  Disbursing  Account  Deposit  and Reserve  Funds:  To resolve our budget shortfall, we agreed to deposit $34,100,000 into the Credit Agreement disbursing account (the "Disbursing Account Deposit"), which we funded with the proceeds of the Bridge Loan. $3,253,722 of this amount represents a reserve for any costs to complete  our  Facility  that may exceed our  projected  costs (the  "Contingent
Project Cost Reserve").  In addition, the Credit Agreement provides that we will deposit into the Credit  Agreement  disbursing  account the first  $5,000,000 we raise from any  equity  offering  (the  "Equity  Escrow  Fund").  Following  any disbursement to us of Project Cost Reserve funds, the Credit Agreement  provides that we will replenish the  Contingent  Project Cost Reserve with funds from the
Equity  Escrow  Fund,  if any.  On the  Conversion  Date,  the Credit  Agreement
provides  that we may use any funds  remaining  in the  Contingent  Project Cost
Reserve or the Equity Escrow Fund to repay the Bridge Loan. The Credit Agreement further  provides  that to the extent our actual  total  costs to  complete  the
Facility are less than our projected  costs,  the difference will be advanced to us on the  Conversion  Date to repay any  outstanding  balances under the Bridge
Loan.

     o Certain Repayment Provisions: In addition to all other payments due under the Credit Agreement,  we also agreed to pay,  beginning at the end of the third fiscal quarter after the Conversion  Date, the amount equal to 65% of our Excess
Cash Flow (as defined in the Credit Agreement),  up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit  Agreement.  Such payment will be applied to the outstanding principal of the Term Loan (once funded), and will not  be  subject  to  the  prepayment  fee.  The  prepayment  fee  is due if the
Construction  Loan or Term  Loan is paid in full  within  24  months  after  the
Conversion  Date.  We also agreed to pay to each Lender,  annually,  a letter of credit fee equal to 150 basis points of each Lender's  maximum amount  available to us under  its  letter of  credit.  We will pay a  commitment  fee of 35 basis points per year of the unused portion of each Lender's Revolving Commitment,  as
defined  in  the  Credit   Agreement,   and  payable  in  arrears  in  quarterly
installments.  The  repayment  of any loan will be made to the  Lenders pro rata based on each Lender's  contribution to the total outstanding  principal of that loan.

     o Other Terms: Under the terms of the Credit Agreement,  we are required to make certain customary  representations and are subject to customary affirmative and negative  covenants,  including  restrictions  on our ability to incur debt,
create  liens,   dispose  of  assets,   pay   distributions   and  make  capital
expenditures,  consolidate,  dissolve, or merge. There are also customary events of default,  including  payment  defaults,  covenant  defaults,  cross defaults, construction related defaults and bankruptcy  defaults.  The terms of the Credit
Agreement also contain  financial  covenants  including minimum working capital, certain reserves,  minimum current assets to current liabilities ratios, minimum tangible net worth,  minimum  owner's  equity ratio,  and a minimum fixed charge coverage ratio.

     o  Security  Agreement:  We entered  into a Security  Agreement  ("Security
Agreement")  with AgStar  dated May 2, 2007 under  which we grant to AgStar,  as agent for the  Lenders,  a security  interest in all of our  personal  property, including accounts,  goods, farm products,  fixtures,  chattel paper, inventory,
equipment,  Instruments,   Investment  Property,  Documents,  Deposit  Accounts,
Commodity  Accounts,   Commercial  Tort  Claims,   securities  accounts,  money,
letter-of-credit rights, intangibles,  software, Supporting obligations, and all proceeds and products thereof.

Under the Security Agreement,  we agreed to not grant any other lien or security interest in any of our  personal  property  without  the consent of AgStar.  The
Security  Agreement  contains  customary  events of default and  remedies for an event of default.

     o Real Estate  Mortgage:  We entered into a Mortgage,  Security  Agreement,
Assignment of Rents and Leases, and Fixture Filing ("Mortgage  Agreement") dated
May 2, 2007 with AgStar as agent.  Under the Mortgage  Agreement,  we granted to
AgStar a first lien status, subject to certain permitted encumbrances,  mortgage and security interest in (i) our real property, described therein, together with
al  improvements,   buildings  or  structures,  (ii)  all  equipment,  fixtures, improvements, building supplies and materials and other personal property, (iii)
all  leases  accounts  rents,  issues  and  profits,  (iv) any and all awards or judgments,  and (v) after-acquired  property. The Mortgage Agreement also serves as a financing  statement for a fixture filing.  The Mortgage Agreement contains the same events of default as are  contained in the Credit  Agreement,  and also contains standard remedy provisions for a mortgage and security interest.

     o  Environmental  Indemnity  Agreement:  We entered  into an  Environmental
Indemnity  Agreement  with  AgStar  as  agent,  dated  May  2,  2007,  where  we represented we have received a Phase I  environmental  assessments,  and that we provided  these  assessments  to the Lenders.  We covenant that we will promptly commence  and  complete  cleanup,  consistent  with the  appropriate  laws,  any environmentally  hazardous materials.  In addition,  we agreed to indemnify each
Lender for all losses arising as a result of or in connection  with the presence of environmentally  hazardous materials,  including providing the defense of any
Lender for a related action or proceeding.

     o  Lien  Subordination  Agreement:  We  entered  into a Lien  Subordination
Agreement with AgStar as agent, and IDED.  Lenders and IDED each posses security interests in certain of our property.  Under the Lien  Subordination  Agreement,
IDED and the Lenders  agree that IDED will have first  priority  and the Lenders will have  second  priority  with  respect to  specified  collateral  (the "IDED
Collateral"). IDED agrees not to take any action regarding the security interest it contains in the IDED Collateral. Additionally, IDED agrees to subordinate its security  interest in our assets except IDED Collateral to the security interest held by the Lenders.  This agreement terminates upon (i) the debt to the Lenders being paid in full, (ii) the  termination of the credit extended by Lenders,  or
(iii) the cancellation of the loan and security  interest and termination of the financing statement held by IDED.

     o Assignments:  Pursuant to the Credit  Agreement,  we agreed to assign our rights  under the  following  agreements,  to which  each of the  counterparties
provided   their   respective   consent:   the   Agreement   Between  Owner  and
Design/Builder  on the Basis of Stipulated  Price dated as of September 25, 2006 between  the  Company and ICM (the "ICM  Contract"),  the Ethanol  Merchandising
Agreement  with  Lansing  Ethanol  Services,   the  Distiller's  Grain  Purchase
Agreement  dated  October  13,  2006  with  Bunge,  the Grain  Feedstock  Agency
Agreement  with  AGRI-Bunge,  LLC, the Executed  Steam  Service  Contract  dated
January 22, 2007 with  MidAmerican  Energy  Company  ("MidAm")  and the Electric
Service Contract with MidAm dated December 15, 2006.

     o Bridge Loan: As discussed above, in addition to the funds available under the Credit  Agreement,  we have also  obtained  the Bridge  Loan from the Bridge
Lender, the proceeds of which we deposited into the Credit Agreement  disbursing account to resolve our budget  shortfall.  The Bridge Loan is  represented  by a promissory note dated as of March 7, 2008 (the "Bridge Loan Note") and carries a variable  interest rate of 0.800  percentage  points over LIBOR. The Bridge Loan
Note provides that we are required to pay all outstanding  principal and accrued unpaid interest on or before March 1, 2009.  Under the terms of the Bridge Loan, we are required to make  certain  customary  representations  and are subject to certain  affirmative  covenants,  including the  obligation to notify the Bridge
Lender of any  defaults  under the Credit  Agreement.  There are also  customary events of default,  including payment defaults,  covenant defaults,  defaults in favor of third  parties  and  bankruptcy  defaults.  In the event of our default under the Bridge  Loan,  the Bridge Loan Note  provides  that the Bridge  Lender shall  submit  draws  under the LCs on a  proportionate  basis (76% under to the
Bunge LC and 24% under the ICM LC) and apply  such  proceeds  to the  amount due under the Bridge Loan. To the extent that we make any  principal  payment on the
Bridge Loan that is permitted under the Credit  Agreement,  the Bridge Loan Note provides that the Bridge  Lender will consent to and  acknowledge a reduction in the face amount of the LCs by an amount  equal to the  applicable  proportionate share of such principal payment.  As of March 31, 2008 we have drawn $34,175,000 under the Bridge Loan.

     Governmental Programs

     o IDED: We entered into a Master  Contract (the "IDED  Contract")  with the
IDED,  effective November 21, 2006, which provides for financial assistance from
IDED. The awards granted under the IDED Contract can be reduced or terminated if there is a change  in the IDED  revenues  appropriated  to us under  the  Master
Contract or for any other reason beyond IDED's control. All amounts of financing received from IDED will be spent on the construction of our Facility. As part of the Master Contract,  we granted to IDED a second position  security interest in all of our assets,  and a first position  security interest in our rolling stock valued at  $200,000.  We covenant to (i)  maintain  our business and Facility in
Iowa, (ii) create certain  numbers of jobs,  based on the job category (the "Job
Requirement"),  (iii) provide certain  benefits,  (iv) complete the Facility and comply with performance requirements regarding its completion,  (v) maintain our properties in a condition of good repair,  (vi) pay all taxes,  assessments  and fees,  and (vii) insure our risks as any person  similarly  situated  would.  We agree to provide  reports  including a mid-year  status  report,  an end-of-year status report,  an end of project report,  and an end of job maintenance  period
report.   Additionally,   we  agreed  to  not  be  a  party  to  any  merger  or
consolidation,  we agree to not sell, transfer, or lease any property covered by a security  interest,  and we agreed to not form or acquire any  subsidiaries or transfer any assets pledged as security to any  subsidiary.  The Master Contract contains  standard  events of  default,  and in  addition  declares  an event of default  when we are  subject  to any  judgment  in excess of  $100,000,  in the aggregate.

     The IDED  Contract  contains  a  VAAPFAP  Funding  Agreement  ("VA  Funding
Agreement"),  which provides us with an interest-free loan of $100,000,  payable over 60 months,  and a $100,000  forgivable  loan,  payable over 36 months.  The forgivable loan is only due if IDED determines that we failed to comply with the terms of the VA Funding  Agreement  and the IDED  Contract.  In  addition to the requirements for funding under the IDED Contract,  we must also provide evidence that we have access to steam  energy from MidAm's  plant to replace  natural gas before we will  receive  funds under the VA Funding  Agreement.  In the event we fail to meet our Job Requirement,  IDED can either require full repayment of the loan or repayment on a pro rata basis.  If we fail to meet our Job  Requirement, the  forgivable  loan will be forgiven on a pro rata basis,  with the  remaining balance being  amortized over a two year period and carrying a 6% interest rate, due from the first day of disbursement of the shortfall  amount.  We have signed two promissory notes,  each for $100,000,  covering the loans provided for under the VA Funding  Agreement.  The VA Funding  Agreement  terminates  upon (i) IDED determining  we  have  fully  met  all of  the  requirements  of the VA  Funding
Agreement,  including  repayment,  (ii) an event of  default,  (iii) lack of any distribution  under the VA Funding Agreement within 24 months of the award date, or (iv) mutual agreement.

     The IDED Contract also contains a High Quality Job Creation Program Funding
Agreement ("HQJCP Funding Agreement"). Under the HQJCP Funding Agreement, we are
allowed to claim an  investment  tax credit  ("Tax  Credit") of up to 5% (with a maximum of $6,922,308) of our qualifying  expenses  directly related to new jobs created by the start-up, location,  expansion, or modernization of our Facility, we are  eligible  for a  refund  of  sales,  service,  and use  taxes  we pay to contractors  or  subcontractors,  and  we are  eligible  for a  value-added  tax exemption. Under the HQJCP Funding Agreement, we must create 45 new high quality jobs.  These new jobs must be created  within five years of Facility  completion and must be maintained for at least two years thereafter.  We also agree to make a qualifying  investment of $141,331,160 toward the purchase and construction of our  Facility.  Additionally,  we must (i) offer our new  employees a pension or profit  sharing  plan,  (ii)  create  a high  value-added  good  or  service  in
"Value-Added  Agriculture"  (one of Iowa's  target  industries),  (iii)  provide employees 90% of the cost of medical and dental insurance,  and (iv) have active productivity  and safety  programs.  If we fail to create the number of required jobs,  then we will be  required  to repay  these tax  benefits  pro rata to the percent of jobs we failed to create  over the number of jobs we are  required to create. If we fail to meet the four  requirements  above for two years in a row, then we forfeit all tax benefits we receive under the HQJCP  Funding  Agreement.
If we sell or dispose of any building,  land, or structure that has received tax incentives  under this  program,  then our tax  liability  will be  increased as outlined in the HQJCP  Funding  Agreement.  In the event we layoff  employees or close our Facility  prior to  receiving  any tax  benefits,  the benefits may be reduced or terminated by IDED. The HQJCP Funding  Agreement  terminates upon (i)
IDED  determining we have fully met all of the requirements of the HQJCP Funding
Agreement,  including  repayment,  (ii) an event of  default,  (iii) lack of any distribution  under the HQJCP  Funding  Agreement  within 24 months of the award date, or (iv) mutual agreement.

     o USDA:  We have entered into a  Value-Added  Agricultural  Product  Market
Development (VAPG) Grant Agreement ("Grant Agreement") with the United States of
America,  dated  November  3,  2006,  under  which we  receive  a grant of up to
$300,000 for payment of (i)  administrative  staff salaries during  construction and start-up,  (ii)

the rental of temporary  office space,  and (iii)  permanent  staff salaries for three months.  As a condition to receiving the grant, we agreed to contribute at least $300,000 of our own money to be spent at an equal or greater rate than the
Grant Agreement funds. We also agree to maintain a financial  management  system and receive payment in accordance  with federal  regulations.  Additionally,  we agreed to comply with certain bonding coverage, audit and reporting obligations.
Finally,  we agreed to comply  with  federal  regulations  concerning  property, procurement and records access.

     Uses of Funds

     The  following  table  describes the estimated use of our offering and debt financing  proceeds.  The figures  are  estimates  only,  and the actual uses of proceeds may vary significantly from the descriptions given below.

Estimated Uses of Funds                                              Amount            Percent of Total
Plant Construction                                               $    118,000,000              52.5%
Other Construction                                               $     68,249,620              30.4%
Land and Site Development                                        $     10,778,614               4.8%
Site Utilities, Fire Protection and Water Supply                 $      3,893,788               1.7%
Rolling Stock                                                    $      2,000,000               0.9%
Administration Building, Computer Systems and Furnishings        $      1,040,000              0.52%
Rail line                                                        $     11,635,283               5.0%
Construction Insurance                                           $        400,000               0.2%
Equity and Debt Financing Expenses+                              $      1,414,000               0.6%
Organizational                                                   $      5,424,414               2.4%
Start-Up                                                         $      1,799,670              0.80%
---------------------------------------------------------------------------------------------------------
Total                                                            $    224,635,389               100%

+ Does not include  additional  expenses we may incur to raise additional equity as discussed elsewhere in this report.

     The ICM  Contract  provides  for a fixed fee of  $118,000,000  to build the primary  portions of our Facility.  In March 2008 we executed four change orders in the amount of $29,090,000.  These change orders change four Time and Material based  contracts to fixed price  contracts  Through March 31, 2008, we have paid
ICM $ $89,668,000  for  construction  services  under the ICM Contract,  leaving
$57,422,000 of future  commitment,  which we expect to pay in 2008. The Standard
Form  of  Design-Build  Agreement  and  General  Conditions  Between  Owner  and
Contractor  dated as of December  18, 2006 between the Company and T&S (the "T&
S
Contract") provides for a fee, subject to change orders, of $9,745,000 to design and  construct a 1,000,000  bushel  grain  receiving  and storage  facility  and
Distillers  Grain storage  facility.  As of March 31, 2008 the work provided for under the T&S Contract has been substantially completed. Through March 31, 2008,
we  have  paid  T&S  $8,900,000,   leaving  a  balance  of  $845,000  in  future
commitments.  Additionally,  we have  agreed to pay  $5,950,000  for  excavation services.  Through March 31, 2008, we have paid $5,890,000  under the excavation contract, leaving $60,000 of future commitment.

Application of Critical Accounting Estimates

     Management  uses  estimates  and  assumptions  in preparing  our  financial statements in accordance with accounting  principles  generally  accepted in the
United States.  These estimates and assumptions  affect the reported  amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the  reported  revenues  and  expenses.  We do  not  believe  that  any  of  the significant  accounting  policies  described  in  the  notes  to  the  financial statements is critical at this time, however we expect to continue to review our accounting  policies as we commence  operation of our ethanol  plant in order to determine if any of these accounting policies are critical.

Off-Balance Sheet Arrangements

     We do  not  have  any  off-balance  sheet  arrangements  that  have  or are
reasonably   likely  to  have  a  current  or  future  material  effect  on  our consolidated financial condition, results of operations or liquidity.

Recent Accounting Pronouncements

     In March 2008,  the Financial  Accounting  Standards  Board issued SFAS No.
161, "Disclosures about Derivative  Instruments and Hedging Activities." The new
standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced  disclosures to enable investors to better  understand their effects on an entity's  financial  position,  financial performance,  and cash  flows.  SFAS No.  161  achieves  these  improvements  by requiring  disclosure  of the fair values of  derivative  instruments  and their gains and losses in a tabular format. It also provides more information about an entity's  liquidity by requiring  disclosure  of  derivative  features  that are credit risk related. Finally, it requires  cross-referencing within footnotes to
enable  financial   statement  users  to  locate  important   information  about
derivative  instruments.  SFAS No. 161 is  effective  for  financial  statements issued for fiscal years and interim  periods  beginning after November 15, 2008, with early application  encouraged.  We are currently evaluating the impact that this statement will have on our financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

Item 4T. Controls and Procedures.

     Our management,  including our President and Chief  Executive  Officer (our principal executive officer), Mark Drake, along with our Chief Financial Officer
(our principal financial officer), Cindy Patterson,  have reviewed and evaluated the effectiveness of our disclosure  controls and procedures (as defined in Rule
13a-15  under the under the  Securities  Exchange  Act of 1934,  as amended (the
"Exchange  Act")),  as of March 31, 2008. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective  in ensuring  that  material  information  related to us is  recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission.

      Our  management,   including  our  principal  executive  officer  and  our
principal  financial  officer,  have  reviewed and  evaluated any changes in our internal control over financial reporting that occurred as of March 31, 2008 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings.

     None.

Item 1A.  Risk Factors.

     Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     Effective  March 7, 2008,  we entered into the Series C Agreement  with ICM and the Series E Agreement with Bunge in connection  with, and in  consideration of,  their  respective  issuances of the LCs. In the event that ICM and/or Bunge make a Bridge Loan Payment,  the Unit Issuance  Agreements  provide that we will immediately  reimburse  Bunge and/or ICM, as applicable,  for the amount of such
Bridge  Loan  Payment by issuing  Units to Bunge and ICM,  as further  described below.

     Under the Series C Agreement,  if ICM makes a Bridge Loan Payment,  we will immediately  issue  Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest  purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or  document to acquire)  such Unit as part of the Private  Placement  after the date of the Series C Agreement  but prior to the date of

any Bridge Loan  Payment made by ICM.  The Series C Agreement  further  provides that ICM will have the right to purchase  its pro rata share of any Units issued by the Company at any time after the date of the Series C Agreement.

     Under the Series E Agreement, if Bunge makes a Bridge Loan Payment, we will immediately issue Series E Units to Bunge based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest  purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or  document to acquire)  such Unit as part of the Private  Placement  after the date of the Series E Agreement  but prior to the date of any Bridge Loan Payment made by Bunge.

     We did not pay any person any  commissions or discounts,  nor did we engage any  underwriter  or  placement  agent,  in  connection  with the Unit  Issuance
Agreements. The Units offered under the Unit Issuance Agreements were made under the registration exemption provided for in Section 4(2) of the Securities Act of
1933 (the  "Securities  Act")  and Rule 506 of  Regulation  D adopted  under the
Securities Act. With respect to the exemption, neither we, nor any person acting on our  behalf,  offered  or sold the  Units  by  means  of any form of  general solicitation  or  advertising.  Prior  to  making  any  offer  or  sale,  we had reasonable  grounds to believe and believed that each  prospective  investor was capable of evaluating  the merits and risks of the  investment  and were able to bear the economic risk of the investment.  Each purchaser represented in writing that the Units were being  acquired  for  investment  for such  purchaser's  own account, and agreed that the Units would not be sold, without registration under the Securities Act or exemption from the Securities  Act. Each purchaser  agreed that a legend was placed on each  certificate  evidencing  the Units stating the
Units  have  not be  registered  under  the  Securities  Act and  setting  forth restrictions on their transferability.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits.

3(i)     Articles of Organization,  as filed with the Iowa Secretary of State on
         March  28,  2005   (incorporated   by  reference  to  Exhibit  3(i)  of
         Registration  Statement on Form 10 filed by  Registrant  on January 28,
         2008).
3(ii)    Second  Amended and Restated  Operating  Agreement  dated March 7, 2008
         (incorporated  by  reference  to  Exhibit  4(i) of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.1     Agreement  dated  October 13, 2006  between  Southwest  Iowa  Renewable
         Energy, LLC and Bunge North America, Inc. (incorporated by reference to
         Exhibit 10.1 of  Registration  Statement on Form 10 filed by Registrant on January 28,  2008).  Portions  of the  Agreement  have been  omitted pursuant to a request for confidential treatment.
10.2     Ethanol   Merchandising   Agreement  dated  November  1,  2006  between
         Southwest Iowa Renewable Energy, LLC and Lansing Ethanol Services,  LLC
         (incorporated by reference to Exhibit 10.2 of Registration Statement on
         Form 10 filed by  Registrant  on January  28,  2008).  Portions  of the
         Agreement  have been  omitted  pursuant to a request  for  confidential treatment.
10.3     Assignment of Ethanol Merchandising Agreement dated May 2, 2007 between
         AgStar Financial Services, PCA and Southwest Iowa Renewable Energy, LLC
         (incorporated by reference to Exhibit 10.3 of Registration Statement on
         Form 10 filed by Registrant on January 28, 2008).
10.4     Executed  Steam  Service   Contract  dated  January  22,  2007  between
         Southwest Iowa Renewable  Energy,  LLC and  MidAmerican  Energy Company
         (incorporated by reference to Exhibit 10.4 of Registration Statement on
         Form 10 filed by  Registrant  on January  28,  2008).  Portions  of the
         Contract  have been  omitted  pursuant  to a request  for  confidential treatment.

10.5     Assignment  of  Steam  Service  Contract  dated  May  2,  2007  between
         Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA
         (incorporated by reference to Exhibit 10.5 of Registration Statement on
         Form 10 filed by Registrant on January 28, 2008).
10.6     Electric  Service  Contract dated  December 15, 2006 between  Southwest
         Iowa Renewable Energy, LLC and MidAmerican Energy Company (incorporated by reference to Exhibit 10.6 of Registration Statement on Form 10 filed by Registrant on January 28, 2008).
10.7     Assignment  of  Electric  Service  Contract  dated May 2, 2007  between
         Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA
         (incorporated by reference to Exhibit 10.7 of Registration Statement on
         Form 10 filed by Registrant on January 28, 2008).
10.8     Distillers  Grain  Purchase  Agreement  dated  October 13, 2006 between
         Southwest Iowa  Renewable  Energy,  LLC and Bunge North  America,  Inc.
         (incorporated by reference to Exhibit 10.8 of Registration Statement on
         Form 10 filed by  Registrant  on January  28,  2008).  Portions  of the
         Agreement  have been  omitted  pursuant to a request  for  confidential treatment.
10.9     Assignment of Distillers  Grain  Purchase  Agreement  dated May 2, 2007 between  Southwest  Iowa  Renewable  Energy,  LLC and AgStar  Financial
         Services,   PCA   (incorporated   by   reference  to  Exhibit  10.9  of
         Registration  Statement on Form 10 filed by  Registrant  on January 28,
         2008).
10.10    Grain  Feedstock  Agency  Agreement  dated  October  13,  2006  between
         Southwest Iowa Renewable Energy, LLC and AGRI-Bunge,  LLC (incorporated by  reference  to Exhibit  10.10 of  Registration  Statement on Form 10
         filed by  Registrant  on January 28,  2008).  Portions of the Agreement
         have been omitted pursuant to a request for confidential treatment.
10.11    Assignment  of Grain  Feedstock  Agency  Agreement  dated  May 2,  2007 between  Southwest  Iowa  Renewable  Energy,  LLC and AgStar  Financial
         Services,   PCA   (incorporated   by  reference  to  Exhibit  10.11  of
         Registration  Statement on Form 10 filed by  Registrant  on January 28,
         2008).
10.12    Agreement  between  Owner  and  Design/Builder  Based on The Basis of a
         Stipulated  Price dated  September  25,  2006  between  Southwest  Iowa
         Renewable  Energy,  LLC and ICM,  Inc.  (incorporated  by  reference to
         Exhibit 10.12 of Registration  Statement on Form 10 filed by Registrant on January 28,  2008).  Portions  of the  Agreement  have been  omitted pursuant to a request for confidential treatment.
10.13    Railcar Sublease  Agreement dated June 25, 2007 between  Southwest Iowa
         Renewable Energy,  LLC and Bunge North America,  Inc.  (incorporated by reference to Exhibit 10.13 of  Registration  Statement on Form 10 filed by Registrant on January 28, 2008). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.
10.14    Credit  Agreement  dated May 2, 2007 between  Southwest  Iowa Renewable
         Energy,  LLC  and  AgStar  Financial  Services,  PCA  (incorporated  by reference to Exhibit 10.14 of  Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.15    Security  Agreement dated May 2, 2007 between  Southwest Iowa Renewable
         Energy,  LLC  and  AgStar  Financial  Services,  PCA  (incorporated  by reference to Exhibit 10.15 of  Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.16    Mortgage, Security Agreement Assignment of Rents and Leases and Fixture
         Filing dated May 2, 2007 between Southwest Iowa Renewable  Energy,  LLC and AgStar  Financial  Services,  PCA  (incorporated  by  reference  to
         Exhibit 10.16 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.17    Environmental  Indemnity  Agreement dated May 2, 2007 between Southwest
         Iowa  Renewable  Energy,  LLC  and  AgStar  Financial   Services,   PCA
         (incorporated  by reference to Exhibit 10.17 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.18    Convertible  Note dated May 2, 2007 made by  Southwest  Iowa  Renewable
         Energy, LLC in favor of Monumental Life Insurance Company (incorporated by  reference  to Exhibit  10.18 of  Registration  Statement on Form 10
         filed by Registrant on January 28, 2008).
10.19    Convertible  Note dated May 2, 2007 made by  Southwest  Iowa  Renewable
         Energy,  LLC in favor of Metlife Bank, N.A.  (incorporated by reference to  Exhibit  10.19  of  Registration  Statement  on  Form 10  filed  by
         Registrant on January 28, 2008).
10.20    Convertible  Note dated May 2, 2007 made by  Southwest  Iowa  Renewable
         Energy, LLC in favor of Cooperative Centrale Raiffeisen-Boerenleenbank,
         B.A.  (incorporated  by  reference  to  Exhibit  10.20 of  Registration
         Statement on Form 10 filed by Registrant on January 28, 2008).
10.21    Convertible  Note dated May 2, 2007 made by  Southwest  Iowa  Renewable
         Energy,   LLC  in  favor  of   Metropolitan   Life  Insurance   Company
         (incorporated  by reference to Exhibit 10.21 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).

10.22    Convertible  Note dated May 2, 2007 made by  Southwest  Iowa  Renewable
         Energy,  LLC in favor of First National Bank of Omaha  (incorporated by reference to Exhibit 10.22 of  Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.23    Revolving Line of Credit Note made by Southwest Iowa Renewable  Energy,
         LLC in favor of Cooperative  Centrale  Raiffeisen-Boerenleenbank,  B.A.
         (incorporated  by reference to Exhibit 10.23 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.24    Revolving Line of Credit Note made by Southwest Iowa Renewable  Energy,
         LLC in favor of Metropolitan  Life Insurance  Company  (incorporated by reference to Exhibit 10.24 of  Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.25    Revolving Line of Credit Note made by Southwest Iowa Renewable  Energy,
         LLC in favor of First National Bank of Omaha (incorporated by reference to  Exhibit  10.25  of  Registration  Statement  on  Form 10  filed  by
         Registrant on January 28, 2008).
10.26    Term Revolving Note made by Southwest  Iowa  Renewable  Energy,  LLC in favor of Metlife Bank, N.A. (incorporated by reference to Exhibit 10.26 of Registration Statement on Form 10 filed by Registrant on January 28,
         2008).
10.27    Term Revolving Note made by Southwest  Iowa  Renewable  Energy,  LLC in
         favor   of   Cooperative   Centrale   Raiffeisen-Boerenleenbank,   B.A.
         (incorporated  by reference to Exhibit 10.27 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.28    Term Revolving Note made by Southwest  Iowa  Renewable  Energy,  LLC in favor of Metropolitan Life Insurance Company (incorporated by reference to  Exhibit  10.28  of  Registration  Statement  on  Form 10  filed  by
         Registrant on January 28, 2008).
10.29    Term Revolving Note made by Southwest  Iowa  Renewable  Energy,  LLC in favor of First  National  Bank of Omaha  (incorporated  by reference to
         Exhibit 10.29 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.30    Lien  Subordination  Agreement  dated May 2, 2007 among  Southwest Iowa
         Renewable  Energy,  LLC,  AgStar  Financial  Services,   PCA  and  Iowa
         Department  of  Economic  Development  (incorporated  by  reference  to
         Exhibit 10.30 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.31    Value Added Agricultural Product Marketing  Development Grant Agreement
         dated November 3, 2006 between Southwest Iowa Renewable Energy, LLC and the United  States of America  (incorporated  by  reference  to Exhibit
         10.31 of  Registration  Statement  on Form 10 filed  by  Registrant  on
         January 28, 2008).
10.32    Engineering   Services   Agreement  dated  November  27,  2006  between
         Southwest  Iowa  Renewable  Energy,   LLC  and  HGM  Associates,   Inc.
         (incorporated  by reference to Exhibit 10.32 of Registration  Statement on Form 10 filed by Registrant  on January 28,  2008).  Portions of the
         Contract  have been  omitted  pursuant  to a request  for  confidential treatment.
10.33    Fee Letter dated May 2, 2007 between  Southwest Iowa Renewable  Energy,
         LLC and AgStar Financial  Services,  PCA  (incorporated by reference to
         Exhibit 10.33 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.34    Design-Build  Agreement dated December 18, 2006 between  Southwest Iowa
         Renewable  Energy,  LLC  and  Todd &  Sargent,  Inc.  (incorporated  by reference to Exhibit 10.34 of  Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.35    Master  Contract  dated  November  21,  2006  between   Southwest  Iowa
         Renewable  Energy,  LLC and Iowa  Department  of  Economic  Development
         (incorporated  by reference to Exhibit 10.35 of Registration  Statement on Form 10 filed by Registrant on January 28, 2008).
10.36    First  Amendment  to  Credit  Agreement  dated  March 7,  2008  between
         Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA
         (incorporated  by  reference  to Exhibit  10.38 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.37    Amended and Restated  Disbursing  Agreement dated March 7, 2008 between
         Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA
         (incorporated  by  reference  to Exhibit  10.39 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.38    Promissory  Note dated March 7, 2008 made by Southwest  Iowa  Renewable
         Energy, LLC in favor of Commerce Bank, N.A.  (incorporated by reference to Exhibit 10.40 of Amendment No. 1 to  Registration  Statement on Form
         10 filed by Registrant on March 21, 2008).
10.39    Irrevocable  Standby  Letter of Credit  No.  S500381  made by UMB Bank,
         N.A., for the account of Bunge North America, Inc. in favor of Commerce
         Bank, N.A. dated March 10, 2008  (incorporated  by reference to Exhibit
         10.41 of Amendment No. 1 to Registration  Statement on Form 10 filed by
         Registrant on March 21, 2008).

10.40    Irrevocable  Standby Letter of Credit No.  08SBLC0345  made by INTRUST
         Bank, N.A. for the account of ICM Inc. in favor of Commerce Bank, N.A.
         dated March 7, 2008  (incorporated  by reference  to Exhibit  10.42 of
         Amendment  No.  1 to  Registration  Statement  on  Form  10  filed  by
         Registrant on March 21, 2008).
10.41    Allonge  to  Revolving  Line of  Credit  Note  made by  Southwest  Iowa
         Renewable  Energy,  LLC in favor of First  National Bank of Omaha dated
         March 7, 2008  (incorporated by reference to Exhibit 10.43 of Amendment
         No. 1 to Registration Statement on Form 10 filed by Registrant on March
         21, 2008).
10.42    Allonge  to  Revolving  Line of  Credit  Note  made by  Southwest  Iowa
         Renewable    Energy,    LLC   in   favor   of   Cooperative    Centrale
         Raiffeisen-Boerenleenbank,  B.A., dated March 7, 2008  (incorporated by reference to Exhibit 10.44 of Amendment No. 1 to Registration Statement
         on Form 10 filed by Registrant on March 21, 2008).
10.43    Allonge  to  Revolving  Line of  Credit  Note  made by  Southwest  Iowa
         Renewable Energy,  LLC in favor of Metropolitan Life Insurance Company, dated March 7, 2008  (incorporated  by  reference  to Exhibit  10.45 of
         Amendment  No.  1  to  Registration  Statement  on  Form  10  filed  by
         Registrant on March 21, 2008).
10.44    Allonge to Convertible  Note made by Southwest  Iowa Renewable  Energy,
         LLC in favor of First  National  Bank of  Omaha,  dated  March 7,  2008
         (incorporated  by  reference  to Exhibit  10.46 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.45    Allonge to Convertible  Note made by Southwest  Iowa Renewable  Energy,
         LLC in favor of Metlife Bank, N.A.,  dated March 7, 2008  (incorporated by  reference  to  Exhibit  10.47 of  Amendment  No. 1 to  Registration
         Statement on Form 10 filed by Registrant on March 21, 2008).
10.46    Allonge to Convertible  Note made by Southwest  Iowa Renewable  Energy,
         LLC in favor of  Metropolitan  Life Insurance  Company,  dated March 7,
         2008  (incorporated by reference to Exhibit 10.48 of Amendment No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.47    Allonge to Convertible  Note made by Southwest  Iowa Renewable  Energy,
         LLC in favor of Cooperative Centrale  Raiffeisen-Boerenleenbank,  B.A.,
         dated March 7, 2008  (incorporated  by  reference  to Exhibit  10.49 of
         Amendment  No.  1  to  Registration  Statement  on  Form  10  filed  by
         Registrant on March 21, 2008).
10.48    Allonge to Term Revolving Note made by Southwest Iowa Renewable Energy,
         LLC in favor of First  National  Bank of  Omaha,  dated  March 7,  2008
         (incorporated  by  reference  to Exhibit  10.50 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.49    Allonge to Term Revolving Note made by Southwest Iowa Renewable Energy,
         LLC in favor of Cooperative Centrale  Raiffeisen-Boerenleenbank,  B.A.,
         dated March 7, 2008  (incorporated  by  reference  to Exhibit  10.51 of
         Amendment  No.  1  to  Registration  Statement  on  Form  10  filed  by
         Registrant on March 21, 2008).
10.50    Allonge to Term Revolving Note made by Southwest Iowa Renewable Energy,
         LLC in favor of Metlife Bank, N.A.,  dated March 7, 2008  (incorporated by  reference  to  Exhibit  10.52 of  Amendment  No. 1 to  Registration
         Statement on Form 10 filed by Registrant on March 21, 2008).
10.51    Allonge to Term Revolving Note made by Southwest Iowa Renewable Energy,
         LLC in favor of  Metropolitan  Life Insurance  Company,  dated March 7,
         2008  (incorporated by reference to Exhibit 10.53 of Amendment No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.52    Allonge to Convertible  Note made by Southwest  Iowa Renewable  Energy,
         LLC in favor of Monumental Life Insurance Company,  dated March 7, 2008
         (incorporated  by  reference  to Exhibit  10.54 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.53    Term Revolving Note made by Southwest  Iowa  Renewable  Energy,  LLC in favor of Amarillo  National Bank  (incorporated by reference to Exhibit
         10.55 of Amendment No. 1 to Registration  Statement on Form 10 filed by
         Registrant on March 21, 2008).
10.54    Allonge to Term Revolving Note made by Southwest Iowa Renewable Energy,
         LLC  in  favor  of  Amarillo   National  Bank,   dated  March  7,  2008
         (incorporated  by  reference  to Exhibit  10.56 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.55    Convertible  Note dated May 2, 2007,  made by Southwest  Iowa Renewable
         Energy,  LLC in  favor  of  Amarillo  National  Bank  (incorporated  by reference to Exhibit 10.57 of Amendment No. 1 to Registration Statement
         on Form 10 filed by Registrant on March 21, 2008).
10.56    Allonge to Convertible  Note made by Southwest  Iowa Renewable  Energy,
         LLC  in  favor  of  Amarillo   National  Bank,   dated  March  7,  2008
         (incorporated  by  reference  to Exhibit  10.58 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by  Registrant  on March  21,
         2008).
10.57    Revolving Line of Credit Note made by Southwest Iowa Renewable  Energy,
         LLC in favor of Amarillo  National Bank  (incorporated  by reference to
         Exhibit 10.59 of Amendment No. 1 to  Registration  Statement on Form 10
         filed by Registrant on March 21, 2008).

10.58    Allonge  to  Revolving  Line of  Credit  Note  made by  Southwest  Iowa
         Renewable  Energy,  LLC in favor of Amarillo National Bank, dated March
         7, 2008  (incorporated by reference to Exhibit 10.60 of Amendment No. 1 to  Registration  Statement on Form 10 filed by Registrant on March 21,
         2008).
10.59    Series C Unit Issuance  Agreement dated March 7, 2008 between Southwest
         Iowa Renewable Energy, LLC and ICM, Inc.  (incorporated by reference to
         Exhibit 10.61 of Amendment No. 1 to  Registration  Statement on Form 10
         filed by Registrant on March 21, 2008).
10.60    Series E Unit Issuance  Agreement dated March 7, 2008 between Southwest
         Iowa Renewable Energy, LLC and Bunge North America, Inc.  (incorporated by  reference  to  Exhibit  10.62 of  Amendment  No. 1 to  Registration
         Statement on Form 10 filed by Registrant on March 21, 2008).
10.61    Support  Services  Agreement dated January 30, 2008 between  Southwest
         Iowa Renewable Energy, LLC and Bunge North America, Inc. (incorporated by  reference  to Exhibit  10.63 of  Amendment  No. 1 to  Registration
         Statement on Form 10 filed by Registrant on March 21, 2008).
31.1     Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the
         Sarbanes-Oxley  Act  of  2002)  executed  by the  Principal  Executive
         Officer.
31.2     Rule  15d-14(a)   Certification   (pursuant  to  Section  302  of  the
         Sarbanes-Oxley  Act  of  2002)  executed  by the  Principal  Financial
         Officer.
32.1     Rule  15d-14(b)   Certifications  (pursuant  to  Section  906  of  the
         Sarbanes-Oxley  Act  of  2002)  executed  by the  Principal  Executive
         Officer.
32.2     Rule  15d-14(b)   Certifications  (pursuant  to  Section  906  of  the
         Sarbanes-Oxley  Act  of  2002)  executed  by the  Principal  Financial
         Officer.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned,  thereunto duly authorized.

                                         SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: May 15, 2008                       /s/ Mark Drake
                                         --------------
                                         Mark Drake, President and Chief Executive Officer

Date: May 15, 2008                       /s/ Cindy Patterson
                                         -------------------
                                         Chief Financial Officer

