Form 10-Q
period 2008-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2008-08-14
CIK 1424844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2008

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
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

As of June 30, 2008, the issuer had 13,139 Units issued and outstanding.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number          Item Matter                                                                      Page Number

Item 1.              Unaudited Financial  Statements . . . . . . . . . . . . . . . . . . . . . . .         1

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of
                     Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13

Item 4T.             Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . . . . . . .         20

                           PART II--OTHER INFORMATION

                                       i

                          PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements.

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)

                                 Balance Sheets
                      June 30, 2008 and September 30, 2007

                                                                        June 30,                 September 30,
                                                                          2008                       2007
                                                                       (unaudited)
----------------------------------------------------------------------------------------------------------------

ASSETS (Notes 3 and 4)

CURRENT ASSETS

     Cash and cash equivalents                                     $      4,141,214          $        1,742,940
     Prepaid expenses and other                                              72,909                     124,952
                                                                   ---------------------------------------------
         Total current assets                                             4,214,123                   1,867,892

PROPERTY AND EQUIPMENT

     Land                                                                 2,064,090                   2,064,090
     Construction in progress                                           145,422,606                  59,504,547
     Office and other equipment                                             100,751                      79,090
                                                                   ---------------------------------------------
                                                                        147,587,447                  61,647,727
     Accumulated depreciation                                              (20,161)                     (7,233)
                                                                   ---------------------------------------------
                                                                        147,567,286                  61,640,494
OTHER ASSETS

     Cash held for plant construction                                            --                  15,638,542
     Deferred financing costs, net                                        3,355,111                   2,800,846
                                                                   ---------------------------------------------
                                                                          3,355,111                  18,439,388

                                                                   $    155,136,520          $       81,947,774
                                                                   =============================================

See Notes to Unaudited Financial Statements.

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)

                           Balance Sheets (continued)
                      June 30, 2008 and September 30, 2007

                                                                             June 30,            September 30,
                                                                               2008                  2007
                                                                           (unaudited)
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES

     Accounts and retainage payable                                  $           6,673,611   $        3,657,500
     Accrued expenses                                                              863,473               43,730
     Current maturities of long-term debt (Note 4)                              34,486,509            1,303,250
                                                                   ---------------------------------------------
         Total current liabilities                                              42,023,593            5,004,480

LONG-TERM DEBT, less current maturities (Note 4)                                38,779,650              168,333

COMMITMENTS (Notes 5, 6 and 7)

MEMBERS' EQUITY (Note 2)

     Members' capital                                                           76,474,111           76,474,111
     Earnings (deficit) accumulated during the development stage               (2,140,834)              300,850
                                                                   ---------------------------------------------
                                                                                74,333,277           76,774,961

                                                                     $         155,136,520   $       81,947,774
                                                                     ===========================================

See Notes to Unaudited Financial Statements.

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)

                       Unaudited Statements of Operations

                                             Three Months                                         Nine Months      March 28, 2005
                                                 Ended        Three Months       Nine Months         Ended            (Date of
                                                June 30,       Ended June           Ended           June 30,        Inception) to
                                                 2008           30, 2007        June 30, 2008         2007          June 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------

Revenues                                  $            ---    $         ---     $         ---  $           ---  $              ---                                                               $
                                             --------------   --------------    --------------    -------------    ----------------

General and administrative expenses
    (Note 6)                                     1,412,924        1,460,264         2,717,137        2,170,334           5,860,247
                                             --------------   --------------    --------------    -------------    ----------------
    (Loss) before other income                 (1,412,924)      (1,460,264)       (2,717,137)      (2,170,334)         (5,860,247)
                                             --------------   --------------    --------------    -------------    ----------------

Other income and (expense):
    Grant
                                                    95,937          114,235           136,513          114,235             305,994
    Interest income                                 19,189          669,273           124,415        2,685,373           3,372,457
    Miscellaneous income                             2,800            1,800            14,525           34,308              75,046
    Loss on disposal of property
                                                       ---              ---               ---              ---            (34,084)
                                             --------------   --------------    --------------    -------------    ----------------
                                                   117,926          785,308           275,453        2,833,916           3,719,413
                                             --------------   --------------    --------------    -------------    ----------------

      Net income (loss)                   $    (1,294,998)    $   (674,956)  $    (2,441,684)  $       663,582  $       (2,140,834)
                                             ==============   ==============    ==============    =============    ================

Weighted average units outstanding                  13,139           13,086            13,139           11,701               6,878
                                             ==============   ==============    ==============    =============    ================

    Net income (loss) per unit - basic
    and diluted                                   ($98.56)         ($51.58)         ($185.83)           $56.71           ($311.26)
                                             ==============   ==============    ==============    =============    ================

See Notes to Unaudited Financial Statements

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)

                     Unaudited Statements of Members' Equity

                                                                                       Earnings
                                                                                       (Deficit)
                                                                                      Accumulated
                                                                                      During the
                                                                Members' Capital   Development Stage       Total
----------------------------------------------------------------------------------------------------------------------

Balance, March 28, 2005 (date of inception)                     $             ---  $             ---  $           ---
     Issuance of 285 Series A membership units (Note 2)                   570,000                ---          570,000
     Subscription receivable for 257 Series A membership
     units (Note 2)                                                     (514,000)                ---        (514,000)
     Net (loss)                                                               ---           (29,634)         (29,634)
                                                               -------------------------------------------------------
Balance, September 30, 2005                                                56,000           (29,634)           26,366
     Receipt of membership units subscribed                               514,000                ---          514,000
     Issuance of 1,047 Series A membership units (Note 2)               5,202,000                ---        5,202,000
     Issuance of 1 Series B membership unit (Note 2)                        6,000                ---            6,000
     Net (loss)                                                               ---          (752,231)        (752,231)
                                                               -------------------------------------------------------
Balance, September 30, 2006                                             5,778,000          (781,865)        4,996,135
     Issuance of 7,473 Series A membership units (Note 2)              44,838,000                ---       44,838,000
     Issuance of 3,333 Series B membership units (Note 2)              19,998,000                ---       19,998,000
     Issuance of 1,000 Series C membership units (Note 2)               6,000,000                ---        6,000,000
     Offering costs                                                     (139,889)                ---        (139,889)
     Net income                                                               ---          1,082,715        1,082,715
                                                               -------------------------------------------------------
Balance, September 30, 2007                                            76,474,111            300,850       76,774,961
        Net (loss)                                                            ---        (2,441,684)      (2,441,684)
                                                               =======================================================
Balance, June 30, 2008                                          $      76,474,111  $     (2,140,834)  $    74,333,277
                                                               =======================================================

See Notes to Unaudited Financial Statements.

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)

                       Unaudited Statements of Cash Flows
                                                                                                                     March 28, 2005
                                                                               Nine Months        Nine Months           (Date of
                                                                                  Ended              Ended            Inception) to
                                                                              June 30, 2008       June 30,2007        June 30, 2008
-------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                         $      (2,441,684)  $        663,582    $      (2,140,834)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities:
     Depreciation                                                                     12,928             3,179                20,161
     Loss on disposal of property                                                        ---               ---                34,084
     Changes in working capital components
         (Increase) decrease in prepaid
         expenses and other                                                           52,043          (50,741)              (72,909)
         Increase (decrease) in accounts payable                                     504,369          (50,772)               560,942
         Increase (decrease) in accrued expenses                                      11,686         (101,074)                55,416
                                                                          -----------------------------------------------------------
              Net cash (used in) operating activities                            (1,860,658)           464,224           (1,543,140)
                                                                          -----------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                                         (82,015,361)      (30,007,929)         (141,511,786)
     (Increase) decrease in cash for plant construction                           15,638,542      (37,815,286)                   ---
     Proceeds from sale of property and equipment
                                                                                         ---               ---             1,415,541
                                                                          -----------------------------------------------------------
         Net cash (used in) investing activities                                (66,376,819)      (67,823,215)         (140,096,245)
                                                                          -----------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of membership units                           $              ---  $       69,876,000  $       75,654,000
     Payments of financing costs                                                   (785,648)         (1,169,441)         (2,626,494)
     Payments for offering costs                                                         ---                 ---           (139,889)
     Proceeds from long-term borrowings                                           72,721,316             200,000          74,204,566
     Payments of long-term borrowings                                            (1,299,917)             (6,667)         (1,311,584)
                                                                          -----------------------------------------------------------
         Net cash provided by financing activities                                70,635,751          68,899,892         145,780,599
                                                                          -----------------------------------------------------------

         Net increase (decrease) in cash and cash equivalents                      (879,240)           1,540,901           4,141,214

CASH AND CASH EQUIVALENTS
     Beginning                                                                     1,742,940             820,743                 ---
                                                                          -----------------------------------------------------------
     Ending                                                               $        4,141,214  $        2,361,644  $        4,141,214
                                                                          ===========================================================

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING, OPERATING AND FINANCING
ACTIVITIES
     Construction in progress included in accounts payable                $        6,112,669  $        1,039,144  $        6,112,669
     Membership units issued for deferred financing costs                                ---                 ---             960,000
     Interest capitalized and included in long-term debt and accruals              1,412,617                 ---           1,412,617

See Notes to Unaudited Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies

Principal business activity: Southwest Iowa Renewable Energy, LLC (the Company),
located in Council Bluffs, Iowa, was formed in March 2005 to build a 110 million gallon annual production dry mill corn-based ethanol plant. As of June 30, 2008, the  Company is in the  development  stage with its  efforts  being  principally devoted to  organizational,  equity-raising  activities and  construction of the ethanol plant.

The accompanying  financial statements as of June 30, 2008 and for the three and nine months ended June 30, 2008 and 2007 and the period from inception March 28,
2005 to June 30, 2008 are unaudited and reflect all adjustments (consisting only of normal  recurring  adjustments)  which are,  in the  opinion  of  management, necessary  for a fair  presentation  of the  financial  position  and  operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction  with the audited  financial  statements and notes thereto, for the period from inception March 28, 2005 to September 30, 2007. The results of operations for the three and nine months ended June 30, 2008 and 2007 and  the  period  from  inception  March  28,  2005  to June  30,  2008  are not necessarily indicative of the results for the entire year.

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

     Deferred  financing  costs:  Deferred  financing costs  associated with the construction,  revolving  and  bridge  loans and are  recorded  at cost and include  expenditures  directly  related to securing debt financing.  These costs are  amortized  using the effective  interest  method over the 5-year term of the Construction  and Revolving Loan Credit Facility  agreement and over the 12 month term of the Bridge Loan.

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
     Construction in progress is comprised of costs related to the  construction of the ethanol plant,  depreciation  of such amounts will commence when the plant begins  operations  over estimated  useful lives ranging from 5 to 40 years. As of June 30, 2008,  approximately  $2,304,800 of interest has been capitalized.  Depreciation is computed using the straight-line  method over the following estimated useful lives:

                                                               Years
                                                         ------------------
       Office and other equipment                              5 - 7

     Maintenance and repairs are expenses as incurred;  major  improvements  and betterments are capitalized.

     Income  taxes:  The Company has  elected to be taxed as a  partnership  for federal and state income tax purposes and  generally  does not incur income taxes.  Instead,  the  Company's  earnings  and losses are  included in the income tax returns of the members. Therefore, no provision or liability for federal  or state  income  taxes  has  been  included  in  these  financial statements.

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

Note 3. Construction and Revolving Loan/Credit Agreements

In May 2007, the Company entered into a $126,000,000  senior secured debt credit facility  with  AgStar  Financial  Services,  PCA  ("Agent"),  consisting  of an
$111,000,000  construction loan and a $15,000,000 revolving line of credit under the terms of a Credit  Agreement  (the  "Credit  Agreement").  Letters of credit pertaining  to the  construction  may be drawn on the  construction  loan not to exceed $3,000,000 in aggregate. Borrowings under the construction loan include a variable  interest  rate based on LIBOR plus  3.65% for each  advance  under the
Credit Agreement. Upon completion of construction,  the construction loan may be segmented into two credit facilities, an amortized term facility of $101,000,000 and a revolving term facility of $10,000,000.  Upon conversion,  the Company has the  option of  converting  50% of the term note into  fixed  rate  loans at the lender's  bonds rate plus 3.25%.  The portion of the term loan not fixed and the term  revolving  line of credit will accrue  interest equal to LIBOR plus 3.45%.
LIBOR at June 30, 2008 was 2.46%. The Credit Agreement  requires the maintenance of certain  financial and non-financial  covenants.  Borrowings under the Credit
Agreement are  collateralized by substantially all of the Company's assets.  The construction/revolving  term credit facility require monthly principal  payments starting the seventh month following  conversion of the  construction  loan to a
term  loan.  The  conversion  will  occur  60  days  after   completion  of  the
construction.  The loan will be  amortized  over 114 months and will mature five years after the conversion date. The revolving term credit agreement  expires in five  years  after  the  conversion  of the  loan at which  time  the  principal outstanding is due.  Borrowings are subject to borrowing  base  restrictions  as defined in the Credit  Agreement.  The Credit  Agreement  also includes  certain prepayment  penalties.  As of June 30, 2008 the  outstanding  balance  under the
Credit Agreement was approximately $38,621,000.

On March 7, 2008, the Company amended the terms of the Credit Agreement and made the following arrangements:

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
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Construction and Revolving Loan/Credit Agreements (Continued)

Bunge  caused its bank to issue a letter of credit in the amount equal to 76% of the maximum  principal  amount of the Bridge Loan in favor of the Bridge  Lender
(the  "Bunge  LC"),  and ICM caused its  lender to  similarly  issue a letter of credit in the amount equal to 24% of the maximum  principal amount of the Bridge
Loan in favor of the Bridge  Lender (the "ICM LC" and,  together  with the Bunge
LC, the "LCs").  Both LCs expire on March 16, 2009,  and the Bridge  Lender will only draw  against  the LCs to the extent that the  Company  defaults  under the
Bridge Loan or if the Company has not repaid the Bridge Loan in full by March 1,
2009.  In the event the Bridge  Lender draws  against the LCs, the amounts drawn will be in proportion to Bunge's and ICM's respective ownership of the Company's
Units which are not Series A--76% and 24%,  respectively.  As the Company repays the principal of the Bridge Loan, the LCs' stated amounts will  automatically be reduced in the same  proportion.  As of June 30, 2008,  there was an outstanding principal and interest  balance of  approximately  $34,473,000  under the Bridge
Loan.

The Company entered into the Unit Issuance  Agreements with Bunge and ICM, which govern the  Company's  repayment of Bunge and/or ICM, as the case may be, in the event the LCs are drawn upon (see Note 2).

Note 4. Long-Term Debt

Long-term debt consists of the following as of June 30, 2008:

                                                                                   June 30, 2008
                                                                                   --------------
$200,000 Note payable to Iowa Department Economic Development ("IDED")        $          171,666
non-interest bearing monthly payments of $1,667 due through maturity date of March 2012 on non-forgivable portion (A)

Bridge Loan payable to Commerce Bank, N.A.                                            34,473,176

Construction loan payable to Agstar Financial Services (PCA) bearing interest at LIBOR plus 3.65% (6.11% at June 30, 2008).  See maturity
discussed in Note 3.                                                                  38,621,317
                                                                              -------------------
                                                                                      73,266,159
Less current maturities
                                                                                    (34,486,509)
                                                                              -------------------
                                                                              $       38,779,650
                                                                              ===================

     (A) This debt is comprised of two components under the Master Contract (the
     "Master Contract") dated November 21, 2006 and amended June 5, 2008 between the Company and the IDED. A $100,000 loan is non  interest-bearing  and due in monthly payments of $1,667 beginning April 2007, with a final payment of
     $1,667 due March 2012; and a $100,000 forgivable loan. Both notes under the
     Master Contract are  collateralized  by substantially  all of the Company's assets and subordinate to the above $126,000,000 financial institution debt and construction and revolving  loan/credit  agreements included in Note 3.
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
Expenses  under this agreement  totaled  $1,610,719 and $1,642,370 for the three and nine months ended June 30, 2007, respectively. Expenses under this agreement for the period  from March 28,  2005 (date of  Inception)  to June 30, 2008 were
$1,842,492.

In September  2006,  the Company  entered into a  design-build  agreement with a related  party,  ICM, for a lump-sum  contract price of  $118,000,000  (the "ICM
Contract").  Under the ICM  Contract,  the Company  was  required to make a down payment of 10% of the original  contract price which  $2,000,000 was paid at the delivery of the letter of intent, an additional  $2,000,000 was paid in November
2006 when the Company broke escrow and the  remaining  $7,800,000 of the 10% was paid in January 2007.

Under the ICM Contract, monthly applications are submitted for work performed in the previous period,  subject to retainage.  In April 2008, six change orders in the amount of $29,247,000 were issued. As of June 30, 2008, the Company incurred
approximately   $118,052,000   of   construction   in  progress.   Approximately
$29,195,000  future commitment remains as of June 30, 2008, which is expected to be paid in 2008.  There are  approximately  $5,589,717 in accounts payable under the ICM Contract as of June 30, 2008.

The Company  entered into an  agreement  in October  2006 with a related  party,
Bunge, to purchase all of the distiller's  grains with soluble (DGS) produced by the Company's ethanol plant (the "DGS  Agreement").  The Company agreed to pay a purchase  price  subject to the sales price,  transportation  costs,  rail lease charge and a fixed rate  marketing fee for the DGS  produced.  The DGS Agreement commences when the Company begins producing DGS and continues for ten years when it will  automatically  renew for successive  three-year  terms unless a 180-day written  notice is given of either  party's  election  not to renew  before  the expiration of the initial term or the then current  renewal term. The Company is required  to pay a  minimum  annual  marketing  fee of  $150,000  under  the DGS
Agreement.  Beginning on the third  anniversary of the effective date of the DGS
Agreement and  thereafter,  the annual minimum amount and the purchase price may be adjusted  based on terms within the contract.  Either party may terminate the
DGS Agreement based its specific provisions.

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
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 5. Related-Party Transactions (Continued)

On January  30,  2008,  the Company and Bunge  entered  into a Support  Services
Agreement  (the  "Services  Agreement"),  under  which  Bunge  agreed to provide engineering  support on the  project,  provide  reports to Lender and assist the
Company with requests by the Agent. The Company will pay, in addition to Bunge's out of pocket  expenses,  an hourly fee of $95 for such  services.  The Services
Agreement  terminates  upon the earlier of  completion  of the ethanol  plant or
December 31, 2008.  Bunge may terminate the Services  Agreement at any time, and the Company may terminate  under  specified  circumstances.  Expenses of $83,400 have been paid under this agreement for the three and nine months ended June 30,
2008 and $83,400 for the period from March 28, 2005 (date of  inception) to June
30, 2008.

Note 6. Commitments

The total cost of the project,  including the  construction of the ethanol plant and start-up expenses, is expected to be approximately $225,000,000. The Company is funding the development of the ethanol plant by using the total equity raised of  $75,654,000,  long term financing of  approximately  $126,000,000  under the
Credit  Agreement and bridge financing of  approximately  $36,000,000  under the
Bridge Loan. The Company intends to issue equity to pay off the Bridge Loan.

The Company also entered into various other contracts during 2006, 2007 and 2008 for the  construction  of the ethanol  plant,  office  building,  rail track and acquisition  of  equipment  totaling  approximately  $35,712,000,  with a future commitment of  approximately  $28,470,000 as of June 30, 2008, which is expected to be paid in  2008.  Of this  total,  approximately  $522,952  is  included  in accounts payable as of June 30, 2008.

In November 2006, the Company entered into an agreement with an unrelated entity for  marketing,  selling and  distributing  all of the  ethanol  produced by the
Company.  The Company will pay a fee mutually agreed to by both parties for each gallon of ethanol sold.  This agreement is effective  through  December 31, 2010 and will renew annually until terminated by 90 days' written notice.  As of June
30, 2008, the ethanol plant is not operational and no amounts are due under this agreement.

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

In October,  2007 the  Company  entered  into an  agreement  with an  investment banking  firm, an unrelated  party,  to assist in obtaining  additional  equity.
While the Bridge Loan is not due until March 1, 2009,  the Company's  goal is to raise  sufficient  equity  to  replace  the  Bridge  Loan as  soon as  possible.
Initially, the Company is seeking one or more institutional investors to provide the  additional  equity.  The Company  will pay a monthly fee of $10,000 for the services of the  investment  banking firm until the  agreement is  terminated by both parties or the equity is secured.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas  supplier,  an unrelated  party,  under which the vendor agreed to provide the gas  required  by the  Company,  up to 900 Dth per day.  The Company
agreed to pay the maximum  reservation and commodity rates as provided under the vendor's  FERC  Gas  Tariff  as  revised  from  time to  time,  as well as other additional  charges.  The agreement  specifies an in-service  date of October 1,
2008, and the term of the agreement is seven years.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 6. Commitments (Continued)

In March, 2008, the Company entered into the Unit Issuance Agreements,  pursuant to  which  the  Company  has  agreed  to pay  Bunge  and ICM  each a fee for the issuances  of their  respective  LCs equal to 6% per annum of the  undrawn  face amount  of their  respective  LCs for a total  annual  amount  of  approximately
$2,160,000.  For the three and nine  months  ended June 30,  2008,  the  Company capitalized  $546,000  and  $690,000  of interest  related to the Unit  Issuance
Agreements. No payments have been made as of June 30, 2008.

In January,  2007, the Company  entered into an agreement  with Iowa  Interstate
Railroad,  LTD to provide the  transportation of the Company's  commodities from
Council  Bluffs,  Iowa  to an  agreed  upon  customer  location.  The  agreement
commences   on  the  date  that  the   contract   is  approved  by  the  Surface
Transportation  Board,  then it continues for five years and will  automatically renew for additional one year periods unless cancelled by either party by giving a minimum of 90 days written  notice prior to the  expiration  date. The Company agreed to pay a mutually agreed upon rate per car.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        of Operations.

Forward Looking Statements

     This  report on Form 10-Q by  Southwest  Iowa  Renewable  Energy,  LLC (the
"Company," "we" or "us") contains forward-looking statements that involve future events,  our future  performance and our expected future operations and actions.
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

     •    Overcapacity in the ethanol industry;
     •    Our ability to obtain any  additional  equity  financing  which may be required to complete plant  construction and commence  operations,  or our inability to fulfill our debt financing covenants;
     •    Changes in our business strategy,  capital improvements or development plans;
     •    Construction  delays and technical  difficulties in  constructing  the plant;
     •    Changes in the environmental  regulations that apply to our plant site and operations;
     •    Our ability to hire and retain key  employees for the operation of the plant;
     •    Changes in general  economic  conditions or the  occurrence of certain events  causing  an  economic  impact  in  the  agricultural,  oil  or automobile industries;
     •    Changes  in the  availability  and  price of  electricity,  steam  and natural gas;
     •    Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
     •    Changes and advances in ethanol production technology; and competition from alternative fuel additives.

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

Overview, Status and Recent Developments

     We are a development  stage Iowa limited liability company which was formed on March 28, 2005 to develop,  construct,  own and operate a 110 million  gallon dry mill corn-based  ethanol plant near Council Bluffs,  Iowa (the  "Facility").
Based upon  engineering  specifications  from ICM, our primary  constructor,  we expect the Facility to process  approximately  39.3 million  bushels of corn per year into 110 million  gallons of denatured fuel grade ethanol,  300,000 tons of distillers' dry grains with solubles ("DDGS") and 50,000 tons of wet distillers'
grains with solubles ("WDGS," together with DDGS, "Distillers Grains"). The fuel grade  ethanol  will  be  sold in  markets  throughout  the  United  States  and
Distillers   Grains   sold  in  markets   throughout   the  United   States  and
internationally.  To execute our business  plan, we raised  capital  through two offerings--an  initial seed round in the fourth  quarter of 2005 and a secondary round  in the  first  quarter  of  2006.  With the  proceeds  of our two  equity offerings,  we began  construction  of our  Facility in  February  of 2007.  The current status of the various components of the Facility was as follows:

     •    Grain handling: the MCC building is substantially complete;
     •    Storage tank progress: the piping and pumps are being installed;
     •    Process building: structural steel progress is 95% complete, piping is being installed, installation of heat exchangers, pumps and electrical cable tray work continue, and sheeting is being installed;
     •    North and South Rail Line:  the loop  tracts  are 70%  complete,  rail across  Pony Creek  Bridge is  completed,  and we  continue to install switches on the loop;

     •    Wells:  wet weather  conditions  caused delay in this  process  during
          June, and step testing of the wells is nearly complete;
     •    Steam  Pipeline:  two  additional  foundations  will be  added to span easement of 42" force main and the pipe installers are on site welding the steam line;
     •    Energy center: the structural steel work is complete and conveyor work has begun;  ICM's dryer group is  mobilized on site;  centrifuges  and other equipment are being installed and sheeting will begin in August;
     •    Wet cake pads: the conveyor group is mobilized and the equipment is on site, completion is expected later this summer;
     •    Cooling  tower:  additional  progress in this area will  commence when connections to the process building are completed;
     •    Natural gas pipeline:  4" piping is on-site and  completion of the gas system is expected by October 1st, 2008;
     •    Scales:  construction of the scales is completed;  the scale house and probe building foundations are expected to be done in August;
     •    Administration  building:  the drywall work has been started,  and the roof completed;  windows were installed,  and we estimate occupancy in
          September, 2008;
     •    Site paving contract issued this month and paving began in July.

     On May 2, 2007, we entered into a $126,000,000 credit facility (as amended, the "Credit Agreement") with AgStar Financial Services, PCA ("AgStar"), as agent for a syndicate  group of lenders (the  "Lenders").  Effective March 7, 2008, we amended the terms of our primary lending  agreements,  obtained a bridge loan in the maximum  principal  amount of $36,000,000  (the "Bridge Loan") from Commerce
Bank, N.A. (the "Bridge Lender") and entered into  arrangements  with the Bridge
Lender and our key equity holders and operational partners,  ICM and Bunge North
America,  Inc. (a wholly owned subsidiary of Bunge Limited,  a  publicly-traded, global agribusiness company) ("Bunge").  On March 7, 2008, we made the following arrangements:

     •    We  obtained  the  Bridge  Loan in the  maximum  principal  amount  of
          $36,000,000,  which is secured by two letters of credit,  as described below. As of June 30, 2008, we have drawn $34,473,000 under the Bridge
          Loan for payment of construction in progress.

     •    Bunge  caused its bank to issue a letter of credit in the amount equal to 76% of the maximum  principal amount of the Bridge Loan in favor of the  Bridge  Lender  (the  "Bunge  LC"),  and ICM caused its lender to similarly  issue a letter of credit in the amount  equal to 24% of the maximum  principal  amount of the  Bridge  Loan in favor of the Bridge
          Lender (the "ICM LC" and, together with the Bunge LC, the "LCs"). Both
          LCs expire on March 16,  2009,  and the Bridge  Lender  will only draw against the LCs to the extent that we default under the Bridge Loan or if we have not repaid the Bridge Loan in full by March 1, 2009. In the event the Bridge  Lender draws against the LCs, the amounts drawn will be in  proportion  to Bunge's and ICM's  respective  ownership  of the
          Company's Units which are not Series A--76% and 24%, respectively.  As we repay the  principal  of the Bridge Loan,  the LCs' stated  amounts will automatically be reduced in the same proportion.

     •    We  entered  into a Series  C Unit  Issuance  Agreement  with ICM (the
          "Series C  Agreement")  and a Series E Unit  Issuance  Agreement  with
          Bunge (the "Series E Agreement", together with the Series C Agreement, the "Unit Issuance  Agreements") in connection  with their  respective issuances of the LCs. Under the Unit Issuance Agreements, we agreed to pay Bunge and ICM each a fee for the issuances of their respective LCs equal to 6% per annum of the undrawn  face amount of their  respective
          LCs. The Unit  Issuance  Agreements  provide that we will use our best efforts to raise funds through a subsequent private placement offering of Units (the  "Private  Placement"),  or such other form of equity or debt  financing as our Board of Directors  may deem  necessary,  in an amount  sufficient  to pay  off the  Bridge  Loan  in  full  prior  to maturity.  Although we anticipate that funds obtained from the Private
          Placement or such other equity or debt financing will enable us to pay off the Bridge Loan in full prior to  maturity,  in the event that the
          LCs are  drawn  upon as  discussed  above  or if Bunge or ICM make any payment to the Bridge Lender that reduces amounts owed by us under the
          Bridge  Loan  (each,  a  "Bridge  Loan  Payment"),  the Unit  Issuance
          Agreements  provide that we will  immediately  reimburse  Bunge and/or
          ICM, as  applicable,  for the amount of such  Bridge  Loan  Payment by issuing Units to Bunge and ICM, as further described below.

     •    Under the Series C Agreement,  if ICM makes a Bridge Loan Payment,  we will  immediately  issue  Series C Units to ICM based on a Unit  price that is equal to the  lesser of $3,000 or one half (1/2) of the lowest purchase  price paid by any party for a Unit who  acquired (or who has entered into any  agreement,  instrument  or document to acquire) such
          Unit as part of the Private  Placement  after the date of the Series C
          Agreement  but prior to the date of any Bridge  Loan  Payment  made by
          ICM. The Series C Agreement  further  provides  that ICM will have the right to purchase  its pro rata share of any Units issued by us at any time after the date of the Series C Agreement.

     •    Under the Series E Agreement, if Bunge makes a Bridge Loan Payment, we will  immediately  issue Series E Units to Bunge based on a Unit price that is equal to the  lesser of $3,000 or one half (1/2) of the lowest purchase  price paid by any party for a Unit who  acquired (or who has entered into any  agreement,  instrument  or document to acquire) such
          Unit as part of the Private  Placement  after the date of the Series E
          Agreement  but prior to the date of any Bridge  Loan  Payment  made by
          Bunge.  The Series E Agreement  further  provides that Bunge will have the right to purchase  its pro rata share of any Units issued by us at any time after the date of the Series E Agreement.

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

Results of Operations

     For the three and nine-month  period ended June 30, 2008, we incurred a net loss of approximately ($1,295,000) and ($2,442,000), respectively. For the three and  nine-month  period ended June 30, 2007, we had a net loss of  approximately
($675,000)  and net  income  of  $664,000,  respectively.  We have  incurred  an accumulated net loss of approximately ($2,141,000) for the period March 28, 2005
(date of  inception)  through  June 30,  2008.  These  losses were  incurred for general and administrative  expenses relating to organization and development as we continue to construct our plant.  Net income resulted from interest income on the equity financing before full construction of the plant was underway.

Liquidity and Capital Resources

     We  intend  to  rely  on our  current  equity  and  available  debt to fund completion of the project,  cover start-up costs and purchase inventory prior to our  operational  date. We will seek to issue equity to replace the Bridge Loan, as described above. Under the terms of the amended Credit Agreement, our Lenders have agreed to fund the  facility  and we have drawn on the  Construction  Loan.
Once operational,  we anticipate that cash flow from operations will allow us to operate at a profit and will provide the  necessary  cash to make our  principal debt and  interest  payments.  However,  to the extent we are not able to access additional working capital, our ability to adequately hedge against market risks will be  restricted.  Market trends and  governmental  regulations  could have a significant  impact on our ability to remain  profitable and provide enough cash flow to make our debt and interest  payments.  As of June 30, 2008 we have drawn
approximately   $38,621,000   under  the  Credit  Agreement  and   approximately
$34,473,000 of principal and interest under the Bridge Loan.

     The  current  tightening  of the  credit  markets  and the  current  market conditions  for both corn and  ethanol  could  materially  impede our ability to obtain  additional  funding  if we need to raise  additional  equity  or  borrow additional funds to make improvements to the Facility.

     We expect our future  cost of goods sold will  consist  primarily  of costs relating to the corn supply  necessary to produce ethanol and Distillers  Grains for sale.  Corn prices have  increased  sharply  since August 2006 and we expect corn prices to remain at historical  high price levels well into 2008.  Although we do not expect to begin  operations  until December,  2008, we expect that the demand  for corn will  continue  to not only  increase  prices,  but also  cause continuing  volatility on those prices,  which may significantly impact our cost of goods sold.

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
Such  claims  have  led  some,  including  members  of  Congress,  to  urge  the modification of current government policies which affect the production and sale of ethanol in the  United  States,  such as the  Volumetric  Ethanol  Excise Tax
Credit,  the Renewable Fuels Standard  ("RFS") and the Energy  Independence  and
Security Act of 2007. Similarly,  several states which currently have laws which affect the  production  and sale of ethanol,  such as mandated usage of ethanol, have proposed to modify or eliminate such mandates. The governor of the state of
Texas  recently  submitted  a  petition  to  the  United  States   Environmental
Protection  Agency  ("EPA")  requesting a waiver of 50 percent of the nationwide
RFS mandate for the  production of ethanol  derived from grain,  citing  adverse economic impact due to higher corn prices in Texas. The administrator of the EPA can waive the RFS if the RFS would severely harm the economy or environment of a state,  region  or the  United  States  or if there is an  inadequate  supply of renewable fuel.  While the EPA has denied Texas'  request,  i the EPA grants any other  waiver of the RFS with respect to ethanol  derived  from grain,  it could have a material adverse effect on our financial performance once operational. To the extent that state or federal laws are  modified,  the demand for ethanol may be reduced,  which could negatively and materially affect our ability to operate profitably once we commence operations.

     Cash (used in) / provided by  operations  for the  nine-month  period ended
June 30, 2008 and June 30,  2007,  and from March 28,  2005 (date of  inception)
through   June  30,  2008,   was   ($1,860,658),   $464,224  and   ($1,543,140),
respectively.   Cash  has  been   used   primarily   for   pre-operational   and
administrative  expenses. For the nine month period ended June 30, 2008 and June
30, 2007, and from March 28, 2005 (date of inception) through June 30, 2008, net
cash  used  in  investing   activities  was  ($69,654,333),   ($67,823,215)  and
($143,373,759) respectively, primarily related to the construction of our plant.

     For the nine month period  ended June 30, 2008 and June 30, 2007,  and from
March 28, 2005 (date of  inception)  through June 30, 2008,  cash  provided from
financing   activities   was   $70,635,751,    $68,899,892   and   $145,780,599,
respectively.   This  cash  was  generated   through  our  equity  financing  of
$75,654,000,   the  Bridge  Loan  of  $34,100,000  and   $38,621,000   from  our
construction loan.

     Sources of Funds

     The total project cost to construct our Facility and commence operations is currently  estimated  to be  approximately  $225,000,000,  assuming  no  unknown material  changes  are  required.  To  date,  we have  planned  to  finance  the construction  of the Facility with a combination of equity and debt capital.  We initially  raised  equity  from our  seed  capital  investors  and  completed  a secondary  private  offering  in  March  2006.  We  intend  to draw on our  debt financing under the terms of the Credit  Agreement,  as amended,  and the Bridge
Loan.  We have also received  grant income from the United States  Department of
Agriculture ("USDA") and a loan from the IDED. The following schedule sets forth the sources of funds from our equity  offering  proceeds and our debt  financing proceeds and grants:

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

     Other Income

     In addition to our equity  financing,  the Credit  Agreement and the Bridge
Loan, we have earned approximately $3,372,000 of interest income, and rental and grant income of approximately $381,000, through June 30, 2008.

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

     Governmental Programs

     • IDED: We entered into a Master  Contract (the "IDED  Contract")  with the
IDED,  effective  November 21, 2006 and amended June 5, 2008, which provides for financial  assistance  from IDED. The awards granted under the IDED Contract can be reduced or terminated if there is a change in the IDED revenues  appropriated to us under the Master  Contract or for any other reason beyond IDED's  control.
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

     The IDED  Contract  contains  a  VAAPFAP  Funding  Agreement  ("VA  Funding
Agreement"),  which provides us with an interest-free loan of $100,000,  payable over 60 months,  and a $100,000  forgivable  loan,  payable over 36 months.  The forgivable loan is only due if IDED determines that we failed to comply with the terms of the VA Funding  Agreement  and the IDED  Contract.  In  addition to the requirements for funding under the IDED Contract,  we must also provide evidence that we have access to steam energy from  MidAmerica  Energy's  plant to replace natural gas before we will receive funds under the VA Funding Agreement.  In the event  we  fail to meet  our Job  Requirement,  IDED  can  either  require  full repayment of the loan or  repayment on a pro rata basis.  If we fail to meet our
Job Requirement,  the forgivable loan will be forgiven on a pro rata basis, with the remaining  balance being  amortized over a two year period and carrying a 6%
interest rate, due from the first day of disbursement  of the shortfall  amount.
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

     • USDA:  We have entered into a  Value-Added  Agricultural  Product  Market
Development (VAPG) Grant Agreement ("Grant Agreement") with the United States of
America,  dated  November  3,  2006,  under  which we  receive  a grant of up to
$300,000 for payment of (i)  administrative  staff salaries during  construction and start-up,  (ii) the rental of temporary  office space,  and (iii)  permanent staff  salaries for three  months.  As a condition to  receiving  the grant,  we agreed to contribute at least  $300,000 of our own money to be spent at an equal or greater  rate than the Grant  Agreement  funds.  We also agree to  maintain a financial  management  system and receive  payment in  accordance  with  federal regulations.  Additionally,  we agreed to comply with certain bonding  coverage, audit and  reporting  obligations.  Finally,  we agreed to comply  with  federal regulations concerning property, procurement and records access.

     Uses of Funds

The  following  table  describes  the  estimated  use of our  offering  and debt financing  proceeds.  The figures  are  estimates  only,  and the actual uses of proceeds may vary significantly from the descriptions given below.

Estimated Uses of Funds                                             Amount            Percent of Total
Plant Construction                                              $    118,000,000              52.5%
Other Construction                                              $     66,900,394              29.8%
Land and Site Development                                       $     10,778,614               4.8%
Site Utilities, Fire Protection and Water Supply                $      3,893,788               1.7%
Rolling Stock                                                   $      2,000,000               0.9%
Administration Building, Computer Systems and Furnishings       $      1,040,000               0.5%
Rail line                                                       $     12,984,509               5.8%
Construction Insurance                                          $        400,000               0.2%
Equity and Debt Financing Expenses+                             $      1,414,000               0.6%
Organizational                                                  $      5,424,414               2.4%
Start-Up                                                        $      1,799,670               0.8%
--------------------------------------------------------------------------------------------------------
Total                                                           $    224,635,389               100%

+ Does not include  additional  expenses we may incur to raise additional equity as discussed elsewhere in this report.

     The ICM  Contract  provides  for a fixed fee of  $118,000,000  to build the primary  portions of our Facility.  In April 2008, we executed six change orders under the ICM Contract in the amount of $29,247,000.  These change orders change were for items outside of the scope of the ICM Contract and therefore  were time and material based items instead of fixed price.  Through June 30, 2008, we have paid ICM $107,384,000 for construction services under the ICM Contract,  leaving
$39,863,000 of future  commitment,  which we expect to pay in 2008. The Standard
Form  of  Design-Build  Agreement  and  General  Conditions  Between  Owner  and
Contractor  dated as of December  18, 2006  between us and Todd & Sargent,  Inc.
(the "TS Contract") provides for a fee, subject to change orders, of $9,661,000 to design and construct a 1,000,000  bushel grain receiving and storage facility and Distillers  Grain storage  facility.  As of June 30, 2008, the work provided for under the TS Contract  has been  substantially  completed.  Through June 30,
2008,  we have  paid TS  $9,561,000,  leaving a balance  of  $100,000  in future commitments.  Additionally,  we have  agreed to pay  $6,082,000  for  excavation services.  Through June 30, 2008, we have paid  $6,045,000  under the excavation contract, leaving $37,000 of future commitment.

Application of Critical Accounting Estimates

     Management  uses  estimates  and  assumptions  in preparing  our  financial statements in accordance with accounting  principles  generally  accepted in the
United States.  These estimates and assumptions  affect the reported  amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the  reported  revenues  and  expenses.  We do  not  believe  that  any  of  the significant  accounting  policies  described  in  the  notes  to  the  financial statements is critical at this time; however we expect to continue to review our accounting  policies as we commence  operation of our ethanol  plant in order to determine if any of these accounting policies are critical.

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

Item 4T. Controls and Procedures.

     Our management,  including our President and Chief  Executive  Officer (our principal executive officer), Mark Drake, along with our Chief Financial Officer
(our principal financial officer), Cindy Patterson,  have reviewed and evaluated the effectiveness of our disclosure  controls and procedures (as defined in Rule
13a-15 under the under the Securities  Exchange Act of 1934, as amended),  as of
June 30, 2008.  Based upon this review and  evaluation,  these officers  believe that our disclosure  controls and procedures are presently effective in ensuring that material information related to us is recorded,  processed,  summarized and reported  within  the  time  periods  required  by the  forms  and  rules of the
Securities and Exchange Commission.

Our  management,  including  our principal  executive  officer and our principal financial  officer,  have  reviewed  and  evaluated  any changes in our internal control over financial reporting that occurred as of June 30, 2008 and there has been  no  change  that  has  materially  affected  or is  reasonably  likely  to materially affect our internal control over financial reporting.

                                     PART II

Item 1.  Legal Proceedings.

     None.

Item 1A.  Risk Factors.

     Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     We held our annual Members' meeting on April 3, 2008, at which director Ted
Bauer was re-elected.  The terms of directors Hubert Houser, Karol King, Michael
Guttau,  Bailey  Ragan,  Michael  Scharf and Greg  Krissek  continued  after the meeting.  At the meeting,  Mr. Bauer received 2,825 votes for  re-election,  166 votes against/withheld, and there were no abstentions.

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

                                         SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: August 14, 2008                    /s/ Mark Drake
                                         ---------------------------------------
                                         Mark Drake, President and
                                         Chief Executive Officer

Date: August 14, 2008                    /s/ Cindy Patterson
                                         ---------------------------------------
                                         Chief Financial Officer

