Form 10-K
period 2008-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2008-12-29
CIK 1424844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark one)
 |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                    For the fiscal year ended September 30, 2008

[ ]   TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                    For the  transition  period  from  _________  to  __________
                    Commission file number 000-53041

                      SOUTHWEST IOWA RENEWABLE ENERGY, LLC
             (Exact name of registrant as specified in its charter)

          Iowa                                         20-2735046
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  10868 189th Street, Council Bluffs, Iowa                51503
  ----------------------------------------                -----
  (Address of principal executive offices)              (Zip Code)

Issuer's telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:      None.

     Title of each class               Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

                            Series A Membership Units
                                (Title of class)

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act. Yes [ ] No |X|

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No |X|

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes |X| No [ ]

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation  S-K  contained  herein,  and will not be  contained,  to the best of
registrant's   knowledge,   in  definitive   proxy  or  information   statements
incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

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

As of December 15, 2008, the aggregate market value of the Membership Units held by  non-affiliates  (computed by reference to the most recent  offering price of such Membership Units) was $52,134,000.

As of  September  30,  2008,  the Company had 8,805 Series A, 3,334 Series B and
1,000 Series C Membership Units outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE--None

                                       1

                                TABLE OF CONTENTS

                                     PART I

Item Number    Item Matter                                           Page Number

Item 1.        Business.                                                       1

Item 1A.       Risk Factors.                                                  15

Item 2.        Properties.                                                    30

Item 3.        Legal Proceedings.                                             30

Item 4.        Submission of Matters to a Vote of Security Holders.           31

                                     PART II

Item 5.        Market for Registrant's Common Equity, Related Member          31
               Matters, and Issuer Purchases of Equity Securities.

Item 6.        Selected Financial Data.                                       32

Item 7.        Management's Discussion and Analysis of Financial Condition    32
               and Results of Operation.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.    40

Item 8.        Financial Statements and Supplementary Data.                   40

Item 9.        Changes in and Disagreements With Accountants on Accounting    54
               and Financial Disclosure.

Item 9A(T).    Controls and Procedures.                                       54

Item 9B.       Other Information.                                             55

                                    PART III

Item 10.       Directors, Executive Officers and Corporate Governance.        55

Item 11.       Executive Compensation.                                        57

Item 12.       Security Ownership of Certain Beneficial Owners and            59
               Management and Related Member Matters.

Item 13.       Certain Relationships and Related Transactions, and Director   60
               Independence.

Item 14.       Principal Accountant Fees and Services.                        63

                                     PART IV

Item 15.       Exhibits and Financial Statement Schedules.                    64

Signatures

Item 1. Business.

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

     Our Facility is located in Pottawattamie County in southwestern Iowa. It is near two major interstate  highways,  within a half a mile of the Missouri River and will have  access to five major rail  carriers.  This  location  is in close proximity to raw materials and product market access.  The Facility will receive corn and chemical deliveries primarily by truck but will be able to utilize rail delivery if  necessary.  The site has access to water from ground wells and from the Missouri  river.  In addition to close  proximity to the Facility's  primary energy source,  steam, there are two natural gas providers available,  both with infrastructure immediately accessible.

     To execute our business plan, we raised capital  through two  offerings--an initial  seed round in the fourth  quarter of 2005 and a secondary  round in the first quarter of 2006--and on May 2, 2007, we entered into a $126,000,000 credit facility (as amended,  the "Credit  Agreement") with AgStar Financial  Services,
PCA  ("Agent"),  as agent  for a  syndicate  group of  lenders  ("Lenders").  As discussed  in more  detail  below  under Item 7 -  Management's  Discussion  and
Analysis of Financial Condition and Results of Operation - Overview,  Status and
Recent  Developments,  effective  March 7,  2008,  we  amended  the terms of our primary  lending  agreements,  obtained a bridge loan in the  maximum  principal amount of $36,000,000  (the "Bridge Loan") from Commerce Bank, N.A. (the "Bridge
Lender") and entered into arrangements with the Bridge Lender and our key equity holders and operational  partners,  ICM and Bunge North America,  Inc. (a wholly owned  subsidiary  of Bunge  Limited,  a  publicly-traded,  global  agribusiness company)  ("Bunge"),  in order to resolve a  construction  budget  shortfall  of
$34,000,000.

     Information  respecting our losses, assets, and other financial information is contained below under Item 8 - Financial Statements and Supplementary Data.

Primary Contractors

     We have entered into  contracts  with various  contractors to construct the
Facility,  though our primary contractors are ICM, Todd & Sargent, Inc. ("T&S"), and HGM Associates,  Inc. ("HGM").  Below are summaries of the contracts we have with these three parties.

     On September  25, 2006,  we entered  into an  Agreement  Between  Owner and
Design/Builder  on the Basis of Stipulated  Price with ICM (the "ICM Contract"), which provides that ICM will design and construct a dry mill fuel-grade  ethanol plant,  capable of producing 110 million gallons of denatured fuel-grade ethanol per  year  and  338,000  tons  of  DDGS.  For  such  services  we  will  pay ICM approximately  $118,000,000,  but the total cost of work may increase based upon changes in the work to be performed.  On January 11, 2008,  ICM notified us that due to our funding issues, additional time will be required to complete the work under the ICM  Contract.  We  expect  the  construction  of the  Facility  to be substantially  completed in December 2008. In addition to designing and building the Facility, ICM will provide training to our employees to operate the Facility through a six week training course.

     Under the ICM  Contract,  ICM has the right to stop  work,  upon seven days written  notice  to us,  if we do not pay ICM  amounts  coming  due that we have certified for payment;  provided,  however,  ICM may not stop work if there is a good faith  dispute  regarding  the amount of payment  due. ICM has the right to terminate  the ICM  Contract  on seven  days  written  notice if (i) the work is suspended,  without  fault on the part of ICM, by us or by order of the court or other public authority for a period of more than 90 days, or (ii) we fail to pay
ICM undisputed  amounts within 30 days of receiving an application  for payment.
We may suspend ICM's performance at any time and without cause for up to 90 days by  providing  written  notice  to ICM and the date on which  performance  is to resume. In addition,  we may terminate the ICM Contract for cause for any of the following  reasons:  (w) ICM fails to perform  its work in  accordance  with the agreement,  (x) ICM intentionally or willfully disregards any law or regulation,
(y)

ICM  materially  breaches  any  provision of the  agreement,  or (z) ICM becomes financially  insolvent,  files for a  voluntary  petition of  bankruptcy,  or an involuntary petition of bankruptcy is filed and not dismissed within 180 days of such filing.

     On December  18,  2006,  we entered  into a Standard  Form of  Design-Build
Agreement and General Conditions Between Owner and Contractor with T&S (the "T&S
Contract"),   under  which  T&S  agreed  to  provide  us  with  the  design  and construction  of a 1,000,000  bushel grain  receiving  and storage  facility and
Distillers Grain storage facility.  The work provided for under the T&S Contract was completed by September 2008. We agreed to pay T&S $9,661,000, subject to any change orders,  and as of September 30, 2008, we have paid T&S $9,562,000  under the T&S Contract.  The T&S Contract can be terminated by T&S if (i) the work has stopped for 90 day period due to a court  order,  a national  emergency or other government  act  which  results  in a lack of  available  materials,  (ii)  work stopping  for at  least  90 days as a result  of us  suspending  the work or our failure to pay (work can be stopped 30 days after our failure to pay), (iii) our material  delay  of  T&S's  performance,  (iv) our  material  breach  of the T&S
Contract, or (v) our failure to furnish reasonable evidence that we will be able to pay the  costs of the  project  as they come due.  We can  terminate  the T&S
Contract if T&S breaches the  agreement in specified  ways.  If we terminate the
T&S Contract after commencement of construction,  we agreed to pay an additional
5% of the remaining balance of the contract price.

     On November 27, 2006,  we entered into an  Engineering  Services  Agreement with HGM (the "HGM Contract").  Under the HGM Contract, HGM agreed to provide us with professional design services for the development,  design, and construction of our Facility. Such services include geotechnical coordination,  site grading, utilities (including wells and water mains, natural gas, sanitary sewer, process sewer  outfall,  and fire loop),  substation  coordination,  a  landscape  plan,
construction   staking,   construction   administration,   a  resident   project
representative,  compaction and material testing coordination,  record drawings, and site coordination.

     We agreed to pay HGM either hourly rates or fixed prices,  depending on the services.  The fixed prices total $93,200 for plant site grading revisions,  the plant road design,  the water well and raw water main,  the outfall  sewer,  the sanitary  sewer/collection/lift station, the potable water system the fire main, the landscape plan, and natural gas.  Hourly fees will be paid for  geotechnical coordination, construction staking and construction administration; in addition, hourly fees will be paid for (i) any  additional  services added at a later date and  (ii)  any  revisions  made  by us  requiring  HGM to  change  any  plan  or specifications.  The hourly  fees  range from $35 to $280 per hour.  There is no estimated  total cost for any hourly  services.  In addition  to these fees,  we agreed  to  reimburse  HGM  for  direct  non-salary  expenses  including  travel expenses,  reproduction costs and computer plots, postage, express mail, courier services and handling of drawings, renderings, artwork, models, photography, and other deliverables.  The estimated cost of such reimbursable  expense is $1,300, but the actual amount may exceed such estimate.

     Either party may terminate the HGM Contract for cause upon at least 14 days notice.  Termination for cause includes  violation of the covenants,  agreements and  stipulations  of the  HGM  Contract  and  nonpayment  by  us.  In  lieu  of termination due to our nonpayment, HGM may elect to suspend its services. If HGM elects to suspend its services due to  nonpayment,  HGM has no liability for any delay or damage caused.  In addition to termination  for cause, we may terminate the HGM Contract for any reason with at least 30 days notice to HGM.

Status of Plant Construction

     With the proceeds of our two equity offerings, we began construction of our
Facility  in  February  of 2007.  Construction  is  nearing  completion  and our
Facility is anticipated to be operational  early in the second quarter of fiscal
2009.  Further  detail  is  provided  in Item 7 --  Management's  Discussion  of
Financial Condition and Results of Operation -- Construction Status.

Plan of Operation for Fiscal Year 2009

     Generally

     During the second  quarter of our fiscal 2009, we plan to continue  working toward achieving nameplate production for the Facility,  and to raise additional capital through one or more equity financings, as further

discussed  elsewhere in this report.  We do not presently,  nor intend to in the future, conduct any research or development activities.

     Employees

     The Company had 14 full time employees as of September 30, 2008. In October
2008 we were fully staffed with 52 employees in anticipation of the commencement of our operations.  We are not subject to any collective  bargaining  agreements and we have not  experienced any work  stoppages.  Our management  considers the
Company's employee relationships to be favorable.

Rail Access

     A six mile loop railroad  track for rail service to our Facility  comes off the Council Bluffs Energy Center line where interstate I-29 crosses and proceeds south along the east side of Pony Creek.  We have  obtained  easements  with the property  owners  along  this  route to permit our  intended  access.  The track terminates in a loop-track south of the Facility, which will accommodate 100 car unit trains.  On June 18, 2008, we executed an Industrial  Track  Agreement with
CBEC Railway,  Inc. (the "Track  Agreement"),  which governs our use of the loop railroad and requires, among other things, that we maintain the loop track.

     On June 25, 2007, we entered into a Railcar  Sublease  Agreement  ("Railcar
Agreement")  with Bunge for the  sub-lease of 320 ethanol cars and 300 DDGS cars which will be used in the delivery and marketing of ethanol and DDGS. We will be responsible for all maintenance and mileage charges as well as the monthly lease expense and certain railcar modification expenses.  Under the Railcar Agreement, we will  lease  railcars  for terms  lasting  120  months  and  continuing  on a month-to-month  basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.

Principal Products

     Ethanol

     Ethanol is a  chemical  produced  by the  fermentation  of sugars  found in grains and other  biomass.  Ethanol can be produced  from a number of  different types of grains,  such as wheat and sorghum,  as well as from agricultural waste products  such as sugar,  rice hulls,  cheese whey,  potato  waste,  brewery and beverage  wastes  and  forestry  and paper  wastes.  However,  according  to the
Renewable Fuels Association ("RFA") website  (www.Ethanolrfa.org)  approximately
90% of ethanol in the United  States  today is produced  from corn  because corn produces  large  quantities  of  carbohydrates,  which convert into glucose more easily than other kinds of biomass.

     Ethanol  has been used in motor  fuels in the  United  States  for the last century,  but for all practical  purposes had not been used  commercially  until
1978. At that time a deliberate  public policy  objective to create a fuel-grade ethanol  industry  was  established  by  Congress  when it created an excise tax exemption  in order to  encourage  the  production  of  ethanol  from  renewable resources. According to the RFA website (www. ethanolrfa.org),  the industry has grown from virtually zero production at that time to a current annual production level of approximately  10.7 billion  gallons,  with  approximately  another 2.9 billion gallons currently expected to come on line by 2009.

     We entered into an Ethanol  Merchandising  Agreement ("Lansing  Agreement")
with Lansing Ethanol Services, LLC ("Lansing"),  under which we agree to sell to and Lansing agrees to buy all ethanol produced at our Facility for the first six months  of our  operations.  Contract  terms  for the  sale of  ethanol  will be specified  in sale  contracts.  Pricing for the ethanol  will be set by our Risk
Management Committee.  Under the Lansing Agreement, we assume all responsibility for market price  fluctuations of ethanol,  but once a price is fixed in a sales contract,  that  price  controls.  If we are made an offer to sell  ethanol at a price greater than Lansing pays, Lansing has the option of paying that amount or allowing us to sell to the other  offeror.  For its  services,  we agreed to pay
Lansing a per-gallon fee for ethanol delivered under the Lansing  Agreement.  We also agreed to allow  Lansing to store up to 2.8  million  gallons of ethanol at the  Facility  at any time at no cost to  Lansing.  We  intend to  exercise  our contractual  right under our agreement  with Lansing to terminate this agreement six months after our ethanol  production  begins.  After the first six months of our operations, Bunge will be the exclusive purchaser of our ethanol pursuant to an Ethanol Purchase Agreement dated December 15, 2008 (the "Ethanol Agreement").
Bunge will market our ethanol

in  national,  regional  and local  markets.  Under the Ethanol  Agreement,  the
Company  has agreed to sell Bunge all of the ethanol  produced at the  Facility, and Bunge has  agreed to  purchase  the  same,  up to the  Facility's  nameplate capacity of  110,000,000  gallons a year. We will pay Bunge a per-gallon fee for ethanol sold by Bunge under the Ethanol  Agreement,  subject to a minimum annual fee of $750,000  and  adjustments  according to  specified  indexes  after three years. The initial term of the Ethanol  Agreement,  which will commence upon the termination of the Lansing  Agreement,  is three years and it will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

     Distillers Grains

     The chief  co-product  of the  ethanol  production  process  is  Distillers
Grains, which are the residues that remain after high quality cereal grains have been fermented by yeast. In the fermentation  process,  the remaining  nutrients undergo a three-fold  concentration  to yield wet distillers  grains to which is added evaporator syrup to create wet distillers  grains with solubles,  or WDGS.
WDGS is a highly  digestible  feed ingredient  marketed  primarily to the dairy, beef,  sheep,  swine and  poultry  industries.  Once  operational,  we intend to annually  dry 300,000  tons of our WDGS to become  distillers  dried grains with solubles, or DDGS, which has a longer shelf life (three summer days, five winter days) than WDGS and can better withstand  transportation over greater distances.
We plan to annually market 50,000 tons of our Distillers Grains as WDGS.

     We entered into a Distiller's  Grain Purchase  Agreement  dated October 13,
2006 ("DG  Agreement")  with Bunge,  under which Bunge is  obligated to purchase from us and we are obligated to sell to Bunge all Distillers  Grains produced at our Facility.  If we find another  purchaser for  Distillers  Grains  offering a better price for the same grade, quality,  quantity, and delivery period, we can ask Bunge to either market  directly to the other purchaser or market to another purchaser on the same terms and pricing.

      The initial  term of the DG  Agreement  began July 15, 2008 or a different date if agreed upon in writing by both parties,  and lasts for ten years. The DG
Agreement will  automatically  renew for additional  three year terms unless one party  provides the other party with notice of election to not renew 180 days or more prior to expiration.  Under the DG Agreement,  Bunge will pay us a Purchase
Price equal to the Sales Price minus the Marketing Fee and Transportation Costs.
The Sales Price is the price received by Bunge in a contract consistent with the
DGS  Marketing  Policy or the spot price  agreed to between  Bunge and us. Bunge receives a Marketing  Fee  consisting  of a  percentage  of the Net Sales Price, subject to a minimum  yearly  payment of $150,000.  Net Sales Price is the Sales
Price less the Transportation  Costs and Rail Lease Charges.  The Transportation
Costs are all freight charges,  fuel surcharges,  and other accessorial  charges applicable to delivery of Distillers Grains.  Rail Lease Charges are the monthly lease  payment for rail cars along with all  administrative  and tax filing fees for such leased rail cars.

Description of Dry Mill Process

     Our Facility  will produce  ethanol by  processing  corn.  The corn will be received by  semitrailer  truck (or railcar if needed),  and will be weighed and stored in a  receiving  building.  It will then be  transported  to a scalper to remove rocks and debris before it is conveyed to storage bins.  Thereafter,  the corn will be  transported  to a hammer mill or grinder where it is ground into a mash and  conveyed  into a tank for  processing.  We will  add  water,  heat and enzymes to break the ground  corn into a fine  liquid.  This liquid will be heat sterilized  and pumped to a tank where  other  enzymes  are added to convert the starches into glucose sugars. Next, the liquid is pumped into fermenters,  where yeast  is  added,  to  begin  a 48 to 50  hour  batch  fermentation  process.  A distillation  process  will divide the alcohol  from the corn mash.  The alcohol which exits the distillation  process is then partially dried. The resulting 200 proof  alcohol is pumped into  storage  tanks.  Corn mash from the  distillation process  is  then  pumped  into  one of  several  centrifuges.  Water  from  the centrifuges is dried into a thick syrup.  The solids that exit the centrifuge or evaporators  are called wet cake and are conveyed to dryers.  Corn mash is added to the wet cake as it enters the dryer, where moisture is removed.  This process produces Distillers Grains.

Raw Materials

     Corn Requirements

     Ethanol  can be  produced  from a number of  different  types of grains and waste products. However, approximately 90% of ethanol in the United States today is  produced  from corn.  The cost of corn is affected  primarily  by supply and demand factors such as crop production,  carryout,  exports, government policies and programs,  risk management and weather.  Despite strong corn production over the last three growing seasons, corn prices rose dramatically in our 2008 fiscal year due in part to  additional  corn  demand  from  the  ethanol  industry  and flooding in the Midwest.  With the volatility of the commodity markets we cannot predict the future price of corn with any certainty.

     We  anticipate  that our  Facility  will need  approximately  39.3  million bushels of corn per year,  or  approximately  108,000  bushels  per day,  as the feedstock  for its dry milling  process.  The grain supply for our plant will be obtained  primarily from local markets.  To assist in our securing the necessary quantities  of grain for our plant,  we entered  into a Grain  Feedstock  Supply
Agreement dated December 15, 2008 (the "Supply Agreement") with AGRI-Bunge,  LLC
("AB"),  an entity  affiliated with Bunge.  Under the Supply  Agreement,  AB has agreed to provide us with all of the corn we need to operate our ethanol  plant, and we have  agreed  to only  purchase  corn  from  AB.  AB will  provide  grain originators  who will  work at the  Facility  for  purposes  of  fulfilling  its obligations under the Supply Agreement. The Company will pay AB a per-bushel fee for corn procured by AB for the Company under the Supply Agreement, subject to a minimum annual fee of $675,000 and  adjustments  according to specified  indexes after three years.  The term of the Supply  Agreement  is ten years,  subject to earlier  termination upon specified  events.  The Supply Agreement  suspends the operation of the Agency Agreement  entered into by the Company and AB on October
13,  2006,  as amended  December 15, 2008 (the  "Agency  Agreement").  Under the
Agency  Agreement,  we  agreed to pay an  agency  fee to AB for corn  delivered, subject to an annual minimum fee of $225,000,  for AB's service of procuring all grain  requirements  for our  plant.  In the  event we  obtain a grain  dealer's license,  then the  operation of the Supply  Agreement  will  terminate  and the
Agency Agreement will be reinstated.

     The price and availability of corn are subject to significant  fluctuations depending  upon a number of factors  which affect  commodity  prices in general, including crop conditions, weather, governmental programs and foreign purchases.
In the ordinary course of business, once we are operational,  we anticipate that we will enter into forward purchase contracts for our commodity purchases.

     Energy Requirements

     The  production  of ethanol is a very energy  intensive  process which uses significant amounts of electricity and a supply of a heat source.  Presently, we anticipate  that about 34,000 BTUs of energy are required to produce a gallon of ethanol. Additionally, water supply and quality are important considerations.

     Steam

     Unlike  most  ethanol  producers  in the  United  States  which use coal or natural gas as their primary  energy  source,  our primary energy source will be steam.  We  believe  that  utilizing  steam  will  make us more  competitive  by providing us with critical support and services in the areas of risk management,
quality   control,   experienced   commodity   trading  and  experience  in  the
implementation  of the latest  technologies.  We have  entered  into an Executed
Steam Service  Contract  ("Steam  Contract")  with  MidAmerican  Energy  Company
("MidAm")  dated  January 22, 2007,  as amended on October 3, 2008,  under which
MidAm agreed to provide the steam required by us, up to 475,000 pounds per hour.
We agree to pay a Net Energy Rate for all steam service provided under the Steam
Contract and a Monthly Demand charge for Condensate Not Returned. Condensate Not
Returned is the steam delivered to us less the  condensation we return to MidAm.
The Net Energy Rate is set for first three years then adjusted each year started on the third  anniversary  date.  The Steam  Contract  remains in effect for ten years from the  earlier of the date we commence a  continuous  grind of corn for ethanol production, or February 1, 2009.

     Natural Gas

     Although  steam will be our  primary  energy  source and will  account  for around 85% of our energy usage,  we will install natural gas back-up boilers for use when our steam service is temporarily unavailable.  Natural gas will also be needed for  incidental  purposes.  Natural gas prices  fluctuate with the energy complex in general.  Recently, natural gas prices have trended lower as a result of the drop in crude oil prices.  We do not expect  natural gas prices to remain steady in the near future and will trend even  higher into the winter  months of
2008-2009 as seasonal  demand for natural gas  increases due to heating needs in the colder  weather.  We have entered into a natural gas supply  agreement  with
Constellation Energy for our long term natural gas needs.

     Electricity

     Our plant will require a large continuous  supply of electrical  energy. We plan on purchasing  electricity  from MidAm under an Electric  Service  Contract
("Electric  Contract") dated December 15, 2006. Under the Electric Contract,  we are allowed to install a standby  generator,  which  would  operate in the event
MidAm is unable to provide us with  electricity.  In the Electric  Contract,  we agreed to own and operate a 13 kV switchgear with metering bay, all distribution transformers, and all 13 kV and low voltage cable on our side of the switchgear.
We agreed to pay (i) a service charge of $200 per meter, (ii) a demand charge of
$3.38 in the Summer and $2.89 in the Winter  (iii) a reactive  demand  charge of
$0.49/kVAR of reactive demand in excess of 50% of billing demand, (iv) an energy charge  ranging from  $0.03647 to $0.01837 per kilowatt  hour,  depending on the amount of usage and season, (v) tax adjustments,  (vi) AEP and energy efficiency cost recovery  adjustments,  and (vii) a CNS capital  additions  tracker.  These rates only apply to the primary  voltage  electric  service  provided  under the
Electric Contract.  The electric service will continue at these prices for up to
60 months,  but in any event will  terminate on June 30, 2012. The pricing under the Electric  Contract is based on the assumptions  that we will have an average billing demand of 7,300 kilowatts per month and that we will average an 85% load factor over a 12 month period.  If these  assumptions  are not met, then we will pay the most applicable tariff rate. Additionally,  at any time, we may elect to be charged under one of MidAm's electric tariffs.

     Water

     We will require a significant supply of water. Much of the water used in an ethanol plant is recycled  back into the process.  There are,  however,  certain areas of  production  where fresh water is needed.  Those areas  include  boiler makeup water and cooling tower water.  Boiler makeup water is treated on-site to minimize  all elements  that will harm the boiler and  recycled  water cannot be used for this process.  Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore,  can be regenerated back into the cooling tower process.  The makeup water  requirements for the cooling tower are  primarily a result of  evaporation.  Much of the water can be recycled back into the process,  which will minimize the effluent.  Our Facility's engineering specifications  provide  that our fresh  water  requirements  are  approximately
1,000,000  gallons per day. We anticipate  that our water  requirements  will be supplied  through  three  ground  wells  which are  permitted  to  produce up to
2,000,000 gallons of water per day. We could also access water from the Missouri
River.

Principal Supply & Demand Factors

     Ethanol

     Generally

     Ethanol prices have come down  dramatically  during the three months ending
September  30, 2008 as a direct  response  to falling  corn  prices.  Management currently  expects  ethanol  prices will continue to be directly  related to the price of corn.  Management  believes the industry will need to grow both product delivery  infrastructure  and demand for ethanol in order to support  production margins in the near and long term. According to the Renewable Fuels Association, as of October,  2008, there were 176 ethanol plants in operation nationwide with the capacity to produce  nearly 10.7  billion  gallons of ethanol  annually.  An additional  27 new  plants  and five  company  expansions  are  currently  under construction,  which will add an  additional  estimated  2.9 billion  gallons of annual production capacity. Unless the new supply of ethanol is equally met with ethanol demand, downward pressure on ethanol prices could continue.

      According  to the RFA,  ethanol  demand  has  been  relatively  stable  at approximately  7  billion  gallons  per year  throughout  2008.  Ethanol  demand expanded  significantly  in 2006 due to  replacement of MTBE with ethanol as the oxygenate in reformulated fuel required for carbon monoxide non-attainment areas in the winter months.  This could mean that there may be some slight seasonality to the demand for ethanol,  with increases in demand occurring during the winter months.  However,  we believe that most of the increase in ethanol demand due to
MTBE replacement has already occurred.  Management believes that it is important that ethanol  blending  capabilities of the gasoline market be expanded in order to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand ethanol distribution and blending infrastructure, which would allow the  ethanol  industry to supply  ethanol to markets in the United  States that are not currently blending ethanol.

     VEETC

     The  profitability  of the ethanol  industry is impacted by federal ethanol supports and tax  incentives,  such as the Volumetric  Ethanol Excise Tax Credit
("VEETC")  blending  credit.  The passage of the VEETC has helped to provide the flexibility  necessary to expand ethanol blending into higher blends of ethanol, such as E85. The VEETC went into effect on January 1, 2005.  Prior to VEETC, the federal  excise tax on 10%  ethanol-blended  gasoline was 13.2 cents per gallon, compared to 18.4 cents per gallon on regular  gasoline.  Under VEETC,  the lower federal excise tax on ethanol-blended  gasoline was eliminated.  In place of the lower excise tax, the VEETC created a new  volumetric  ethanol excise tax credit of $0.51 per gallon of ethanol.  Gasoline  distributors  apply for this  credit.
Based on volume, the VEETC is expected to allow greater refinery  flexibility in blending  ethanol since it makes the tax credit available on all ethanol blended with gasoline, diesel and ethyl tertiary butyl ether, including ethanol in E-85.
Under  provisions of the 2008 Farm Bill, the tax exemption will drop to 45 cents per gallon in 2009.  The VEETC is  scheduled  to expire on December  31, 2010. A number of bills have been  introduced  in the  Congress  to extend  ethanol  tax credits, including some bills that would make the ethanol tax credits permanent.
There can be no assurance, however, that such legislation will be enacted.

     RFS

     The  federal  legislation  which  impacts  ethanol  demand the most are the
Energy  Policy Act of 2005 (the  "2005  Act") and the  Energy  Independence  and
Security  Act of 2007  ("2007  Act").  Most  notably,  the 2005 Act  created the
Renewable  Fuels Standard  ("RFS"),  which was designed to favorably  impact the ethanol industry by enhancing both the production and use of ethanol. The RFS is a national program that does not require that any renewable fuels be used in any particular  area or state,  allowing  refiners to use  renewable  fuel blends in those areas where it is most cost-effective.

     The 2007 Act amended  several  components  of the RFS. The RFS now requires
(i) the fuel  refining  industry as a whole  (including  refiners,  blenders and importers) to use 4.5 billion gallons of renewable fuels in 2007,  increasing to
15.2  billion  gallons by 2012 and 36 billion  gallons  by 2022;  (ii)  advanced biofuel  (renewable  fuel  derived  from corn  starch  other  than  ethanol  and encompassing  cellulosic biofuel and biomass-based  diesel),  cellulosic biofuel and  biomass-based  diesel  to be  used  in  addition  to  conventional  biofuel
(ethanol);  (iii) for 2008,  the use of  approximately  nine billion  gallons of renewable fuels (only ethanol); (iv) in 2012, the use of 13.2 billion gallons of ethanol,  two  billion  gallons  of  advanced  biofuel,  .5  billion  gallons of cellulosic biofuel, and one billion gallons of biomass-based diesel, for a total of 15.2 billion gallons of renewable fuel; and (v) by 2036,  usage of 15 billion gallons of ethanol, excluding advanced biofuel.

     The  2007  Act also  requires  facilities  beginning  operation  after  its enactment to operate with at least a 20% reduction in lifecycle  greenhouse  gas emissions  compared to gasoline.  In the event the EPA  determines  this size of reduction is not feasible, it may reduce the required reduction, but in no event will a new plant be allowed to operate at less than a 10% reduction in lifecycle greenhouse gas emissions. Presently, we are assessing our options to comply with this requirement.  We believe that our use of steam as our primary energy source will reduce our  emissions,  as compared to other  ethanol  plants which utilize natural gas or coal as their primary heat source.

     The  ethanol  industry  has  expanded  production  and is  projected  to be significantly  higher than the 2007 RFS amount.  This means the ethanol industry must continue to generate demand for ethanol beyond the minimum floor set by the RFS in order to support current ethanol prices.  We will be dependent on Lansing's and then Bunge's ability to market the ethanol in this  competitive environment.

     State Initiatives

     In 2006,  Iowa passed  legislation  promoting the use of renewable fuels in
Iowa.  One of the  most  significant  provisions  of the  Iowa  renewable  fuels legislation is a renewable  fuels standard  encouraging 10% of the gasoline sold in Iowa to consist of renewable  fuels by 2009.  This  renewable  fuels standard
increases   incrementally  to  25%  of  the  gasoline  sold  in  Iowa  by  2019.
Additionally, certain plants located in Nebraska that were in production on June
30,  2004 are  eligible  for state  incentives,  which  authorize  a producer to receive up to $2.8 million of tax credits per year for up to eight years.  While we cannot qualify for these incentives, they do provide an economic advantage to some of our competitors.

     E85

     Demand for ethanol has been  affected by the increased  consumption  of E85 fuel.  E85 fuel is a blend of 85% ethanol  and 15%  gasoline.  According  to the
Energy Information Administration, E85 consumption is projected to increase from a national  total of 11 million  gallons in 2003 to 47 million  gallons in 2025.
E85 can be used as an aviation  fuel,  as reported by the National  Corn Growers
Association, and as a hydrogen source for fuel cells. According to the Renewable
Fuels  Association,  there are  currently  more than five million  flexible fuel vehicles capable of operating on E85 in the United States and automakers such as
Ford and General Motors have  indicated  plans to produce  several  million more flexible fuel vehicles per year. The National Ethanol Vehicle  Coalition reports that there are currently  approximately 1,150 retail gasoline stations supplying
E85.  While the number of retail E85  suppliers has  increased  each year,  this remains  a  relatively  small  percentage  of the total  number  of U.S.  retail gasoline  stations,  which is  approximately  170,000.  In order for E85 fuel to increase demand for ethanol,  it must be available for consumers to purchase it.
As public  awareness  of ethanol and E85  increases  along with E85's  increased
availability,   management   anticipates  some  growth  in  demand  for  ethanol
associated with increased E85 consumption.

     Cellulosic Ethanol

     Due to the current high corn prices,  discussion of cellulose-based ethanol has recently increased.  Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks and rice straw,  among other common  plants.  Cellulosic  ethanol is ethanol produced from cellulose, and currently, production of cellulosic ethanol is in its  infancy.  It is  technology  that is as yet  unproven on a commercial scale. However,  several companies and researchers have commenced pilot projects to study the feasibility of commercially  producing  cellulosic ethanol. If this
technology  can  be  profitably   employed  on  a  commercial  scale,  it  could
potentially  lead to ethanol that is less  expensive to produce than  corn-based ethanol,  especially  if corn prices  remain high.  Cellulosic  ethanol may also capture more government  subsidies and assistance than corn-based ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

     Local Production

     Because  we are  located on the border of Iowa and  Nebraska,  and  because ethanol producers generally compete primarily with local and regional producers, the ethanol  producers  located in Iowa and Nebraska  presently  constitute  our primary competition. According to the Iowa Renewable Fuels Association, in 2008,
Iowa had 31 ethanol  refineries in production,  producing 2.4 billion gallons of ethanol from 890 million  bushels of corn.  There are an  additional  13 ethanol refineries under  construction or expansion in Iowa as of October,  2008. If all these plants are completed,  it is anticipated it will add 1.34 billion  gallons of new ethanol production  capacity annually in Iowa. We expect more plants will begin construction,  but at a slower pace than previous years.  According to the
Nebraska  Ethanol  Board,  there are  currently  24 existing  ethanol  plants in
Nebraska,  and three plants under  construction.  Additionally,  certain  plants located in Nebraska  that were in  production  on June 30, 2004 are eligible for state  incentives,  which  authorize a producer to receive up to $2.8 million of tax credits per year for up to eight years. Those producers  qualifying for this incentive will have a competitive advantage over us.

     Distillers Grains

     Management  expects that Distillers Grains prices will continue to decrease slightly  in the  foreseeable  future as the  supply  increases  (the  result of increased  ethanol  production) and with the poor state of the economy and lower corn  prices.  Management  believes  DDG's will trade with a 75% to 80% value to corn.

Regulatory Environment

     Governmental Approvals

     Ethanol  production  involves the emission of various airborne  pollutants, including  particulate matters,  carbon monoxide,  oxides of nitrogen,  volatile organic compounds and sulfur dioxide.  Ethanol  production also requires the use of  significant  volumes of water,  a portion of which is treated and discharged
into  the  environment.   We  are  required  to  obtain  various  environmental,
construction and operating permits,  as discussed below. Under the HGM Contract,
HGM has  agreed  to take  primary  responsibility  for  obtaining  some of those permits.  In addition,  ICM is responsible  for obtaining  various  construction permits and registrations. Even though we have successfully acquired the permits necessary at our stage of construction,  any retroactive change in environmental regulations,  either at the federal or state level,  could  require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition,  although we do not presently  intend to do so, if we sought to expand the  Facility's  capacity  in the  future,  we would  likely be required to acquire additional  regulatory permits and could also be required to install additional pollution control equipment.

     Our failure to obtain and  maintain  the permits  discussed  below or other similar  permits  which may be  required  in the future  could  force us to make material changes to our Facility or to shut down  altogether.  The following are summaries  of the various  governmental  approvals  needed to obtain in order to become operational.

     Environmental Regulations and Permits

     We will be subject to regulations on emissions from the U.S.  Environmental
Protection  Agency  ("EPA")  through the Iowa  Department  of Natural  Resources
("IDNR").  The EPA's and IDNR's environmental  regulations are subject to change and often such changes are not favorable to industry.  Consequently,  even if we have the proper permits now, we may be required to invest or spend  considerable resources to comply with future environmental regulations.  The capital expenses required  for us to comply  with the  following  environmental  regulations  are included in the price we agreed to pay ICM under the ICM Contract.

     Air Pollution Construction and Operation Permits

     Based on reportable emissions, our Facility is considered a minor source of regulated  air  pollutants,  but due to our steam system with MidAm,  we will be subject to Title V of the Clean Air Act ("Title  V") and the Maximum  Achievable
Control Technology  Standards  promulgated by the EPA. We were required to apply for an Air Construction  Permit with the IDNR and the EPA as a major emitter due our proximity to MidAm's  adjacent plant and a soybean crush plant.  We received an Air Permit for  construction  from IDNR and the EPA,  respecting  our ethanol process equipment,  storage tanks, scrubbers, and bag houses' emissions sources, and we were  required to modify our Air Permit for our  auxiliary  boilers.  Air
Permits are required for our auxiliary boilers.  Such a permit is required prior to construction of or modification to an air pollution  emission source. The Air
Permit for  construction  allows us to build,  initially  operate and test a new source of air  pollution,  but does not cover  any of our  activities  after the
Facility is operational.  Therefore, we are required to obtain an Air Permit for our operations  from both the EPA and IDNR before we can commence  operations at the  Facility.  The Air Permit  for  operations  will  allow us to  operate  our
Facility within certain  requirements  detailed in that permit.  Our revised air permit is  expected  to be  awarded  in  mid-December  allowing  us to  complete construction  of our permanent  backup  boiler  system.  This back-up  system is expected to be  operational  by February 1, 2009,  and will have the capacity to supply  100% of our  Facility's  steam  needs in the event of a MidAm  shutdown.
There is an annual fee associated with holding an Air Permit for operations, and that annual fee is based on the prior year's  actual  emission  levels.  The Air
Permit for operations is required to be renewed every five years.

     We are  required  to  collect  and keep  information  outlining  our annual pollution  emissions.  Every year we must  provide an  accounting  of the actual pollution generated by the Facility to the EPA and IDNR in order to maintain our status as a Conditionally Exempt Small Quantity Generator and our Air Permit for
operating.  This  accounting  is the basis for the Air  Permit  fees,  discussed above.

     Because  we are  installing  auxiliary  boilers  at our  Facility,  the EPA requires us to install  Continuous  Emissions  Monitoring  or Partial  Emissions
Monitoring.  In addition, the EPA requires us to have and maintain an Operations
Monitoring Plan, which will be outlined in our Air Permit for operations.

     There  is a  risk  that  regulatory  changes  might  impose  additional  or
different  requirements.   To  date,  we  have  not  been  determined  to  be  a
non-attainment  area for any pollutant.  Being designated a non-attainment  area means  the EPA has  determined  that  more of a  particular  pollutant  is being
emitted  in  one  area  than  the  EPA  allows.   If  our  Facility   becomes  a
non-attainment  area, then the State of Iowa could impose a State Implementation
Plan  which  would  require  the   imposition   of  Prevention  of   Significant
Deterioration  requirements  and  the  installation  of Best  Available  Control
Technologies  for any future  modifications  or expansions of the Facility.  Any such event would  significantly  increase the operating  costs and capital costs associated with any future expansion or modification of the Facility.

     Prevention of Significant Deterioration

     Our  Facility  is adjacent to the MidAm  coal-fired  electrical  generating facilities.  These facilities  produce steam as a byproduct that will be used by our Facility for production purposes, as discussed elsewhere in this 10-K. It is possible  that the IDNR or the EPA could  determine  that the use of steam  from
MidAm's facilities as the power source for our Facility renders MidAm's plant to be a  "support  facility"  of our  Facility.  The  EPA's  interpretation  of its
Prevention of Significant  Deterioration  regulations ("PSD") generally provides that if two  facilities are adjacent to each other but have different SIC codes, one of the facilities  can still be determined to be a support  facility for the other.  The result is that our Facility is subject to PSD  regulations,  meaning that both the MidAm plant and our Facility will be  considered  one major source of air pollutants  for the  applicability  of both Title V and PSD.  Because our
Facility and the MidAm plant are considered one major source of air  pollutants, then we may have difficulty maintaining our Air Permits, discussed above, due to the higher  level of  emissions  coming from the  combined  source.  Because our
Facility must comply with PSD, it will also be subject to Best Available Control
Technology ("BACT") requirements. Compliance with BACT requirements will require additional  compliance  and testing from our  engineers  to  establish  that the design of the Facility uses BACT,  which have  materially  increased our capital costs by  $150,000.  If we are  unable  to  achieve  BACT  compliance,  then our
Facility's  ability to obtain  permits  and  operate  will be  jeopardized.  PSD compliance  also  requires (i) the  coordination  of additional  air  dispersion modeling  by both  MidAm and our  Facility  in order to obtain an air  discharge permit  from IDNR,  and (ii) our  Facility  to meet both  National  Ambient  Air
Quality  Standards  and not  exceed  ambient  air  increment  limits  for  major modifications.  If the air  dispersion  modeling  indicates that the Facility is unable to meet  either of these PSD  requirements,  then the  Facility  would be unable to obtain the necessary operating permits,  unless the design or capacity of our plant were  reduced or  modified.  Any  reduction  in the capacity of the plant or  modification  to the  design in order to meet  these PSD  requirements would  significantly  increase  operating costs and capital costs, and otherwise negatively impact our ability to operate the Facility profitably.

     New Source Performance Standards

     The  Facility  is  subject to the EPA's New  Source  Performance  Standards
("NSPS") for both its distillation processes and the storage of volatile organic compounds  used in the  denaturing  process.  Duties imposed by the NSPS include initial notification,  emission limits,  compliance and monitoring  requirements and  recordkeeping  requirements.  These  standards  will require  equipment and procedures which will increase our operating and capital costs.

     We are required to provide the EPA with various NSPS  Notifications.  These notifications  are required before and after the start of construction  and also before and after  beginning  operation of several key  processes  and  equipment components. We have currently submitted all required notifications. We intend to continue  to  submit  the  appropriate  forms as the  identified  processes  are completed or equipment components are installed.

     Wetlands and Navigable Waters

     The  construction  of the  railroad  line to the  Facility or the  Facility itself,  including roads,  bridges,  and discharge pipes, may impact wetlands or navigable  waterways  under the  jurisdiction  of Army Corps of  Engineers  (the
"Corps").  We obtained a 404(b)(1) permit from the Corps for the construction of our rail line.  We are required to obtain a 404(b)(1)  permit from the Corps for the  construction  of our steam line and force  main.  An  application  for this permit has been submitted to the Corps. We have also completed a  Corps-required
Environmental  Assessment,  and it is  possible  that we will need to  undertake certain  mitigation  efforts in order to  eliminate  any net loss of wetlands or other  damage  to  streams  and  rivers.  The Corps or other  agencies  have not required an Environmental Impact Study be completed.  If an Environmental Impact
Study is required at some point in the future,  the construction of the Facility could be  significantly  delayed.  A  significant  delay in  construction  could significantly increase operating and capital costs.

     Endangered Species

     Prior  to  Construction,   we  performed  endangered  species  research  to
determine if any species listed on the Iowa or Federal  endangered or threatened species list lived in the construction area. The Least Tern (Sterna  antillarum, on both  Iowa and  federal  endangered  species  lists)  and the  Piping  Plover
(Charadrius melodus, also on both Iowa and federal endangered species lists) use the fly ash piles and pond of the  adjacent  MidAm  power  facility  as seasonal habitat.  The construction of the rail line which will service our Facility will run along and adjacent to the fly ash piles and pond. We have received direction from the United  States Fish and Wildlife  Service  ("USFWS") and IDNR to reduce any potential impact on these endangered species,  and will accordingly restrict rail line  construction  activities to non-nesting  seasons and strictly  follow construction  erosion control procedures pursuant to our Construction Site Storm
Water  Pollution  Prevention  Plan,  which was  created  as part of an  National
Pollution  Discharge  Elimination System ("NPDES")  Stormwater  Discharge Permit
required  for  construction  activities.   The  Construction  Site  Storm  Water
Pollution  Prevention  Plan  details  how storm  waters will be  protected  from exposure  to  plant  pollutants,  and also how we will  prevent  excessive  soil erosion on the  construction  site  prior to  vegetation  growing in  sufficient quantities to prevent such erosion. As part of the Construction Site Storm Water
Pollution  Prevention  Plan we are  required  to examine  our silt  fencing  for integrity  degradation  each week and after each rain.  It is possible  that the
USFWS or IDNR could impose  additional  restrictions  on us at a future date and this  would  significantly  delay  construction  of the rail line,  which  could significantly  increase our operating or capital  costs or otherwise  negatively impact our ability to operate the Facility as profitably.

     Rail Line Matters

     We plan for our  railroad  line to only  serve  the  Facility.  While it is possible that we could agree with other  industries to share our railroad  line, no such  industry  is known at this  time.  We believe  that the line  should be considered an exempt "industry lead track" or "spur track" under applicable rail transportation  regulations.  The  United  State  Surface  Transportation  Board
("STB"),  which  regulates  the  construction  of new  railroad  lines,  has not required any  Environmental  Assessment of the site. If in the future additional industries request access to our railroad line and the railroad line were deemed by the STB to be a major  project,  then the STB could require an  Environmental
Assessment or an Environmental  Impact Study. If an  Environmental  Impact Study
were  required  by the STB,  then the use of the rail line  could be  negatively impacted.  Any  negative  impact  on the  rail  line  or a  required  change  in operations  could  significantly  increase  our  operating  or capital  costs or otherwise negatively impact our ability to operate the Facility profitably.

     Waste Water Discharge Permit

     We will use water to cool our closed circuit systems in the Facility and we will  generate  Reverse  Osmosis.  blowdown  water.  In order to maintain a high quality of water for the cooling system, the water will be continuously replaced with make-up water. As a result, our Facility will discharge non-contact cooling water from the cooling towers.  We received a Wastewater  Discharge  Permit from
IDNR  to  discharge  non-contact  water  into  the  Missouri  River.  Under  the
Wastewater Discharge Permit, we are required to periodically test and report our discharge activity to IDNR.

     Storm Water Discharge Permit and Other Water Permits

     We have received a Hydrostatic  Testing Water Discharge Permit from IDNR to allow the temporary discharge of water used for testing the integrity of vessels and equipment as part of our construction  activities.  The Hydrostatic  Testing
Water Discharge Permit allows each vessel or piece of equipment to be filled and discharged one time. In addition,  the water used in the testing process must be tested prior to discharge.

     We have received our  Construction  Storm Water  Discharge  Permit from the
IDNR.  This  general  permit  was  issued  after  two  public  notices  and  the preparation of a Storm Water  Pollution  Prevention  Plan that outlines  various measures we plan to implement to prevent storm water pollution.  Under our Storm
Water Pollution Prevention Plan, we must assess the effectiveness of our run off prevention each week and after each storm. We received a Construction Site Storm
Water Discharge Permit  ("CSSWDP") from IDNR. As part of the application for the
CSSWDP,  we prepared a Construction  Site Storm Water Pollution  Prevention Plan
covering  how we will  control  construction  site  erosion.  We are  subject to certain  ongoing  reporting and  monitoring  requirements  to retain the CSSWDP.
During  construction,  if we fail to maintain  all  conditions  specified in the
CSSWDP, the Construction Site Storm Water Pollution  Prevention Plan may need to be revised or  changed.  This could  change or delay  construction,  which could significantly  increase our operating or capital  costs or otherwise  negatively impact our ability to operate the Facility profitably.

     We have obtained the required Storm Water  Discharge  Permit  ("SWDP") from the IDNR.  This permit  requires two public  notices and  preparation of a Storm
Water Pollution  Prevention Plan ("SWPPP").  The SWPPP outlines various measures we plan to implement to prevent storm water pollution  during plant  operations.

     High Capacity Well Permit

     The Facility will not use municipal water,  gray sewage treatment water, or
Missouri river water. We received a High Capacity Well Permit from Pottawattamie
County,  Iowa  authorizing us to drill three new high capacity wells to meet our water needs and which are now  complete.  These wells have been  completed as of
September 30, 2008. This permit allows us to draw to 2,000,000  gallons of water a day through these wells, though the Facility is currently estimated to require only  1,000,000  gallons  of  water  daily.  The  wells  have  been  tested  and commissioned.  If the wells are not able to produce at the levels required, then alternatives  such as piping Missouri River water may be investigated.  The cost of alternative water supply sources could prohibit their use. If we are not able to obtain  the water in the  condition  and  amounts  needed  for the  Facility, additional resources would need to be located.  This could delay the start up of the Facility and significantly increase our operating or capital costs.

     In addition to the High  Capacity  Well Permit,  we have received a Potable
Water Permit from IDNR.  The Potable  Water  Permit  allows us to use one of our wells for potable water.  This potable water will be used for drinking,  toilets and safety showers.

     Alcohol and Tobacco Tax and Trade Bureau Requirements

     We have  complied  with the  applicable  Alcohol  and Tobacco Tax and Trade
Bureau  (formerly  the  Bureau  of  Alcohol,  Tobacco  and  Firearms)  ("ATTTB")
regulations.  These  regulations  require that we first make application for and obtain an alcohol fuel producer's  permit,  which we have received.  The term of the permit is indefinite until terminated, revoked or suspended. The permit also requires  that we  maintain  certain  security  measures.  We have  secured  the required operations bond pursuant to 27 CFR sec. 19.957.

     Risk Management Plan

     Pursuant to the federal Clean Air Act,  stationary  sources with  processes that  contain  more than a  threshold  quantity  of a  regulated  substance  are required to prepare and implement a Risk Management  Plan.  Since we plan to use anhydrous  ammonia,  we must  establish a plan to prevent spills or leaks of the ammonia  and an  emergency  response  program  in the  event of  spills,  leaks, explosions  or other events that may lead to the release of the ammonia into the surrounding  area. The same  requirement may also be true for  denaturant.  This determination  will  be  made  as  soon  as the  exact  chemical  makeup  of the denaturant is obtained.  We are required to conduct a hazardous assessment  and  prepare  models  to assess  the  impact  of an  ammonia  and/or denaturant  release into the surrounding  area. The program will be presented at one or more public meetings.  We have successfully  obtained our EPA air permit.
In  addition,  it is  likely  that we will have to  comply  with the  prevention requirements under the Occupational Safety and Health  Administration's  Process
Safety  Management  Standard,  which  are  similar  to the  Clean  Air Act  Risk
Management Plan requirements.  Once completed,  we will file our Risk Management
Plan with the EPA. If any of the applicable  laws or  regulations  governing our
Risk  Management  Plan  change,  it could delay the start up of our Facility and significantly increase our operating or capital costs.

     Above Ground Storage Tank Requirements

     We are  required  to obtain a permit from the State of Iowa in order to use our above ground  storage tank for storing  ethanol.  The state of Iowa may test our above ground  storage  tank prior to issuing the permit.  In addition to the permit, our above ground storage tank requires a Spill, Prevention,  Control and
Countermeasure  Plan  ("SPCCP")  in  order  to  comply  with  the  EPA's  Spill,
Prevention,  Control and Countermeasure Rule, which we have submitted. Our SPCCP addresses the likelihood and prevention of petroleum based substance  spills and detail the  actions we will take in the event of any spill.  Within the  storage tank area,  we have a  containment  field  designed to retain any spillage for a minimum of 72 hours.

     Hazardous Waste Characterization Tool

     Under the Resource Conservation and Recovery Act, we may create and provide to the EPA a Hazardous  Waste  Characterization  Tool  ("HWCT").  The  Resources
Conservation  and Recovery Act covers the disposal of solid and hazardous waste.
Typically,  ethanol plants generate such a small quantity of hazardous and solid waste  that  they  are  classified  as a  Conditionally  Exempt  Small  Quantity
Generator.  This  classification  is entirely  dependent  on the amount of waste generated  and can change over time.  Although  not  required  by law,  the HWCT allows  us  to  document,  on a  monthly  basis,  that  we  still  qualify  as a
Conditionally  Exempt Small Quantity  Generator and therefore are not subject to hazardous  waste  regulations.  We have  purchased  a HWCT tool from ICM and are implementing the required tracking and reporting procedures.

     Top Screen Analysis

     The  Department  of Homeland  Security  ("DHS")  requires any facility that possesses  certain  chemicals above a threshold to submit a Top Screen Analysis.
We will possess chemical subject to the Top Screen Analysis requirement and will be required to complete the Top Screen  Analysis on an on-going  basis.  The Top
Screen  Analysis  requires us to provide  information  such as the  chemicals we store on site,  where the chemicals are stored,  and the risks  associated  with such  chemicals.  DHS requires us to complete the Top Screen  Analysis within 60 days of receiving any listed chemicals.

     Waste Reduction Plan

     We are  required  to submit  to IDNR and the Iowa  Department  of  Economic
Development ("IDED") a Waste Reduction Plan. The Waste Reduction Plan will focus on the  identification  of waste  streams and how waste streams may be recycled.
All  companies  receiving  state funding must prepare and submit such a plan. We must  submit a Waste  Reduction  Plan or we will be forced  to return  the state funds we have received from the IDED, as discussed below.

     Historical Site Examination

     Prior to beginning construction, we conducted a complete review of the site for the existence of historical sites,  including Indian burial grounds.  We did not locate any such historical sites.

     Site Security Plan

     We are in the process of developing a Site Security Plan. The Site Security
Plan  is  designed  to  enhance  the  security  of  hazardous   materials  being
transported to and from the Facility.  We have purchased a template for our Site
Security Plan from ICM and we intend to complete the Site Security Plan prior to beginning operations and shipping of ethanol.

     On-Going Activities and Reporting

     We are  required  to  provide  the  EPA  with  Tier II  Initial  Reporting, containing a report of the hazardous chemicals stored on-site, within 90 days of commencing  operations.  The Tier II  Initial  Report is used to  provide  local emergency  response and fire  department  officials with a list of the hazardous materials we store on site. Thereafter, we will provide the EPA with annual Tier
II reports of the hazardous  materials we store on site, which will similarly be used to inform local emergency  response and fire  department  officials of such hazardous substances. We have purchased a reporting package from ICM to complete the required reporting.

     We are also required to submit Form R, a Toxic Release Inventory report, to the EPA. Form R is required for  facilities  processing or using certain  listed
chemicals  above  a  regulated   quantity.   Our  annual  form  R  will  include
documentation  of our release of those certain  chemicals  into the  environment within the previous year.

     Every five years we will be  required  to submit a Form U Report  under the
Toxic Substances Control Act ("TSCA") to the EPA. In the Form U, we are required to  report  on  manufacturing  thresholds  that  were  exceeded  for  any of the chemicals listed in the TSCA during the reporting period.

     Under the  Emergency  Planning  and Right to Know Act,  we are  required to report  our  receipt of  certain  regulated  chemicals  to  community  and state officials within 60 days. This act requires local emergency planning communities to prepare a comprehensive emergency response plan. The local emergency planning agencies  have  been  notified  and  are  collaborating  with us to  complete  a comprehensive ERS plan.

     As a  producer  of over  10,000  gallons of  ethanol  per year,  we will be required to comply with the RFS.  Under the RFS, we must  register with the EPA.
In  addition,   we  are  required  provide  the  EPA  with  our  Renewable  Fuel
Identification  Numbers,  product transfer documents and quarterly reports.  The
RFS  requires  us to keep these  records for five years.  We have  obtained  our
renewable  identification  number  ("RIN")  registration  membership,   and  are
prepared to comply with the RFS.

     Other Local Permits

     We have obtained the required  Septic System Permit from the  Pottawattamie
County Health  Department,  a Zoning Permit from  Pottawattamie  County,  and an
Entrance Permit from the Mills County Road Department.

     Nuisance

     Ethanol  production has been known to produce an odor to which  surrounding residents  could object.  Ethanol  production may also increase dust in the area due to operations  and the  transportation  of grain to the Facility and ethanol and  Distillers  Grains from the  Facility.  Such  activities  may subject us to nuisance,  trespass,  or  similar  claims by  employees  or  property  owners or residents in the vicinity of the Facility. To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its  co-products, we have  installed  a  reverse  thermal  oxidizer  and flare  technology  in the
Facility.  Nonetheless, any such claims or increased costs to address complaints may have a  material  adverse  effect on us, our  operations,  cash  flows,  and financial  performance.  It is  estimated  that this  equipment  will  involve a significant capital expenditure, which is included in the price we agreed to pay under  the  ICM  Contract.  We are  not  currently  involved  in any  litigation involving  nuisance  claims.  If the  Facility  is  subject  to  any  litigation regarding odor or any other factors in the operations or the  transportation  of products,  this could  significantly  increase our operating or capital costs or otherwise negatively impact our ability to operate the Facility profitably.

     Operational Safety Regulations

     We also will be  subject to federal  and state laws  regarding  operational safety. Risks of substantial  compliance costs and liabilities are inherent in a large-scale  construction  project,  and in ethanol  production after a plant is constructed.  Costs and  liabilities  related to worker  safety may be incurred.
Possible  future  developments,  including  stricter  safety laws for workers or others, regulations and enforcement policies and claims for personal or property
damages   resulting  from  our  construction  or  operation,   could  result  in
substantial costs and liabilities.

Item 1A. Risk Factors.

The  following  risks,  together with  additional  risks and  uncertainties  not currently  known to us or that we  currently  deem  immaterial  could impair our financial condition and results of operation.

Risks Associated With Our Financing Plan

     Our Units  have no public  trading  market and are  subject to  significant transfer restrictions which could make it difficult to sell Units and could reduce the value of the Units.

     We do not expect an active trading market for our limited liability company interests,  or "Units," to develop.  To maintain our partnership tax status, our
Units may not be publicly traded.  Within applicable tax regulations,  we intend to utilize a Qualified  Matching Service ("QMS") to provide limited liquidity to our  Members,  but we will not  apply  for  listing  of the  Units on any  stock exchange.  Finally,  applicable securities laws may restrict the transfer of our
Units. As a result, while a limited market for our Units may develop through the
QMS,  Members  may not sell  Units  readily,  and use of the QMS is subject to a variety  of  conditions  and  limitations.  The  transfer  of our  Units is also restricted by our Second Amended and Restated Operating Agreement dated March 7,
2008 (the "Operating Agreement"). Transfers without the approval of our Board of
Directors  ("Board") are not permitted and are invalid.  Furthermore,  the Board will  not  approve  transfer  requests  which  would  cause  the  Company  to be characterized  as a publicly traded  partnership  under the regulations  adopted under the Internal  Revenue Code of 1986, as amended (the "Code").  The value of our Units  will  likely  be lower  because  they are  illiquid.  Members  may be required to bear the economic risks  associated  with an investment in us for an indefinite period of time.

     Members  may not  receive  cash  distributions  which  could  result  in an investor receiving little or no return on his or her investment.

     Distributions  are payable at the sole discretion of our Board,  subject to the  provisions  of the Iowa  Limited  Liability  Company Act (the  "Act"),  our
Operating  Agreement and the  requirements of our creditors.  We do not know the amount of cash that we will generate,  if any, if and once we begin  operations.
Cash  distributions  are not assured,  and we may never be in a position to make distributions.  Our  Board  may  elect  to  retain  future  profits  to  provide operational  financing  for the Facility,  debt  retirement  and possible  plant expansion.  In  addition,  our loan  agreements  restrict  our  ability  to make distributions.  This means that Members may receive little or no return on their investment  and may be unable to  liquidate  their  investment  due to  transfer restrictions and lack of a public trading market.  This could result in the loss of a Member's entire investment.

     Our Units will be subordinate to our debts and other liabilities, resulting in a greater risk of loss for investors.

     The Units are unsecured  equity  interests and are  subordinate in right of payment  to all our  current  and future  debt as  discussed  elsewhere  in this report. In the event of our insolvency, liquidation dissolution or other winding up of our affairs, all of our debts, including winding-up expenses, must be paid in full before any payment is made to the holders of the Units.  In the event of our bankruptcy,  liquidation, or reorganization,  all Units will be paid ratably with all of our other equity holders as provided under the Operating  Agreement, and there is no  assurance  that there  would be any  remaining  funds after the payment of all our debts for any  distribution  to Members.  In addition,  it is possible  that in order to replace the Bridge Loan  discussed  elsewhere in this report,  we may have to issue additional  equity interests in the Company having preferential treatment in the event we liquidated or reorganized.

     Our failure to comply with our loan  covenants or raise  additional  equity could require us to abandon our business.

     In May 2007, we entered into the Credit  Agreement  with Lenders  providing for a credit facility of up to $126,000,000  for the  construction and permanent debt financing for our Facility.  As discussed in more detail below under Item 7
-  Management's  Discussion  and Analysis of Financial  Condition and Results of
Operation - Overview, Status and Recent Developments, in March, 2008, we amended the terms of the Credit  Agreement and obtained the Bridge Loan  (together,  the
"Current  Loans") from the Bridge Lender.  While we intend to obtain  additional debt or issue additional  equity in order to replace the Bridge Loan, the Bridge
Loan is due on March 1, 2009 and we may be unable to raise  additional  funds to retire the Bridge Loan. Any issuances of new equity to third parties will dilute the interests of Unit holders, as will the issuance of additional units to Bunge and ICM, which will occur  automatically if we do not repay the Bridge Loan from other sources prior to March 1, 2009.

     We believe  the  Current  Loans  should  provide  substantially  all of the capital we will require to complete  construction  of our Facility , but we will likely be required to issue additional equity (to replace the Bridge Loan or for working capital if it were needed due to long-term negative  margins).  If we do utilize a debt instrument to retire the Bridge Loan or provide working  capital, additional debt financing increases the risk that we will not be able to operate profitably  because we will need to make principal and interest  payments on the indebtedness.  Debt  financing  also  exposes our Members to the risk that their entire  investment  could be lost in the event of a default on the  indebtedness and a foreclosure  and sale of the Facility and its assets for an amount that is less than the outstanding debt. Our ability to obtain additional debt financing, if required,  will be subject to approval of our lending group, which may not be granted,  the  interest  rates and the  credit  environment  as well as  general economic factors and other factors over which we have no control.

     Our Members will  experience  dilution of their equity and voting rights if
     Bunge and ICM repay our Bridge Loan.

     As  discussed  in more detail under Item 7 -  Management's  Discussion  and
Analysis of Financial Condition and Results of Operation - Overview,  Status and
Recent  Developments,  to the extent Bunge and/or ICM repay our Bridge Loan, the
Unit Issuance Agreements provide that we must repay Bunge and/or ICM in the form of equity.  To the extent we issue additional units to Bunge and/or ICM in order to satisfy our reimbursement obligations under the Unit Issuance Agreements, the ownership  interests  of the  Company's  Members  would be  diluted.  If (i) the maximum principal amount of the Bridge Loan were drawn ($36,000,000), (ii) Bunge and ICM each made their respective  maximum Bridge Loan Payments,  and (iii) the
Company  did not  issue  any  equity to any other  party  (thereby  setting  the issuance price under the Unit Issuance  Agreements at $3,000 per Unit), then the
Company  would be  required  to issue  9,120  Series E Units to Bunge  and 2,880
Series C Units  to ICM.  Such  issuances  would  increase  the  Company's  total outstanding  Units from 13,139 to 25,139.  The dilutive effect of such issuances on a Member  holding  100 Units  would be to  reduce  such  Member's  percentage interest in the Company from 0.761% to 0.398%.  Furthermore,  as discussed under
Item  13--Certain   Relationships   and  Related   Transactions,   and  Director
Independence, if we issue 9,120 Series E Units to Bunge, Bunge would be entitled to appoint an additional  two directors,  meaning Bunge would be able then to appoint a total of four directors and effectively control the Company's Board of
Directors,  in  addition  to certain  other  rights  granted  under the Series E
Issuance Agreement.

     Our debt service  requirements  and  restrictive  loan covenants  limit our ability to borrow more money,  make cash  distributions  to our Members and engage in other activities.

     Under the Credit Agreement, the Bridge Loan and other debt instruments,  we have made  certain  customary  representations  and we are subject to  customary affirmative  and negative  covenants,  including  restrictions on our ability to incur  additional  debt  that  is not  subordinated,  create  additional  liens, transfer or dispose of assets, make  distributions,  make capital expenditure in excess of  $1,000,000  (other than on the  Facility),  consolidate,  dissolve or merge, and customary events of default  (including  payment  defaults,  covenant
defaults,   cross  defaults,   construction   related  defaults  and  bankruptcy
defaults).  The Current Loans also contain  financial  covenants  effective upon completion of the plant  including a minimum  working  capital  amount,  minimum reserves,  minimum current assets to current liabilities ratio, minimum tangible net worth,  minimum tangible owner's equity, and a minimum fixed charge coverage ratio. Our obligations to repay principal and interest on the Current Loans make us vulnerable to economic or market  downturns.  If we are unable to service our debt, we may be forced to reduce or delay  planned  capital  expenditures,  sell assets,  restructure our indebtedness or seek additional  equity capital,  which would dilute our Members' interests.  If we default on any covenant,  either the
Lenders or the Bridge  Lender (or any  subsequent  lender) could make the entire debt, once incurred,  immediately due and payable.  If this occurs, we might not be able to repay our debt or borrow  sufficient  funds to refinance  it. Even if new  financing is available,  it may not be on terms that are  acceptable to us.
These  events  could  cause  us to cease  construction,  or if the  Facility  is constructed and operating, to cease operations.

Risks Associated With Construction and Development

     We depend on ICM and Bunge for  expertise  in beginning  operations  in the ethanol industry and any loss of these  relationships  could cause us delay and added expense, placing us at a competitive disadvantage.

     We will be  dependent  on our  relationships  with ICM and  Bunge and their employees. As discussed elsewhere in this report, Bunge has agreed to provide us with a wide  variety  of  critical  services.  Any loss of these  relationships, particularly  during the construction and start-up period for the Facility,  may prevent us from commencing operations and result in the failure of our business.
The time and  expense of  locating  new  consultants,  contractors  or equity or operational partners would result in unforeseen expenses and delays.  Unforeseen expenses and delays may reduce our ability to generate revenue and profitability and  significantly  damage  the  competitive  position  we expect to have in the ethanol  industry such that Members could lose some or all of their  investment.
We have already  experienced delays in our construction  schedule because of our budget shortfall.

     We will also be  dependent  upon  ICM's  experience  and  ability  to train personnel  in  operating  the  Facility.  If the  Facility is built and does not operate to the level anticipated by us in our business plan, we will rely on ICM to adequately  address such  deficiency.  There is no assurance that ICM will be able to address  such  deficiency  in an  acceptable  manner.  Their  failure to address  deficiencies  could  cause  us to halt  or  discontinue  production  of ethanol,  which could  damage our ability to  generate  revenues  and reduce the value of Units.

     We are dependent upon ICM to build the Facility.

     ICM will perform various services and provide certain  equipment  necessary for the construction and operation of our ethanol production  Facility under the terms of the ICM Contract.  Upon seven days written notice, ICM has the right to stop work if we do not pay ICM  amounts  coming due that we have  certified  for payment.  Further,  ICM can  terminate  the ICM Contract upon seven days written notice for any of the following reasons: (i) suspension of work for more than 90 days by us or by order of a court or other public authority, through no fault to
ICM or  (ii)  our  failure  to pay  ICM  undisputed  amounts  within  30 days of receiving an application for payment.

     Due to the  competitive  nature  of the  ethanol  industry  and the lack of qualified design and construction  firms available to build plants such as ours,
ICM's  refusal or  inability  to  perform  under the ICM  Contract  could have a material adverse effect on our ability to complete  construction of our Facility and achieve profitability in the future.

     We may encounter  problems with the steam energy plant design,  which could delay or prevent start-up of Facility operations or decrease our ability to generate  profits  causing a  decrease  in the value of Units and  Members'
     investment returns.

     The use of steam  directly  from a  coal-fired  public  utility  as a power source for an  ethanol  plant is  largely  untested.  We are aware of only a few other ethanol  plants  currently  operating  with steam as their major source of energy.  Because  our  plant is next to a  coal-fired  plant  and will use steam directly, we may be required to meet the same air quality standards as a utility plant  when  applying  for our air  permit.  Further,  it is  possible  that our
emissions   will  exceed   expectations   and  that  the  Facility   will  incur
significantly higher regulatory, permit, and compliance costs. Because this is a new and largely  untested  energy  source,  it is possible that during the final design, construction, and initial start up phases of the project that additional and costly  engineering  and design  changes  may be  necessary  to meet  energy production, ethanol processing, and environmental requirements. This may lead to a decrease in the value of our Units and Member investment returns.

     We are  dependent on Mid American  Energy  Company for our steam supply and any  failure  by them  may  result  in a  decrease  in our  profits  or our inability  to operate,  which may  decrease  the value of Units or Members'
     investment return.

     Under the Steam  Contract,  MidAm will provide us with steam to operate our ethanol  plant for ten years from the  earlier of our first grind or February 1,
2009.  We expect to face  periodic  interruptions  in our steam supply under the
Steam  Contract.  For this reason,  we have  executed a change order with ICM to install  boilers at the Facility to provide a backup  natural gas energy source.
The backup boiler system is anticipated to be operational by February,  2009. We also have entered into a natural gas supply agreement with Constellation  Energy for our long term natural gas needs,  but this does not assure  availability  at all times. As with natural gas and other energy sources, our steam supply can be subject to  immediate  interruption  by weather,  strikes,  transportation,  and production problems that can cause supply  interruptions or shortages.  While we anticipate  utilizing  natural gas as a temporary heat source when MidAm's plant is down,  an extended  interruption  in the supply of both steam and natural gas backup could cause us to halt or discontinue  our  production of ethanol,  which would  damage our ability to generate  revenues.  A decrease in our revenues may lead to a decrease in the value of Units or Members' investment return.

     We may not be able to protect  ourselves  from an  increase in the price of steam which may result in a decrease in profits,  causing a decrease in the value of our Units and Members' investment return.

     We will be  significantly  dependent  on the  price  of  steam.  The  Steam contract  will  last for ten  years as long as our  first  grind  occurs  before
February 1, 2009. The Steam Contract will fix the price of steam for three years and provide for price  increases  annually  thereafter.  The price increases are based upon market forces over which we have no control.  We anticipate  that the
Steam  Contract  will protect us from extreme  price changes for the term of the agreement. Upon the expiration of the Steam Contract, there is no assurance that we will be able to enter into a similar  agreement  following the  expiration of the Steam  Contract.  Although coal prices and supplies have  historically  been more  stable  than  many  other  forms of  energy,  this  may not be taken  into consideration  when we are  negotiating  a new steam  contract.  If higher steam prices are  sustained for some time,  such pricing may reduce our  profitability due to higher  operating  costs.  This may cause a decrease  in the value of our
Units and Members' investment returns.

     We may  encounter  hazardous or unexpected  conditions at the  construction site  that  could  increase  our  costs or delay  the  construction  of the
     Facility,  which would delay our ability to generate  revenues and decrease the value of Units or Members' investment return.

     Compliance  issues with applicable  environmental  standards could arise at any time during the  construction  and  operation of our  Facility.  We may have difficulty obtaining the necessary  environmental permits required in connection with the  operation  of the  Facility.  As a  condition  of  granting  necessary permits, regulators could make demands that result in additional costs to us and delay our ability to generate revenues.

     The project could suffer  additional  delays or construction cost increases that could  postpone  our  ability to  generate  revenues  and make it more difficult  for us to pay our debts,  which could  decrease the value of our
     Units or Members' investment return.

     We began  construction  in February  2007 and have  projected  that we will begin  operation of the proposed  ethanol plant in the second  quarter of fiscal
2009. We have already experienced  construction delays,  primarily the result of cost increases that caused us to have a budget  shortfall prior to obtaining the
Bridge  Loan.  As  of  September  30,  2008,  we  have  expended   approximately
$161,000,000 on the project. Our anticipated total project cost has never been a firm estimate and we expect that it will continue to change from time to time as construction  of the project  progresses.  The costs under the ICM  Contract are subject to change.  The total amount we have to pay under the ICM Contract,  the
T&S Contract and HGM Contract may be further  increased due to design changes or cost  overruns,  which we have  already  experienced.  Any  further  significant increase in the construction cost of the Facility or significant expense related to the  design  and  construction  of the steam  line may delay our  ability  to generate  revenues  and hence  reduce  the  value of our Units and the  Members'
investment return.

     Additionally,  construction  projects often experience  delays in obtaining construction  permits,  construction delays due to weather conditions,  or other events. If it takes longer to obtain necessary permits or construct the Facility than we currently  anticipate,  it would  further  delay our ability to generate revenues and make it difficult for us to meet our debt service  obligations.  If we encounter delays in obtaining the required permits, our expected construction schedule will also be delayed.  Delays and weather  conditions could result in a delay of the date we become operational and begin to generate revenue.

     Defects in plant  construction  could result in devaluation of our Units if our Facility does not produce ethanol and its co-products as anticipated.

     There is no assurance that defects in, materials and/or  workmanship in the
Facility will not occur. Under the terms of the ICM Contract,  ICM warrants that the plant will meet specified  performance criteria upon start-up,  and that the plant will be free from defects in workmanship and materials  respecting certain
Facility  components.  Though the ICM Contract  requires ICM to correct  certain defects in material or workmanship  during the time period  specified in the ICM
Contract,  material defects in material or workmanship may still occur which ICM is not obligated to remedy. Such defects could further delay the commencement of operations of the Facility,  or, if such defects are discovered after operations have commenced, could cause us to halt or discontinue the Facility's operations.
Halting or  discontinuing  the Facility's  operations could delay our ability to generate revenues and reduce the value of Units.

     ICM will continue to employ subcontractors for key parts of the Facility.

     The  failure  on  the  part  of  major   subcontractors  to  perform  in  a
satisfactory  manner can present risk that the Facility will not be  constructed as planned.  Failure on the part of ICM to  compensate  subcontractors  can also present risk of claims or liens on plant assets.  These claims could result in a loss of the value of Units.

     The ICM Contract  does not protect us from  changing  prices for  concrete, labor or other inputs.

     Material  ongoing price increases in key inputs used in the construction of our Facility could result in more capital  expenditures than have been forecast.
If this occurs, the return on Members' investment will be reduced,  resulting in a decline in the value of Units.

     ICM does not provide formal guarantees or assurances  respecting our use of steam heat technology at the Facility.

     Our use of  steam  at the  Facility  is a  unique  feature  which  is being constructed on a design and build basis by ICM under the ICM Contract.  Although the ICM  Contract  provides  that our plant  specifications  be met,  ICM cannot guarantee use of our steam source.

     Any site near a major waterway system presents potential for flooding risk.

     While our site is located in an area designated as above the 100-year flood plain,  our site exists  within an area at risk of a 500-year  flood.  While our site is  protected by levee  systems,  its  existence  next to a major river and major  creeks  presents a risk that  flooding  could  occur at some point in the future. We have procured flood insurance as a means of risk mitigation; however, there is a chance that such  insurance will not cover certain costs in excess of our  insurance  associated  with flood damage or loss of income,  during a flood period. Our current insurance may not be adequate to cover the losses that could be incurred in a flood of a 500-year magnitude. Accordingly, floods could have a material adverse impact upon Unit value.

     We may  experience  delays or  disruption in the operation of our rail line and loop track, which may lead to decreased revenues.

     We have entered  into an agreement  with a third party to service our track and railroad cars, which we will be highly dependent on. There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the ethanol and Distillers Grains we expect to produce.  If we cannot operate our plant at full  capacity,  we may  experience  decreased  revenues  which may affect the profitability of the Facility.

Risks Associated With Our Formation and Operation

     We have no operational  history and limited  working  capital,  which could result in losses that will affect the value of Units or Members' investment return.

     We were organized on March 28, 2005 and other than progressing  through the initial stages of plant construction,  we have no operating history. Our Company is  currently  promotional  and remains in its  development  stages and plans to become  operational  in the  second  quarter  of fiscal  2009.  We  cannot  make representations  about our future  profitable  operation or our future income or losses.  If our  plans  prove to be  unsuccessful,  Members  will  lose all or a substantial part of their  investment.  There can be no assurance that the funds we received in our prior equity offerings,  combined with debt we have obtained, most of which will be spent on plant  construction,  will be sufficient to allow us to operate our plant  until  profits are  attained.  Furthermore,  we need to raise  additional  equity to replace the Bridge  Loan,  and we may need to raise equity to complete construction or commence operations if our costs increase.

     We have no  experience  in the  construction  and  operation  of an ethanol plant,  our  Facility  was more  expensive  to build than  anticipated  and operating  costs may be higher  than we expect,  which could  decrease  the value of Units or Members' investment return.

     The Company has and the members of its Board of Directors have little to no experience in the organization,  construction and operation of an ethanol plant, the ethanol industry,  or in governance or operation of a public company. Due to this lack of  experience,  and even  though we have  hired  management  which we believe is  qualified,  our Facility may cost more to construct and operate than we currently  anticipate.  Further increased costs may decrease the value of our
Units and the opportunity for Members to receive a return on their investments.

     Our operation  costs could be higher than  anticipated,  which could reduce our profits or create  losses,  which could  decrease the value of Units or
     Members' investment return.

     We could experience cost increases  associated with the on-going  operation of the  Facility  caused by a variety of  factors,  many of which are beyond our control.  Corn prices may  increase  and labor costs could  increase  over time, particularly  if there is a shortage  of persons  with the skills  necessary  to operate the Facility.  The adequacy and cost of electric,  steam and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail  transportation may affect our profitability with respect to the transportation of ethanol and Distillers Grains to our customers.
In addition, the operation of the Facility will be subject to ongoing compliance with all applicable governmental regulations,  such as those governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change,  it could cost us

significantly  more to comply  with  them.  We will be  subject  to all of these regulations whether or not the operation of the ethanol plant is profitable.

     If we cannot  retain  competent  personnel,  we may not be able to  operate profitably,  which could decrease the value of Units or Members' investment return.

     Though we believe we have employed  capable  management to date, we provide no  assurance  that we can manage the  start-up  of the project  effectively  or properly staff our  operations.  Any failure to manage our start-up  effectively could delay the commencement of Facility operations, and such delay is likely to further delay our ability to generate revenue and satisfy our debt  obligations, which may decrease the value of Units or negatively  affect Members'  investment return.

     Our lack of business diversification could result in the devaluation of our
     Units if our revenues from our primary products decrease.

     Our  business  will  solely  consist  of  ethanol  and  Distillers   Grains
production  and sales.  We will not have any other  lines of  business  or other sources of revenue if we are unable to complete the  construction  and operation of the  Facility.  Our lack of business  diversification  could cause Members to lose all or some of their  investment  if we are unable to generate  revenues by the production and sales of ethanol and Distillers Grains since we do not expect to have any other lines of business or alternative revenue sources.

     We have a history of losses and may not ever operate profitably.

     From our  inception  on March 28,  2005  through  September  30,  2008,  we incurred an accumulated net loss of approximately  $3,417,000.  We will continue to  incur  significant  losses  until  we  complete  construction  and  commence operations of the Facility.  There is no assurance that we will be successful in completing  our  efforts to build and  operate  the  Facility.  Even if we begin operations at the ethanol  plant,  there is no assurance that we will be able to operate profitably.

     An  investment  in our Units may decline in value due to decisions  made by our Board and Members'  only  recourse is to replace our  Directors,  which could take several years.

     Our Board of Directors  may make poor  decisions  regarding  actions of the
Company,  which  may cause a  decrease  in the  value of  Units.  Our  Operating
Agreement  provides that each member of the Board of Directors  will serve for a four year term,  and in all cases  until a successor  is elected and  qualified.
Holders of Series A Units (the  "Series A Members")  have the right to elect the balance of the  Directors  not  elected  by the  holders of Series B or Series C
Members,  or Series E Members,  if we issue such Units  (presently  the Series A
Members  may elect  four  Directors);  however,  the terms of the  Directorships elected  by the  Series A Members  are  staggered  such  that only one  Series A
Director  may be  elected  each  year.  Staggering  the  terms  of the  Series A
Directors,  in addition to the rights of Bunge (the  "Series B Member")  and ICM
(the "Series C Member") to elect certain Directorships, including Bunge's rights to elect  directorships in the event it is issued additional  Units,  means that
Series A Members could only change the control of the Company  through  electing all four Series A Directors, which would take four years. If our project suffers further delays due to financing or  construction or the Board of Directors makes poor  decisions,  the Series A Members' only recourse is to replace the Series A directors  through  elections at four successive annual meetings or an amendment to our Operating Agreement, which may be difficult to accomplish.

     Our  Operating  Agreement  contains  restrictions  on  Members'  rights  to participate  in corporate  governance  of our  affairs,  which limits their ability to influence management decisions.

     Our Operating  Agreement  provides that a Member or Members owning at least
30 percent of the  outstanding  Units may call a special meeting of the Members.
This may make it  difficult  for  Members  to propose  changes to our  Operating
Agreement without support from our Board of Directors. Our Directors are elected by the three  Series of Units  that have  been  issued to date:  presently,  the
Series A Members elect four Directors  (the "Series A Directors"),

our Series B Member  elects two  Directors,  and our Series C Member  elects one
Director. The Series A Directors' terms of office are divided into four classes, with each Director  serving a staggered  four-year term. In addition to Series A
Members only being able to elect four of our seven Directors, the classification of the Series A Directors  will make it more difficult for Members to change the composition of the Board because only one of the Directors can be elected at one time. If a vacancy  develops in our Board of Directors for any reason other than removal or  expiration  of a term,  the  remaining  Directors of the same Series would fill it.

     Our Directors have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to the Company.

     Since our project is  currently  managed  both by our  officers and to some extent by the Board of  Directors  (rather  than  completely  by a  professional management  group),  the  devotion  of the  Directors'  time to the  project  is critical.  However,  the Directors have other  management  responsibilities  and business interests apart from our project. Most particularly,  our Directors who were  nominated  by Bunge  and ICM have  duties  and  responsibilities  to those companies which may conflict with our interests.  As a result, our Directors may experience  conflicts of interest in allocating  their time and services between us and their other business  responsibilities.  No formal  procedures  have been established to address or resolve these conflicts of interest.

     We may have conflicting  financial interests with Bunge and ICM which could cause them to put their financial interests ahead of ours.

     ICM and Bunge advise our Directors  and have been,  and are expected to be, involved in  substantially  all material aspects of our financing and operations to date. We have entered into a number of material commercial  arrangements with
Bunge,  as  described  elsewhere  in this  report.  Consequently,  the terms and conditions  of our  agreements  with ICM and Bunge have not been  negotiated  at arm's length.  Therefore,  these  arrangements  may not be as favorable to us as could have been if obtained from unaffiliated third parties. Most of the cost of our project will be paid to ICM for the design and  construction  of our ethanol plant.  ICM may  experience  conflicts  of  interest  that  cause  it to put its financial interest in the design and construction of our plant ahead of our best interests.  In addition,  because of the extensive roles that ICM and Bunge have in the  development,  construction  and  operation  of the  Facility,  it may be difficult or impossible for us to enforce claims that we may have against ICM or
Bunge.  Such conflicts of interest may reduce our profitability and the value of the Units and could result in reduced distributions to investors.

     Bunge has  purchased  Series B Units and is  currently  the only  holder of
Series B Units. Under our Operating Agreement,  the Series B Member is currently entitled  to elect two  directors  without  any other  votes.  Additionally,  as discussed  in more  detail  below  under Item 7 -  Management's  Discussion  and
Analysis of Financial Condition and Results of Operation - Overview,  Status and
Recent  Developments,  under the terms of the Series E Unit  Issuance  Agreement between the Company and Bunge,  Bunge may receive Series E Units. If such Series
E Units are issued to Bunge, our Operating  Agreement  provides that Bunge, as a
Series E  Member,  would be  entitled,  without  any other  votes,  to elect one additional  director  (to the extent that Bunge owns  between 21% and 29% of the total Units issued and outstanding; two additional directors (to the extent that
Bunge owns  between 30% and 39% of the total Units  issued and  outstanding)  or three  additional  directors  (to the extent  that Bunge owns 40% or more of the total Units issued and  outstanding).  This may create conflicts of interest due to any such  Directors'  affiliation  with Bunge,  especially for Company action directly or indirectly affecting Bunge.

     ICM has purchased Series C Units and is currently the only holder of Series
C Units.  Additionally,  under the terms of the Series C Unit Issuance Agreement between the Company  and ICM,  ICM may  similarly  receive  additional  Series C
Units. Under our Operating  Agreement,  the Series C Member is entitled to elect one  director  without any other votes.  Accordingly,  there may be conflicts of interest resulting from any such director's affiliation with ICM, especially for
Company action directly or indirectly affecting ICM.

     ICM,  Bunge and their  respective  affiliates  may also have  conflicts  of interest  because  ICM,  Bunge  and their  respective  employees  or agents  are involved as owners,  creditors and in other capacities with other ethanol plants in the United  States.  We cannot require ICM or Bunge to devote their full time or attention to our  activities.  As a result,  ICM and / or Bunge may have,  or come to have,  a conflict of interest in  allocating  personnel,  materials  and other resources to our Facility.

     From time to time, our Directors may serve in director or leadership  roles with trade associations which could raise a conflict of interest.

     A number of our  Directors  have or continue to serve as directors of local and  state  agricultural  trade  organizations.  These  organizations  may adopt policies,  or engage in political lobbying activities that are in opposition to, or that  conflict  with the  Company's  business  needs.  This may  require  the
Director to abstain from votes or discussion on certain Company-related business matters.

     An elected official serves as a Director.

     State  Senator  Hubert  Houser  is  an  elected   official  who  represents
constituents  in  southwest  Iowa  and  he  currently  serves  on the  Board  of
Directors.  As an elected official,  he is obligated to serve the needs of those whom he  represents,  and in so doing,  from time to time,  he may need to place these needs ahead of our needs.  In  addition,  from time to time he may have to abstain from voting on Company  business issues that conflict with state policy, or formal positions that the Senator is taking that may be inconsistent with our business  needs.  Conversely,  he may be precluded  from  assisting us in public policy debate, lobbying efforts or in the interface of the Company with state or local government  agencies.  Senator Houser's brother is also currently a member of the Pottawattamie County Board of Supervisors.

Risks Associated With the Ethanol Industry

     There  have been  increasing  questions  about  the  viability  of  ethanol producers.

     The recent  bankruptcy  filing of one of the industry's major producers has resulted in great  economic  uncertainty  about the  viability  of ethanol.  The ethanol  boom of  recent  years  spurred  overcapacity  in the  industry  and is currently  nearing the RFS mandates.  The average  national  ethanol spot market price has plunged  over 30% since May 2008.  The drop in crude oil prices from a record $150 a barrel to its recent  price of less than $40 a barrel has resulted in the price of  reformulated  gasoline blendstock for oxygen blending  ("RBOB")
dropping  below $1 per  gallon  in  December  2008.  With  ethanol  spot  prices exceeding  RBOB prices,  the economic  incentives for blenders to continue using ethanol  has  become  less  advantageous.  This  could  result in a  significant reduction in the demand for ethanol.

     The recent bankruptcy filings of several biofuel producers have resulted in a  significant  reduction in the market  price per share of the  publicly-traded companies.  This has created opportunities for investors to buy operating plants for a significantly reduced price per share. These recent filings and the recent publicity of the food versus fuel  controversy have given the ethanol industry a negative image as a viable alternative to foreign oil in many Americans' eyes.

     Once operational,  we will compete with larger,  better financed  entities, which could negatively impact our ability to operate profitably.

     There is  significant  competition  among ethanol  producers  with numerous producers and privately  owned ethanol plants  planned and operating  throughout the Midwest and elsewhere in the United States. Our business faces a competitive challenge  from  larger  plants,  from  plants that can produce a wider range of products  than we can,  and from other  plants  similar to ours.  Large  ethanol producers such as Abengoa  Bioenergy  Corp.,  Archer Daniels  Midland,  Aventine
Renewable Energy,  Inc.,  Cargill,  Inc. and New Energy Corp., among others, are capable of producing a significantly greater amount of ethanol than we expect to produce. In addition,  there are several Nebraska,  Iowa, Minnesota,  Wisconsin,
South Dakota and other Midwest  regional  ethanol  producers which have recently formed, are in the process of forming, or are under consideration,  which are or would be of a similar  size and have similar  resources to us.  According to the
Renewable Fuels Association,  there are currently 55 operational  ethanol plants in Iowa and  Nebraska  with  several  new  plants  in the  process  of  forming.
Furthermore,  ethanol from certain  Central  American or Caribbean  countries is eligible for tariff  reduction or  elimination  upon  importation  to the United
States.  Ethanol  imported from these  Caribbean  Basin  countries may be a less expensive alternative to domestically produced ethanol.

     This  competition  also  means  that the  supply of  domestically  produced ethanol is at an  all-time  high.  As of October  2008,  there were 176  ethanol plants in operation  nationwide  with a capacity to produce  nearly 10.7 billion gallons of ethanol  annually.  Another  27 new  plants and five  expansions  are currently under construction nationally,  which will add an additional estimated
2.9 billion gallons of annual  production  capacity.  Iowa alone is estimated to produce  approximately  2.76 billion gallons of ethanol in 2008. Excess capacity in the ethanol  industry  will have an adverse  impact on our  operations,  cash flows and general financial conditions.  If the demand for ethanol does not grow at the same pace as  increases  in  supply,  the price of  ethanol  will  likely decline. If excess capacity in the ethanol industry continues,  the market price of ethanol may  continue to decline to levels  that are  inadequate  to generate sufficient cash flow to cover our costs. This could negatively impact our future profitability  and  decrease  the  value of our Units  and  Members'  investment return.

     Changes in the supply,  demand,  production and price of corn could make it more expensive to produce ethanol, which could decrease our profits.

     Our  ethanol  production  will  require  substantial  amounts  of  corn.  A significant  reduction in the quantity of corn harvested due to adverse  weather conditions,  farmer  planting  decisions,  domestic and foreign  government farm programs and policies, global demand and supply or other factors could result in increased  corn costs which would increase our cost to produce  ethanol.  Events that tend to negatively  impact the supply of corn are likely to increase prices and affect our  operating  results.  The record  high of corn  prices  this past spring has resulted in lower profit margins for the  production of ethanol,  and market  conditions  generally do not allow us to pass along increased corn costs to our  customers.  If the demand for corn returned to the levels of spring 2008 and drove corn  prices  significantly  higher we may not be able to acquire  the corn needed to continue operations.

     We entered into the Supply  Agreement  with AB, an entity  affiliated  with
Bunge.  Under the Supply Agreement,  AB has agreed to provide us with all of the corn we need to operate our ethanol  plant,  and we have agreed to only purchase corn from AB. AB will provide  grain  originators  who will work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The term of the Supply  Agreement  is ten years,  subject  to  earlier  termination  upon specified  events.  The Supply  Agreement  suspends the  operation of the Agency
Agreement  between us and AB. In the event we obtain a grain  dealer's  license, subject to  certain  procedures  specified  in the  Supply  Agreement,  then the operation of the Supply  Agreement will terminate and the Agency  Agreement will be reinstated.  In the ordinary  course of business,  we anticipate that once we are operational, we will enter into forward purchase contracts for our commodity purchases.

     The  price  of  corn  has  fluctuated  significantly  in the  past  and may fluctuate significantly in the future. We cannot provide assurances that we will be able to offset any increase in the price of corn by  increasing  the price of our  products.  Any  reduction  in the spread  between  ethanol and corn prices, whether as a result of further increase in corn price or an additional  decrease in ethanol prices,  may adversely affect our results of operations and financial conditions,  leading to a decrease in the value of Units and Members' investment return.

     We have executed output contracts for the purchase of all of the ethanol we produce once  operational,  which may result in lower  revenues  because of decreased marketing flexibility and inability to capitalize on temporary or regional price disparities, and could reduce the value of Units or Members'
     investment return.

     We  executed  the Lansing  Agreement,  which  provides  that  Lansing  will purchase  the  entire  output of our  ethanol  for the  first six  months of our operations.  We also agreed to allow Lansing to store up to 2.8 million  gallons of ethanol at the Facility at any time at no cost to Lansing.  Thereafter, Bunge will be the exclusive purchaser of our ethanol pursuant to the Ethanol Agreement with  them.  Bunge will  market our  ethanol  in  national,  regional  and local markets.  We do not plan to build our own sales force or sales  organization  to support the sale of ethanol.  As a result,  we will be  dependent on Lansing and then Bunge to sell our principal  product.  When there are temporary or regional disparities in ethanol market prices, it could be more financially  advantageous to have the flexibility to sell ethanol  ourselves  through our own sales force.
We have  decided not to pursue this route.  Our  strategy  could result in lower revenues  and reduce the value of Units if Lansing or Bunge do not perform as we plan.

     Low ethanol prices and low gasoline prices could reduce our profitability.

     Prices for ethanol products can vary  significantly over time and decreases in price levels could  adversely  affect our  profitability  and viability.  The price for ethanol has some  relation to the price for oil and  gasoline  but has not  increased as much as the 2008  increases in oil and  gasoline  prices.  The price of ethanol tends to increase as the price of gasoline  increases,  and the price of ethanol tends to decrease as the price of gasoline decreases,  although this may not always be the case.  Any  lowering of  gasoline  prices will likely also lead to lower  prices  for  ethanol  and  adversely  affect  our  operating results. The total production of ethanol is at an all-time high and continues to expand at this time.  Further increased  production of ethanol may lead to lower prices.  Any downward  change in the price of ethanol may decrease our prospects for  profitability  and thus the  value of our  Units  and  Members'  investment return.

     Increases  in the  production  of ethanol  could result in lower prices for
     ethanol  and  have  other   adverse   effects   which   could   reduce  our
     profitability.

     We expect that new fuel grade ethanol plants will be  constructed,  because of the increase in ethanol demand  resulting from the 2005 Act and the 2007 Act, which  mandate  an  increase  in the  use of  renewable  fuels  in the  U.S.  to
approximately   15,200,000,000  gallons  per  year  by  2012  and  approximately
36,000,000,000  gallons per year by 2022. Because increased  production capacity is usually  less costly to achieve  through  expansion  of existing  plants,  we expect expansion will also occur.  The increased  production of ethanol may lead to lower prices for ethanol.  The  increased  production  of ethanol  could have other adverse effects as well. For example,  the increased  production will also lead to increased  supplies of co-products from the production of ethanol,  such as Distillers  Grains.  Those increased  supplies could lead to lower prices for this co-product.

     There is scientific  disagreement about the wisdom of policies  encouraging ethanol production,  which could result in changes in governmental policies concerning ethanol and reduce our profitability.

     Some studies have challenged  whether  ethanol is an appropriate  source of fuel and fuel additives, because of concerns about energy efficiency,  potential health effects,  cost and impact on air quality.  Federal energy policy,  as set forth in the  2005  Act and the 2007  Act,  supports  ethanol  production.  If a scientific  consensus  develops  that  ethanol  production  does not enhance our overall  energy  policy,  our  ability to produce  and market  ethanol  could be materially and adversely affected.

     Hedging  transactions,  which, if used,  would be intended to stabilize our
     corn  costs,   also   involve   risks  and  costs  that  could  reduce  our
     profitability.

     In an attempt to minimize  the effects of the  volatility  of corn costs on operating  profits,  we may take hedging  positions in corn futures markets once
operational,   provided  we  have  sufficient  working  capital.  Hedging  means protecting  the  price at which we buy corn and the  price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price  fluctuation.  The effectiveness of hedging  activities is dependent upon, among other things,  the cost of corn and our ability to sell sufficient amounts of  ethanol  and  Distillers  Grains to utilize  all of the corn  subject to the
futures  contracts.   Hedging  activities  result  in  costs  such  as  brokers'
commissions and other transaction costs. If there are significant swings in corn prices,  or if we purchase more corn for future delivery than we can use, we may have to pay to terminate a futures  contract,  or resell unneeded corn inventory at a loss.

     Ethanol  production is energy intensive and  interruptions in our supply of energy,  or  volatility  in energy  prices,  could have a material  adverse impact on our business.

     Ethanol production  requires a constant and consistent supply of energy. If our  production  is  halted  for any  extended  period  of time,  it will have a material adverse effect on our business.  If we were to suffer  interruptions in our energy supply,  either during  construction  or after we begin operating the ethanol  plant,  our  business  would be harmed.  We have entered into the Steam
Contract for our primary energy source. In addition, natural gas and electricity prices have  historically  fluctuated  significantly.  Increases in the price of steam,  natural gas or  electricity

would harm our business by increasing our energy costs. The prices which we will be required to pay for these  energy  sources  will have a direct  impact on our costs of producing ethanol and our financial results.

     Our ability to successfully operate depends on the availability of water at anticipated prices.

     To produce ethanol,  we will need a significant  supply of water, and water supply and quality are important  requirements  to operate an ethanol plant.  We anticipate  that our water  requirements  for the plant will be  supplied by our wells. However, there are no assurances that we will have a sufficient supply of water to sustain the Facility in the future, or that we can obtain the necessary permits to obtain water  directly from the Missouri  River as an  alternative to our wells. As a result, our ability to make a profit may decline.

     We have no current  plan to sell the raw carbon  dioxide we  anticipate  we will  produce  to a  third  party  processor  resulting  in the  loss  of a potential source of revenue.

     At this  time,  we have no  agreement  to sell the raw  carbon  dioxide  we anticipate we will produce.  We cannot provide any assurances  that we will sell our raw  carbon  dioxide at any time in the  future.  If we do not enter into an agreement to sell our raw carbon dioxide,  we will have to emit it into the air.
This will result in the loss of a potential source of revenue.

     Changes and advances in ethanol  production  technology could require us to incur costs to update our Facility or could otherwise hinder our ability to complete in the ethanol industry or operate profitably.

     Advances and changes in the  technology of ethanol  production are expected to occur. Such advances and changes may make the ethanol  production  technology installed in our plant less  desirable or obsolete.  These  advances  could also allow our  competitors  to  produce  ethanol  at a lower cost than us. If we are unable to adopt or incorporate  technological  advances,  our ethanol production methods and processes could be less efficient than our competitors,  which could cause  our  plant  to  become  uncompetitive  or  completely  obsolete.  If  our competitors  develop,  obtain or license  technology that is superior to ours or that makes our  technology  obsolete,  we may be required  to incur  significant costs to  enhance or  acquire  new  technology  so that our  ethanol  production remains  competitive.  Alternatively,  we may be  required  to seek  third-party licenses,  which  could  also  result  in  significant  expenditures.  We cannot guarantee  or assure  that  third-party  licenses  will be  available  or,  once obtained,  will continue to be available on commercially reasonable terms, if at all. These costs could negatively impact our financial performance by increasing our operating  costs and reducing our net income,  all of which could reduce the value of Members' investment.

     Competition from the advancement of alternative fuels may lessen the demand for ethanol and negatively impact our profitability, which could reduce the value of Members' investment.

     Alternative fuels,  gasoline  oxygenates and ethanol production methods are continually  under  development.  A number of  automotive,  industrial and power generation  manufacturers  are developing  alternative clean power systems using fuel cells or clean burning gaseous fuels. Like ethanol,  the emerging fuel cell industry offers a technological  option to address  increasing  worldwide energy costs,  the  long-term  availability  of petroleum  reserves  and  environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power  sources  because  of their  higher  efficiency,  reduced  noise and lower
emissions.   Fuel  cell  industry   participants  are  currently  targeting  the
transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen  industries continue to expand and gain broad acceptance, and hydrogen  becomes  readily  available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of Members' investment.

     Corn-based ethanol may compete with cellulose-based  ethanol in the future, which  could  make  it  more  difficult  for  us to  produce  ethanol  on a cost-effective basis and could reduce the value of Members' investment.

     Most ethanol is currently produced from corn and other raw grains,  such as milo or  sorghum -  especially  in the  Midwest.  The  current  trend in ethanol production  research is to develop an efficient method of producing ethanol from cellulose-based  biomass, such as agricultural waste, forest residue,  municipal solid  waste,  and  energy  crops.  This  trend  is  driven  by  the  fact  that cellulose-based  biomass is generally  cheaper than corn, and producing  ethanol from  cellulose-based  biomass would create  opportunities to produce ethanol in areas  which  are  unable  to grow  corn.  Although  current  technology  is not sufficiently efficient to be competitive,  a report dated August 25, 2000 by the
U.S.  Department of Energy entitled "Outlook for Biomass Ethanol  Production and
Demand"  indicated  that new  conversion  technologies  may be  developed in the future. If an efficient method of producing ethanol from cellulose-based biomass is developed,  we may not be able to compete  effectively.  We do not believe it will be  cost-effective  to convert  our  Facility  into a plant  which will use cellulose-based  biomass to produce ethanol. If we are unable to produce ethanol as  cost-effectively  as  cellulose-based  producers,  our  ability to  generate revenue will be negatively impacted and Members' investment could lose value.

     Competition  from ethanol  imported from Caribbean basin countries may be a less  expensive  alternative  to our ethanol,  which would cause us to lose market share and reduce the value of Members' investment.

     Ethanol  produced or processed in certain  countries in Central America and the  Caribbean  region is eligible  for tariff  reduction  or  elimination  upon importation  to the United States under a program  known as the Caribbean  Basin
Initiative. Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries,  such as
El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States. Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Competition from ethanol imported  from  Caribbean  Basin  countries  may affect our  ability to sell our ethanol profitably, which would reduce the value of Members' investment.

     Competition  from  ethanol  imported  from  Brazil may be a less  expensive alternative  to our ethanol,  which would cause us to lose market share and reduce the value of Members' investment.

     Brazil is currently the world's  largest  producer and exporter of ethanol.
In Brazil,  ethanol is produced primarily from sugarcane,  which is also used to produce  food-grade sugar.  Ethanol imported from Brazil may be a less expensive alternative to domestically produced ethanol, which is primarily made from corn.
Tariffs   presently   protecting  U.S.  ethanol  producers  may  be  reduced  or eliminated. Competition from ethanol imported from Brazil may affect our ability to sell our  ethanol  profitably,  which  would  reduce  the  value of  Members'
investment.

Risks Associated With Government Regulation and Subsidization

     Federal regulations  concerning tax incentives could expire or change which could reduce our revenues.

     The federal government presently encourages ethanol production by taxing it at a lower rate which will indirectly benefit us. The VEETC currently equates to a $.51 per gallon  subsidy of ethanol which is available to  distributors.  Some states and cities provide additional  incentives.  The 2005 Act and the 2007 Act effectively mandate increases in the amount of annual ethanol consumption in the
United States. The result is that the ethanol  industry's  economic structure is highly  dependent  on  governmental  policies.  Although  current  policies  are favorable factors,  any major change in federal policy,  including a decrease in ethanol  production  incentives,  would have significant  adverse effects on our proposed plan of operations  and might make it impossible  for us to continue in the ethanol business. Under provisions of the 2008 Farm Bill, the exemption will drop to $.45 per gallon in 2009.

     Nebraska state producer  incentives are  unavailable to us, which places us at a competitive disadvantage.

     Neighboring states such as Nebraska have historically  provided  incentives to ethanol producers, and may do so in the future.  Presently, we do not qualify for any state-granted  incentives. To the extent that neighboring states provide  economic  incentives  to our  competitors,  our ability to  effectively compete with such recipients will be reduced.

     We are subject to extensive environmental regulation and operational safety regulations that impact our expenses and could reduce our profitability.

     Ethanol  production  involves the emission of various airborne  pollutants, including  particulate matters,  carbon monoxide,  oxides of nitrogen,  volatile organic  compounds  and sulfur  dioxide.  We will be subject to  regulations  on emissions  from  the  EPA and the  IDNR.  The  EPA's  and  IDNR's  environmental regulations  are subject to change and often such  changes are not  favorable to industry.  Consequently,  even if we have  the  proper  permits  now,  we may be required  to invest  or spend  considerable  resources  to  comply  with  future environmental regulations.

     Our  failure  to  comply  or the  need to  respond  to  threatened  actions involving  environmental laws and regulations may adversely affect our business, operating  results  or  financial  condition.  Once our  ethanol  plant  becomes operational  and as our  business  grows,  we will have to  develop  and  follow procedures for the proper  handling,  storage,  and  transportation  of finished products and materials  used in the  production  process and for the disposal of waste products.  In addition,  state or local requirements may also restrict our production and  distribution  operations.  We could incur  significant  costs to comply with  applicable  laws and  regulations  as production  and  distribution activity  increases.  Protection  of the  environment  will  require us to incur expenditures for equipment or processes.

     We  could be  subject  to  environmental  nuisance  or  related  claims  by employees,  property  owners or residents near the Facility  arising from air or water discharges.  Ethanol production has been known to produce an odor to which surrounding  residents could object. We believe our plant design should mitigate most odor objections.  However,  if odors become a problem, we may be subject to fines  and  could be  forced to take  costly  curative  measures.  Environmental litigation  or  increased  environmental  compliance  costs could  significantly increase our operating costs.

     We will be subject to federal and state laws regarding  operational safety.
Risks  of  substantial  compliance  costs  and  liabilities  are  inherent  in a large-scale  construction  project,  and in ethanol  production after a plant is constructed.  Costs and  liabilities  related to worker  safety may be incurred.
Possible  future  developments-including  stricter  safety  laws for  workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our construction or operation could result in substantial costs  and  liabilities  that  could  reduce  the  amount  of cash that we would otherwise have to distribute to Members or use to further enhance our business.

     Carbon  dioxide  may be  regulated  by the  EPA  in  the  future  as an air pollutant, requiring us to obtain additional permits and install additional
     environmental   mitigation  equipment,   which  may  adversely  affect  our
     financial performance.

     Our  Facility  will emit  carbon  dioxide as a  by-product  of the  ethanol production  process.  The United  States  Supreme  Court has  classified  carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle  emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide  emissions from stationary  sources  such as our  ethanol  plant  under the Clean Air Act.  Once operational,  our Facility will produce a significant  amount of carbon  dioxide that  will  be  vented  into  the  atmosphere.  While  there  are  currently  no regulations  applicable to us concerning carbon dioxide,  if Iowa or the federal government,  or any  appropriate  agency,  decides to  regulate  carbon  dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation  equipment or take other steps unknown to us at this time in order to comply with such law or regulation.
Compliance  with future  regulation of carbon  dioxide,  if it occurs,  could be costly and may prevent us from  operating  the  Facility  profitably,  which may decrease the value of our Units and Members' investment return.

     Our site borders nesting areas used by endangered bird species, which could impact our ability to successfully  acquire operating permits. The presence of these species,  or future shifts in its nesting areas,  could  adversely impact construction activities or future operating performance.

     The Piping Plover (Charadrius  melodus) and Least Term (Sterna  antillarum)
use the fly ash ponds of the  existing  MidAm  power  plant  for  their  nesting grounds. The birds are listed on the state and federal threatened and endangered species  lists.  Representatives  of the  IDNR  have  determined  that  our rail construction  will not interfere with the birds' nesting patterns and behaviors, based upon current  observations made during the construction of the neighboring
CB4 power plant.  However,  it was necessary  for us to modify our  construction schedules and plant site design to accommodate  the birds'  patterns.  We cannot foresee or predict the birds' future behaviors or status. As such, we cannot say with  certainty  that  endangered  species  related issues will not arise in the future that could negatively effect the plant's operations,  or the valuation of
Units.

     We may encounter or discover unforeseen  environmental  contaminants at our site.

     We completed a Phase One environmental  survey to determine the presence of hazardous waste on the Facility site. While we believe the historical use of our site has primarily been bare farmland,  a Phase Two environmental study (to test for the presence of any contaminants that may have permeated the ground water or leached into the soil as a consequence of any prior disposal or improper storage by prior  occupants or  neighboring  businesses)  was  performed  and updated in connection with the closing of our 2006 equity offering.  In the future,  should such  contaminants  or hazards be  discovered,  we may be unable to utilize  the
Facility  site as we  intend  or we may incur  costs  for  cleanup  that are not reflected in our  forecasted  sources and uses of funds  discussed  elsewhere in this report.

     We may encounter  unforeseen  negative public sentiment of nearby residents who are opposed to the prospects of additional  manufacturing businesses in the area.

     While we do not expect that the ethanol plant will produce air emissions or waste water that would  negatively  impact the nearby  residential  communities, occupants of those  communities may choose to express negative  sentiment toward the  addition  of another  major  manufacturing  plant in the  community  due to misperceptions about the plant's expected  environmental  impact. Such reactions could influence local zoning rules, impede construction, or result in unforeseen costs related to education,  legal defense,  permitting, and other factors which could adversely impact our anticipated expenses and reduce the value of Units.

     In the  future,  environmental  regulations  and  public  policy  regarding
     compliance  may  change,   adversely   affecting  the  Facility's  economic
     performance.

     Any future adverse changes in governmental  regulations  regarding emission of carbon dioxide, water disposal, co-existence with endangered species or other wildlife, or other factors, could result in unforeseen material costs or capital expenditures  that  could  cause the  Company to fail to  generate  satisfactory economic  results,  causing  devaluation of Units.  In addition,  any changes in environmental  laws and regulations,  both at the federal and state level, could require us to spend  considerable  resources in order to comply with such law or regulation.  The expense of compliance may be  significant  enough to reduce our profitability and negatively affect our financial condition.

Risks Related to Tax Issues in a Limited Liability Company

MEMBERS  SHOULD  CONSULT THEIR OWN TAX ADVISOR  CONCERNING THE IMPACT THAT THEIR
OWNERSHIP  IN US MAY  HAVE  ON  THEIR  FEDERAL  INCOME  TAX  LIABILITY  AND  THE
APPLICATION OF STATE AND LOCAL INCOME AND OTHER TAX LAWS TO OWNERSHIP OF UNITS.

     IRS  classification  of us as a  corporation  rather than as a  partnership would result in higher taxation and reduced profits, which could reduce the value of an investment in us.

     We are an Iowa limited  liability company that has elected to be taxed as a partnership for federal and state income tax purposes,  with income, gain, loss, deduction and credit passed through to our Members.  However,  if for any reason the Internal  Revenue  Service ("IRS") would  successfully  determine that we should be taxed as a corporation rather than as a partnership,  we would be taxed on our net income at rates of up to 35 percent for  federal  income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected  only on our tax  returns  and  would  not be  passed  through  to our
Members.  If we were to be taxed as a corporation for any reason,  distributions we make to our Members will be created as ordinary dividend income to the extent of our  earnings  and  profits,  and  the  payment  of  dividends  would  not be deductible by us, thus resulting in double taxation of our earnings and profits.
If we pay taxes as a  corporation,  we will have less cash to  distribute to our
Members.

     The IRS may  classify  an  investment  in us as  passive  activity  income, resulting  in a Member's  inability  to deduct  losses  associated  with an investment in us.

     It is likely  that the IRS will  classify  an  interest  in us as a passive activity. If a Member is either an individual or a closely held corporation, and if a Member's  interest is deemed to be "passive  activity,"  then such Member's allocated  share of any loss we incur will be deductible  only against income or gains such Member has earned from other  passive  activities.  Passive  activity losses that are  disallowed in any taxable year are suspended and may be carried forward and used as an offset against  passive  activity income in future years.
These rules could  restrict a Member's  ability to  currently  deduct any of our losses that are passed through.

     Income allocations assigned to Units may result in taxable income in excess of cash  distributions,  which means a Member may have to pay income tax on our Units with personal funds.

     Members  will pay tax on their  allocated  shares  of our  taxable  income.
Members may receive allocations of taxable income that result in a tax liability that is in excess of any cash  distributions  we may make to the Members.  Among other  things,  this result might occur due to accounting  methodology,  lending covenants  imposed by our current  loans that  restrict  our ability to pay cash distributions,  or our decision to retain the cash  generated by the business to fund our  operating  activities  and  obligations.  Accordingly,  Members may be required to pay some or all of the income tax on their  allocated  shares of our taxable income with personal funds.

     An IRS audit could  result in  adjustments  to our  allocations  of income, gain, loss and deduction causing additional tax liability to our Members.

     The IRS may audit our income tax returns and may challenge  positions taken for tax purposes and allocations of income, gain, loss and deduction to Members.
If the IRS were  successful  in  challenging  our  allocations  in a manner that reduces  loss or  increases  income  allocable  to  Members,  Members  may  have additional tax  liabilities.  In addition,  such an audit could lead to separate audits of Members' tax returns,  especially if adjustments  are required,  which could result in adjustments  on Members' tax returns.  Any of these events could result in additional tax liabilities, penalties and interest to Members, and the cost of filing amended tax returns.

Item 2.           Properties.

     We have  purchased  the Facility  site located near Council  Bluffs,  Iowa, which consists of three parcels totaling 200 acres.  This property is encumbered under the Mortgage  Agreement with Lenders.  We lease a building on the Facility site to an unrelated third party, and lease 55.202 acres on the south end of the property to an unrelated third party for farming.

     In December  2008,  we entered  into a lease  agreement  with Bunge for the lease of property in Council Bluffs,  Iowa. The property  contains a storage bin that we expect to use for storing grain to be used at the Facility.  The initial term of the lease is one year and it may be  extended  for  additional  one-year terms upon mutual agreement.

Item 3.           Legal Proceedings.

     There are no items to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     PART II

Item 5. Market for  Registrant's  Common  Equity,  Related Member  Matters,  and
        Issuer Purchases of Equity Securities.

     In March 2008,  we amended the terms of the Credit  Agreement  and obtained the Bridge Loan for a maximum  principal amount of $36,000,000.  The Bridge Loan is secured by two letters of credit,  as  described  below.  As of November  30,
2008,  we  have  drawn   $34,900,000  under  the  Bridge  Loan  for  payment  of
construction in progress, and interest on the Bridge Loan.

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
Agreements") in connection with their respective issuances of the LCs. Under the
Unit  Issuance  Agreements,  we  agreed  to pay Bunge and ICM each a fee for the issuances  of their  respective  LCs equal to 6% per annum of the  undrawn  face amount of their  respective LCs. As of September 2008, we have accrued  expenses of approximately $300,000 and $950,000 to ICM and Bunge, respectively.  The Unit
Issuance  Agreements  provide  that we will use our best  efforts to raise funds
through  a  subsequent   private  placement  offering  of  Units  (the  "Private
Placement"),  or such  other  form of equity or debt  financing  as our Board of
Directors may deem necessary, in an amount sufficient to pay off the Bridge Loan in full  prior to  maturity.  However,  the recent  tightening  of credit in the market has significantly  reduced the availability of investors that are willing to invest in new ethanol  production.  The recent bankruptcy  filings of several ethanol  plants  have  resulted  in  an  opportunity  to  purchase  plants  at a significantly  reduced market price. In the event that the LCs are drawn upon as discussed  above or if Bunge or ICM make any  payment to the Bridge  Lender that reduces  amounts  owed by us  under  the  Bridge  Loan  (each,  a  "Bridge  Loan
Payment"),  the  Unit  Issuance  Agreements  provide  that we  will  immediately reimburse  Bunge and/or ICM, as  applicable,  for the amount of such Bridge Loan
Payment by issuing Units to Bunge and ICM, as further described below.

     Under the Series C Agreement,  if ICM makes a Bridge Loan Payment,  we will immediately  issue  Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest  purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire)  such Unit after the date of the Series C Agreement  but prior to the date of any Bridge Loan Payment made by ICM. The Series C Agreement further  provides that ICM will have the right to purchase its pro rata share of any Units issued by us at any time after the date of the Series C Agreement.

     Under the Series E Agreement, if Bunge makes a Bridge Loan Payment, we will immediately issue Series E Units to Bunge based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest  purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire)  such Unit after the date of the Series E Agreement  but prior to the  date of any  Bridge  Loan  Payment  made by  Bunge.  The  Series E
Agreement  further  provides  that Bunge will have the right to purchase its pro rata share of any Units  issued by us at any time after the date of the Series E
Agreement.

     As of September  30, 2008,  the Company had (i) 8,805 Series A Units issued and  outstanding  held by 774  persons,  (ii)  3,334  Series B Units  issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM. The Company does not have any  established  trading  market for its
Units, nor is one contemplated. To date, the Company has made no distribution to
its  Members,   and  it  cannot  be  certain  when  it  will  be  able  to  make distributions.  Further,  our ability to make  distributions  will be restricted under the terms of the Credit Agreement.

     If the LCs are drawn upon to repay the Bridge Loan,  we will be required to immediately issue Series C Units to ICM and Series E Units to Bunge based on the amounts of the LCs paid by Bunge and ICM.  The Unit  issuance  price will be the lesser of $3,000 or  one-half  (1/2) of the  lowest  purchase  price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or  document  to  acquire)  such Unit after the date of the Series C or Series E
Agreements but prior to the date of any Bridge Loan Payment made by Bunge.

Item 6. Selected Financial Data.

        Not applicable.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        of Operation.

Forward Looking Statements

     This report on Form 10-K by Southwest Iowa Renewable  Energy,  LLC contains forward-looking  statements that involve future events,  our future  performance and our expected future  operations and actions.  In some cases you can identify forward-looking  statements  by the  use  of  words  such  as  "may,"  "should,"
"anticipate,"   "believe,"   "expect,"  "plan,"  "future,"   "intend,"  "could,"
"estimate," "predict," "hope," "potential," "continue," or the negative of these terms or other similar expressions.  These  forward-looking  statements are only our predictions and involve numerous assumptions,  risks and uncertainties.  Our actual  results or  actions  may differ  materially  from these  forward-looking statements for many reasons, including the following factors:

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

Overview, Status and Recent Developments

     We are a development  stage Iowa limited liability company which was formed on March 28, 2005 to develop,  construct,  own and operate the  Facility.  Based upon engineering specifications from ICM, our primary constructor, we expect the
Facility to process approximately 39.3 million bushels of corn per year into 110 million gallons of

denatured fuel grade ethanol,  300,000 tons of DDGS and 50,000 tons of WDGS. The fuel grade  ethanol  will be sold in markets  throughout  the United  States and
Distillers   Grains   sold  in  markets   throughout   the  United   States  and
internationally.  To execute our business  plan, we raised  capital  through two offerings--an  initial seed round in the fourth  quarter of 2005 and a secondary round  in the  first  quarter  of  2006.  With the  proceeds  of our two  equity offerings,  we began construction of our Facility in February of 2007. We expect to become operational the second quarter of fiscal 2009.

     On May 2, 2007, we entered into a $126,000,000  credit facility pursuant to the Credit Agreement with AgStar Financial  Services,  PCA ("AgStar"),  as agent for the Lenders.  Effective  March 7, 2008,  we amended the terms of our primary lending agreements,  obtained the Bridge Loan in the maximum principal amount of
$36,000,000 from the Bridge Lender and entered into arrangements with the Bridge
Lender and our key equity holders and  operational  partners,  ICM and Bunge. On
March 7, 2008, we made the following arrangements:

     •  We  obtained  the  Bridge  Loan  in  the  maximum  principal  amount  of
     $36,000,000, which is secured by two letters of credit, as described below.
     As of  November  30th  2008,  we have  drawn  $34,900,000  for  payment  of construction in progress and interest on the Bridge Loan.

     • Bunge  caused  its bank to issue  the Bunge LC, a letter of credit in the amount equal to 76% of the maximum  principal amount of the Bridge Loan, in favor of the Bridge  Lender,  and ICM caused its lender to similarly  issue the ICM LC, a letter of credit in the  amount  equal to 24% of the  maximum principal  amount of the Bridge Loan, in favor of the Bridge  Lender.  Both
     LCs expire on March 16, 2009,  and the Bridge Lender will only draw against the LCs to the extent  that we default  under the Bridge Loan or if we have not  repaid  the  Bridge  Loan in full by March 1,  2009.  In the event the
     Bridge  Lender  draws  against  the  LCs,  the  amounts  drawn  will  be in proportion to Bunge's and ICM's respective ownership of the Company's Units which  are not  Series  A--76%  and  24%,  respectively.  As we  repay  the principal of the Bridge Loan, the LCs' stated amounts will automatically be reduced in the same proportion.

     • We entered into the Unit Issuance  Agreements  in  connection  with their respective  issuances of the LCs.  Under the Unit Issuance  Agreements,  we
     agreed  to pay  Bunge  and  ICM  each a fee  for  the  issuances  of  their respective  LCs equal to 6% per annum of the  undrawn  face amount of their respective LCs. The Unit Issuance  Agreements  provide that we will use our best efforts to raise funds  through the Private  Placement,  or such other form of  equity  or debt  financing  as our  Board  of  Directors  may deem necessary, in an amount sufficient to pay off the Bridge Loan in full prior to maturity.  Although we anticipate  that funds  obtained from the Private
     Placement or such other equity or debt  financing will enable us to pay off the Bridge  Loan in full prior to  maturity,  in the event that the LCs are drawn  upon as  discussed  above or if Bunge  or ICM make any  Bridge  Loan
     Payment,  the Unit  Issuance  Agreements  provide that we will  immediately reimburse  Bunge and/or ICM, as  applicable,  for the amount of such Bridge
     Loan Payment by issuing Units to Bunge and ICM, as further described below.

     • Under the Series C Agreement, if ICM makes a Bridge Loan Payment, we will immediately  issue Series C Units to ICM based on a Unit price that is equal to the  lesser  of $3,000 or one half  (1/2) of the  lowest  purchase price paid by any party for a Unit who  acquired  (or who has entered  into any agreement,  instrument or document to acquire) such Unit after the date of the Series C Agreement  but prior to the date of any Bridge Loan Payment made by ICM. The Series C Agreement further provides that ICM will have the right to purchase  its pro rata share of any Units issued by us at any time after the date of the Series C Agreement.

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

     We have retained an  investment  banking firm to assist us in obtaining the additional  institutional equity to replace the Bridge Loan. However, the Bridge
Loan is due March 1, 2009, and we may be unable to find a source of financing to retire the Bridge Loan at that time.  The Board may also  determine to make an offering to existing  Members and other  investors to compliment  the additional institutional equity, if any.

Construction Status

     We have entered into  contracts  with various  contractors to construct the
Facility, though our primary contractors are ICM, T&S and HGM. With the proceeds of our two equity offerings,  we began  construction of our Facility in February of 2007 with grading and GeoPier  installation.  TT&S began work on the grain and
DDGS silos in  February of 2007,  with the silos  poured the end of July and the
DDG building set and sided in October, 2008. As of December, 2008, the status of the various components of the Facility was as follows:

•    Construction  workers are beginning to complete  their jobs and  demobilize from our site.
•    Grain  handling:  The  handling  system is complete  and we have brought in
     960,000 bushels of corn.
•    Storage tanks: Hydro testing is completed.
•    Process building: The roof work is completed and electrical/instrumentation terminations are ongoing.
•    North and  South  Rail  line:  The rail  tracks  are  complete  and we have received our locomotive and railcars.
•    Water: The reverse osmosis system is complete.
•    Steam Pipeline: The construction of the steam line is complete.
•    Back-up  boilers:  Our revised air permit was issued mid-December  allowing us to complete  construction  of our permanent  backup boiler system.  This back-up  system is expected to be  operational by Feb 1st and will have the capacity to supply 100% of our plant's  steam needs in the event of a MidAm shutdown.
•    Energy  center  and wet cake  pads:  The  final  electrical/instrumentation terminations remain ongoing.
•    Distillers  Grains:  The  conveyor  work is complete  inside of the storage building  and  conveyors  between the  storage and energy  center are being installed.
•    Cooling Towers: Complete.
•    Natural  gas:  The  pipeline  that  connects  our  facility to the Northern
     Natural Gas pipeline has been completed.
•    Scale/Probe  buildings:  The scale building complete and the probe building is operational.
•    Site paving: Nearly complete.

Results of Operations

     During  Fiscal  Year  2008,  we  incurred  a  net  loss  of   approximately
($3,718,000).  We  have  incurred  an  accumulated  net  loss  of  approximately
($3,417,000) for the period March 28, 2005 (date of inception) through September
30, 2008.  These losses were  incurred for general and  administrative  expenses relating to organization  and development as we continue to construct our plant.
Net income  resulted from interest  income on the equity  financing  before full construction of the plant was underway.

Liquidity and Capital Resources

     We  intend  to  rely  on our  current  equity  and  available  debt to fund completion of the project,  cover start-up costs and purchase inventory prior to our  operational  date. We will seek to issue equity to replace the Bridge Loan, as described above.  However, if we are not successful in raising equity or debt from  third  parties  to  replace  the  Bridge  Loan,  it will be  converted  to additional  Series C and Series E Units.  Under the terms of the amended  Credit
Agreement,  as of  September  30, 2008 we have drawn  approximately  $64,162,000 under the Credit  Agreement  and have also drawn  approximately  $34,762,000  of principal and interest  under the Bridge Loan. As we complete  construction,  we will also be able to  access  our  revolving  line of  credit  under our  Credit
Agreement.  We anticipate  that our working capital will be tight because of the
amendment  to  our  Credit   Facility  on  December   19,  2008  and   immediate
implementation of a 75% borrowing base on accounts receivable and inventory that could significantly  reduce our cash flow. Once operational,  we anticipate that cash  flow  from  operations  will  allow  us to  operate  at a  breakeven  or a profitable  basis and will provide the necessary cash to make our principal debt and  interest  payments.  However,  our  business  has been  subject  to extreme volatility in recent months and market trends and  governmental  regulations and support  for our  industry  could have a  significant  impact on our  ability to remain  profitable  and provide  enough cash flow to make our debt and  interest payments.

     We executed a second  amendment  to our Credit  Agreement  on December  19,
2008, that granted us early access to our seasonal revolving Line of Credit. The amendment  grants  access to the funds prior to the plant being  operational.  A borrowing  base  limitation  is  included  in  the  agreement  that  limits  the availability  of funds to the lesser of  $15,000,000  or 75 percent of  eligible accounts  receivable and eligible  inventory.  We can use this line of credit to hedge corn,  natural gas and ethanol futures.  The volatility in the commodities markets  this  year  have  resulted  in  wide  swings  in  margins  for  ethanol production.  We feel that this volatility  will continue  through 2009 and could possibly limit the working capital needed to have an effective hedging strategy.

     Our operations are highly dependent on commodity prices,  especially prices for corn,  ethanol,  distillers  grains and  natural  gas.  As a result of price
volatility  for  these   commodities,   our  operating   results  may  fluctuate
substantially.  The price and  availability  of corn are subject to  significant fluctuations  depending upon a number of factors that affect commodity prices in general, including crop conditions,  weather,  governmental programs and foreign purchases.  We may  experience  increasing  costs for corn and  natural  gas and decreasing  prices for ethanol and distillers  grains which could  significantly impact  our  operating  results.  Because  the  market  price of  ethanol is not directly  related to corn prices,  ethanol  producers  are generally not able to compensate  for increases in the cost of corn feedstock  through  adjustments in prices charged for ethanol.  Based on recent forward prices of corn and ethanol, it is possible  that in the future we may be  operating  the  Facility at low to negative  operating  margins.  Increases  in corn prices or decreases in ethanol prices may result in it being unprofitable to operate our Facility.

     The  price of corn has been very  volatile  during  2008.  Since the end of fiscal 2007, the Chicago  Mercantile  Exchange ("CME") near-month corn price had risen to above $7.00 per bushel.  The CME  near-month  corn price for March 2009 was $3.97 per bushel.  We believe the increase in corn prices was  primarily due to export demand,  speculation,  ethanol demand and current production concerns.
Higher corn prices will negatively affect our costs of production.  However,  we also believe that higher corn prices may, depending on the prices of alternative crops,  encourage  farmers to plant  more acres of corn in the coming  years and possibly divert land in the Conservation Reserve Program to corn production.  We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.  The United States  Department of Agriculture
("USDA") is projecting a higher  carryout for corn this year due to smaller than
expected   usage  for  ethanol  and  exports.   The  USDA  has   projected   the
season-average farm price of corn at $3.65 to $4.35 per bushel for 2008. We feel that there will  continue to be  volatility  in the corn  market.  With the USDA projecting a 300 million bushel  reduction of corn usage for ethanol  production in December 2008 and a reduction of corn exports,  corn prices could continue to decline.

     Historically,  ethanol  prices have tended to track the wholesale  price of gasoline. Ethanol prices can vary from state to state at any given time. For the past  two  years,  the  average  U.S.  ethanol  price,  based  on the Oil  Price
Information Service ("Opis") Spot Ethanol Assessment,  was $2.27 per gallon. For the same  time  period,  the  average  U.S.  gasoline  price,  based on New York
Mercantile  Exchange  ("NYMEX")  reformulated  blendstock  for  oxygen  blending
("RBOB")  contracts was $2.04 per gallon.  During the first six months of fiscal
2008,  the average U.S.  ethanol  price was $2.37 per gallon.  For the same time period,  U.S.  gasoline prices have averaged $2.66 per gallon,  or approximately
$0.29 per gallon above ethanol prices.  We believe this is due to constraints in the ethanol  blending and  distribution  infrastructure  that has resulted  from significant  increases in ethanol  supply in recent years.  In December 2008, JP
Morgan  cut its 2009  price  target  for oil to $43 a barrel  from  $69,  citing
"deterioration  in  the  world  economic   environment  and  the  ensuing  sharp
contraction  in global oil demand in both 2008 and 2009.  Once  operational,  we feel that with an average netback for ethanol of $1.50 per gallon and an average of $3.60 per bushel of corn we will  generate free cash flow that will cover our interest and principal debt  payments.  If corn were to average $4.40 per bushel we would need to generate  an average  netback of $1.75 per gallon to be able to service our interest and  principal  payments.  Netback is the sales price minus all freight charges, storage charges or marketing fees.

     Federal policy has a significant  impact on ethanol market demand.  Ethanol blenders  benefit from  incentives that encourage usage and a tariff on imported ethanol supports the domestic industry. Additionally, the RFS mandates increased level of usage of both corn-based and cellulosic ethanol.  The RFS policies were challenged in a proceeding at the EPA by the State of Texas.  The State of Texas
sought a waiver of 50% of the RFS mandate because of the economic impact of high corn prices.  The EPA denied this  request in early  August,  2008.  Any adverse ruling in the  future on any other RFS  waiver  request  could  have an  adverse impact on short-term ethanol prices.

     We  believe  the  ethanol  industry  will  continue  to expand due to these federal mandates and policies. However, we expect the rate of industry expansion to slow  significantly  because of the amount of ethanol

production  added  during the past two years or to be added by plants  currently under construction.  This additional supply,  coupled with significantly  higher
corn  costs  and  relatively  low  ethanol  prices,   has  resulted  in  reduced
availability of capital for ethanol plant construction or expansion.

        We believe  that any  reversal in federal  policy  could have a profound impact on the  ethanol  industry.  In recent  months,  a  political  debate  has
developed   related  to  the  alleged  adverse  impact  that  increased  ethanol
production  has  had  on  food  prices.  The  high-profile   debate  focuses  on
conflicting economic theories explaining increased commodity prices and consumer costs.  Political candidates and elected officials have responded with proposals to reduce,  limit or eliminate the RFS mandate,  blender's  credit and tariff on imported ethanol. While at present no policy change appears imminent, we believe that the debates have created  uncertainty and increased the ethanol  industry's exposure to political risk.

        We expect federal policy changes to have a significant impact on ethanol market demand. Additionally,  we expect a significant increase in supply because of the amount of  ethanol  production  added  during the past two years or to be added by plants currently under  construction.  This additional supply,  coupled with  significantly  higher corn costs and  relatively low ethanol  prices,  has resulted in reduced  availability  of capital for ethanol plant  construction or expansion.

        Cash (used in) / provided by  operations  for Fiscal  Year 2008,  Fiscal
Year 2007,  and from March 28, 2005 (date of  inception)  through  September 30,
2008, was ($2,436,118),  $768,320 and ($2,118,600),  respectively. Cash has been used primarily for pre-operational and administrative  expenses. For Fiscal Year
2008,  Fiscal  Year 2007,  and from March 28, 2005 (date of  inception)  through
September 30, 2008, net cash (used in) investing  activities was  ($88,922,249),
($68,094,996)  and  ($162,641,675)   respectively,   primarily  related  to  the
construction of our plant.

     For Fiscal Year 2008,  Fiscal  Year 2007,  and from March 28, 2005 (date of inception)  through September 30, 2008, cash provided from financing  activities was  $96,172,821,  $68,248,873  and  $171,317,669,  respectively.  This cash was generated through our equity financing of approximately $75,654,000,  the Bridge
Loan of $34,100,000, and $64,162,000 from our construction loan.

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

Source of Funds                                                                   Amount            Percent of Total
     Equity:
         Member Equity (Seed Capital Offerings)                               $      1,650,000            0.74%
         Member Equity (Secondary Offering)                                   $     74,004,000           32.94%
     Other:
         Interest, Grant and Other Income                                     $      3,881,400            1.72%
     Total Equity and Other                                                   $     79,535,400           35.40%
     Debt:
         Credit Facility                                                      $    111,000,000           49.40%
         Bridge Loan                                                          $     34,100,000           15.20%
     Total Debt                                                               $    145,100,000           64.60%
----------------------------------------------------------------------------------------------------------------------
Total                                                                         $    224,635,000             100%

     Other Income

     In addition to our equity  financing,  the Credit  Agreement and the Bridge
Loan, we have earned approximately $3,385,000 of interest income, and rental and grant income of approximately $384,000, through September 30, 2008.

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
(the "Revolving Line of Credit").  The Revolver provides for a variable interest rate of LIBOR plus 3.45%. Finally, the Credit Facility provides for a loan up to
$1,000,000 on a revolving basis (the "Swingline  Revolver").  Under the terms of the First Amendment to the Credit  Agreement,  the Company's  lenders waived any and all covenant violations or events of default as of March 7, 2008 arising out of or related to increased project costs.

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

Estimated Uses of Funds                                                           Amount            Percent of Total
Plant Construction                                                            $    118,325,000              52.7%
Other Construction                                                            $     66,487,000              29.6%
Land and Site Development                                                     $     10,779,000               4.8%
Site Utilities, Fire Protection and Water Supply                              $      3,893,000               1.7%

Rolling Stock                                                                 $      2,000,000               0.9%
Administration Building, Computer Systems and Furnishings                     $      1,040,000               0.5%
Rail line                                                                     $     13,030,000               5.8%
Construction Insurance                                                        $        443,000               0.2%
Equity and Debt Financing Expenses+                                           $      1,414,000               0.6%
Organizational                                                                $      5,424,000               2.4%
Start-Up                                                                      $      1,800,000               0.8%

----------------------------------------------------------------------------------------------------------------------
Total                                                                         $    224,635,000               100%

+    Does not  include  additional  expenses  we may  incur to raise  additional equity as discussed elsewhere in this report.

The ICM Contract  provides for a fixed fee of  $118,000,000 to build the primary portions of our Facility. In 2008, we executed seven change orders under the ICM
Contract  in the  amount of  $29,247,000.  These  change  orders  were for items outside of the scope of the ICM  Contract and  therefore  were time and material based items  instead of fixed price.  Through  November  2008,  we have paid ICM
$120,453,000  for  construction   services  under  the  ICM  Contract,   leaving
$26,794,000 of future  commitment,  which we expect to pay in 2008 and 2009. The
TT&S Contract  provides for a fee,  subject to change  orders,  of  approximately
$9,661,000  to design and  construct  a 1,000,000  bushel  grain  receiving  and storage facility and Distillers Grain storage facility, which work is completed.
Through November 2008, we have paid TT&S $9,641,000, leaving a balance of $20,000 in  future  commitments.  Additionally,  we have  agreed to pay  $6,371,000  for excavation services.

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

     In September 2006, the FASB issued Statement No.157, Fair Value Measurement
("FAS 157"). While this statement does not require new fair value  measurements, it provides  guidance on applying fair value and expands  required  disclosures.
FAS 157 is effective  for the Company  beginning in the first  quarter of fiscal
2009.  The  Company is  currently  assessing  the impact FAS 157 may have on the
Company's financial statements.

     In February 2007, the FASB issued statement  No.159,  The Fair Value Option for Financial  Assets and Financial  Liabilities  ("FAS 159").  This  statement, which is expected to expand fair value  measurement,  permits entities to choose to measure many  financial  instruments  and certain  other items at fair value.  FAS 159 is  effective  for the  Company  beginning  in the first  fiscal quarter of 2009. We are  currently  assessing the impact FAS 159 may have on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Southwest Iowa Renewable Energy, LLC (A development stage company)

We have audited the  accompanying  balance  sheets of Southwest  Iowa  Renewable
Energy, LLC (a development stage company) as of September 30, 2008 and 2007, and the related statements of operations,  members' equity, and cash flows for years ended  September  30,  2008 and 2007 and the period from March 28, 2005 (date of
inception)  to  September  30,  2008.   These   financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all  material  respects,  the  financial  position of Southwest  Iowa  Renewable
Energy, LLC as of September 30, 2008 and 2007, and the results of its operations and its cash flows for years  ended  September  30, 2008 and 2007 and the period from March 28, 2005 (date of  inception)  to September  30, 2008,  in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Des Moines, Iowa
December 29, 2008

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Balance Sheets
September 30, 2008 and 2007
-------------------------------------------------------------------------------------------------------------------

                                                                           2008                         2007
                                                                   -----------------------------------------------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                     $        6,557,394          $         1,742,940
     Restricted cash                                                        3,289,949                           --
     Prepaid expenses and other                                                43,261                      124,952
                                                                   -------------------        ---------------------
         Total current assets                                               9,890,604                    1,867,892
                                                                   -------------------        ---------------------

PROPERTY AND EQUIPMENT
     Land                                                                   2,064,090                    2,064,090
     Construction in progress                                             172,745,278                   59,504,547
     Office and other equipment                                               389,823                       79,090
                                                                   -------------------        ---------------------
                                                                          175,199,191                   61,647,727
     Accumulated depreciation                                                (37,249)                      (7,233)
                                                                   -------------------        ---------------------
                                                                          175,161,942                   61,640,494
                                                                   -------------------        ---------------------

OTHER ASSETS
     Financing costs, net of amortization 2008;
        $497,672 and 2007; none                                             3,088,821                    2,800,846
     Cash held for plant construction                                              --                   15,638,542
                                                                   -------------------        ---------------------
                                                                            3,088,821                   18,439,388
                                                                   -------------------        ---------------------
                                                                   $      188,141,367          $        81,947,774
                                                                   ===================        === =================
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
     Accounts  payable                                             $        6,260,253                    1,315,278
     Retainage Payable                                                      7,158,896                    2,342,222
     Accrued expenses                                                       1,672,950                       43,730
     Current maturities of long-term debt                                  35,198,440                    1,303,250
                                                                   -------------------        ---------------------
         Total current liabilities                                         50,290,539                    5,004,480
                                                                   -------------------        ---------------------

LONG-TERM DEBT, less current maturities                                    63,893,467                      168,333
Other                                                                         900,000                           --
                                                                   -------------------        ---------------------

                                                                           64,793,467                      168,333
                                                                   ===================        =====================
COMMITMENTS

MEMBERS' EQUITY
     Members' capital                                                      76,474,111                   76,474,111
     Earnings (deficit) accumulated during the development stage          (3,416,750)                      300,850
                                                                   -------------------        ---------------------
                                                                           73,057,361                   76,774,961
                                                                   -------------------        ---------------------

                                                                   $      188,141,367          $        81,947,774
                                                                   ===================        =====================

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Statements of Operations
---------------------------------------------------------------------------------------------------------------------

                                                                                                     March 28, 2005
                                                                                                        (Date of
                                                       Year Ended               Year Ended           Inception) to
                                                      September 30,           September 30,          September 30,
                                                          2008                     2007                   2008
                                                  -------------------------------------------------------------------

Revenues                                          $              ---        $            ---      $              ---
                                                  -------------------       -----------------     -------------------

General and administrative expenses                        4,008,188               2,222,327               7,151,298
                                                  -------------------       -----------------     -------------------
     (Loss) before other income                          (4,008,188)             (2,222,327)             (7,151,298)
                                                  -------------------       -----------------     -------------------

Other income and (expense):
     Grant                                                   136,513                 114,235                 305,994
     Interest income                                         136,850               3,187,653               3,384,892
     Miscellaneous income                                     17,225                  37,238                  77,746
     Loss on disposal of property                                ---                (34,084)                (34,084)
                                                  -------------------       -----------------     -------------------
                                                             290,588               3,305,042               3,734,548
                                                  -------------------       -----------------     -------------------

         Net income (loss)                        $      (3,717,600)        $      1,082,715      $      (3,416,750)
                                                  ===================       =================     ===================

Weighted average units outstanding                            13,139                  11,999                   7,323
                                                  ===================       =================     ===================

Net income (loss) per unit - basic and diluted             ($282.94)                  $90.23               ($466.58)
                                                  ===================       =================     ===================

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Statements of Members' Equity
-----------------------------------------------------------------------------------------------------------------------
                                                                                    Earnings
                                                                                    (Deficit)
                                                                                   Accumulated
                                                                                   During the
                                                                                   Development
                                                          Members' Capital            Stage                 Total
                                                          -------------------------------------------------------------

Balance, March 28, 2005 (date of inception)               $            ---       $           ---                   ---                                                                                          $
     Issuance of 285 Series A membership units                     570,000                   ---               570,000
     Subscription receivable for 257 Series A
     membership units                                            (514,000)                   ---             (514,000)
     Net (loss)                                                        ---              (29,634)              (29,634)
                                                          -----------------      ----------------      ----------------

Balance, September 30, 2005                                         56,000              (29,634)                26,366
     Receipt of membership units subscribed                        514,000                   ---               514,000
     Issuance of 1,047 Series A membership units                 5,202,000                   ---             5,202,000
     Issuance of 1 Series B membership unit                          6,000                   ---                 6,000
     Net (loss)                                                                        (752,231)             (752,231)
                                                          -----------------      ----------------      ----------------

Balance, September 30, 2006                                      5,778,000             (781,865)             4,996,135
     Issuance of 7,473 Series A membership units                44,838,000                   ---            44,838,000
     Issuance of 3,333 Series B membership units                19,998,000                   ---            19,998,000
     Issuance of 1,000 Series C membership units                 6,000,000                   ---             6,000,000
     Offering costs                                              (139,889)                   ---             (139,889)
     Net income                                                        ---             1,082,715             1,082,715
                                                          -----------------      ----------------      ----------------

Balance, September 30, 2007                                     76,474,111               300,850            76,774,961
     Net (loss)                                                        ---           (3,717,600)           (3,717,600)
                                                          -----------------      ----------------      ----------------

Balance, September 30, 2008                               $     76,474,111       $   (3,416,750)            73,057,361                                                                                          $
                                                          =================      ================      ================

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Statements of Cash Flows
---------------------------------------------------------------------------------------------------------------------
                                                                                                         March 28,
                                                                                                        2005 (Date
                                                                                                            of
                                                            Year Ended            Year Ended            Inception)
                                                             September             September           to September
                                                             30, 2008              30, 2007              30, 2008
                                                        -- -------------- --- -- -------------- --- -- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $    (3,717,600)      $      1,082,715      $    (3,416,750)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
     Depreciation                                                 30,016                 7,071                37,249
     Loss on disposal of property                                    ---                34,084                34,084
Changes in working capital components:
     (Increase) decrease in prepaid expenses and other            81,691             (104,575)              (43,261)
     Increase in other non-current liabilities                   900,000                   ---               900,000
     Increase (decrease) in accounts payable                     105,515             (188,669)               162,088
     Increase (decrease) in accrued expenses                     164,260              (62,306)               207,990
                                                        -----------------     -----------------     -----------------
Net cash provided by (used in) operating activities          (2,436,118)               768,320           (2,118,600)
                                                        -----------------     -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                    (101,270,842)          (53,871,995)         (160,767,267)
     (Increase) decrease in cash-held for plant
     construction                                             15,638,542          (15,638,542)                   ---
Increase in restricted cash                                  (3,289,949)                   ---           (3,289,949)
Proceeds from sale of property and equipment                         ---             1,415,541             1,415,541
                                                        -----------------     -----------------     -----------------
         Net cash (used in) investing activities           (88,922,249)           (68,094,996)         (162,641,675)
                                                        -----------------     -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of membership units                      ---            69,876,000            75,654,000
     Payments for financing costs                              (785,647)           (1,815,460)           (2,626,493)
     Payments for offering costs                                     ---                   ---             (139,889)
     Proceeds from long-term borrowings                       64,161,718               200,000            65,644,968
     Proceeds from bridge loan                                34,100,000                   ---            34,100,000
     Payments on long-term borrowings                        (1,303,250)              (11,667)           (1,314,917)
                                                        -----------------     -----------------     -----------------
         Net cash provided by financing activities            96,172,821            68,248,873           171,317,669
                                                        -----------------     -----------------     -----------------
         Net increase (decrease) in cash and cash              4,814,454               922,197             6,557,394
         equivalents

CASH AND CASH EQUIVALENTS
     Beginning                                                 1,742,940               820,743                   ---
                                                        -----------------     -----------------     -----------------
     Ending                                             $      6,557,394      $      1,742,940      $      6,557,394
                                                        =================     =================     =================

SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
     Construction in progress included in accounts
       payable                                          $     13,257,061      $      3,600,927      $     13,257,061
     Membership units issued for financing costs                     ---               960,000               960,000
     Interest capitalized and included in long-term
       debt and accruals                                       2,624,488                   ---             2,624,488

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies

Principal  business   activity:   Southwest  Iowa  Renewable  Energy,  LLC  (the
"Company"),  located in Council  Bluffs,  Iowa, was formed in March 2005 to pool investors to build a 110 million gallon annual  production  dry mill  corn-based ethanol plant. As of September 30, 2008, the Company is in the development stage
with  its  efforts  being  principally   devoted  to   organizational   matters,
equity-raising activities and construction of the ethanol plant.

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

   Concentration  of credit risk:  The Company's cash balances are maintained in bank deposit accounts which at times may exceed federally insured limits. The
   Company has not experienced any losses in such accounts.

   Risks and uncertainties:  The current U.S. recession with its massive layoffs has reduced the nation's demand for energy.  The recent  bankruptcy filing of one  of the  industry's  major  producers  has  resulted  in  great  economic uncertainty about the viability of ethanol.  The ethanol boom of recent years spurred  overcapacity  in the industry and capacity  is currently nearing the
   Renewable Fuels  Standard  ("RFS")  mandates.  The  average  national ethanol spot market  price  has  plunged  over 30% since May 2008.  The drop in crude oil prices from a  record $150 a  barrel to its recent price of less than $40 a barrel has  resulted in the price  of reformulated  gasoline blendstock for
   oxygen  blending  ("RBOB")  dropping   below  $1 per gallon in December 2008.
   With ethanol spot prices exceeding  RBOB  prices the economic  incentives for blenders to continue using  ethanol has  become less advantageous. This could result in a significant reduction in the demand for ethanol.

   As such,  the Company  may need to evaluate  whether  crush  margins  will be sufficient  to operate the plant and  generate  enough debt  service.  In the event crust  margins  become  negative  for an extended  period of time,  the
   Company may be required to reduce capacity or shut down the plant.

   Cash and cash  equivalents:  The  Company  considers  all highly  liquid debt instruments  purchased with a maturity of three months or less when purchased to be cash equivalents.

   Restricted cash: Restricted cash includes minimum balance required per AgStar
   Financial  Services,  PCA credit  agreement  contingent  project cost reserve through March 2009.

   Financing  costs:  Financing  costs  associated  with  the  construction  and revolving  loans  discussed  in  Note 3 are  recorded  at  cost  and  include expenditures  directly related to securing debt financing.  The Company began amortizing these costs using the effective  interest method over the terms of
   the  agreements  in  March,  2008.  The  interest  expense   amortization  is
   capitalized during the development stage as construction in progress.

   Property  and   equipment:   Property  and   equipment  is  stated  at  cost.
   Construction in progress is comprised of costs related to the construction of the ethanol plant,  depreciation of such amounts will commence when the plant begins  operations over estimated useful lives ranging from 5 to 40 years. As of  September  30,  2008,  approximately  $4,279,000  of  interest  has  been capitalized. Depreciation is computed using the straight-line method over the following estimated useful lives:

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies (Continued)

                                                                Years
                                                          ------------------

       Office and other equipment                               3 - 7

   Maintenance  and repairs are expenses as  incurred;  major  improvements  and betterments are capitalized.

   Income  taxes:  The Company has  elected to be treated as a  partnership  for federal and state  income tax purposes  and  generally  does not incur income taxes.  Instead, the Company's earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

   Net income  (loss) per unit:  Earnings  (loss) per unit have been computed on the basis of the weighted  average  number of units  outstanding  during each period presented.

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
   The carrying  amount of long-term  debt  approximates  fair value because the interest rates fluctuate with market rates.

New accounting pronouncements:

In September  2006, the Financial  Accounting  Standards  Board ("FASB")  issued
Statement No.157,  Fair Value Measurement ("FAS 157"). While this statement does not require new fair value  measurements,  it provides guidance on applying fair value and expands  required  disclosures.  FAS 157 is effective  for the Company beginning  in the first  quarter  of  fiscal  2009.  The  Company  is  currently assessing the impact FAS 157 may have on the Company's financial statements.

In February  2007, the Financial  Accounting  Standards  Board  ("FASB")  issued statement  No.159,  The Fair Value  Option for  Financial  Assets and  Financial
Liabilities ("FAS 159"). This statement,  which is expected to expand fair value measurement,  permits  entities to choose to measure many financial  instruments and  certain  other items at fair value.  FAS 159 is  effective  for the Company beginning in the first fiscal  quarter of 2009. We are  currently  assessing the impact FAS 159 may have on our financial statements.

In March  2008,  the FASB issued SFAS No.  161,  "Disclosures  about  Derivative
Instruments  and Hedging  Activities."  The new  standard is intended to improve financial  reporting  about  derivative  instruments  and hedging  activities by requiring  enhanced  disclosures to enable investors to better  understand their effects on an  entity's  financial  position,  financial  performance,  and cash flows.  It is effective  for  financial  statements  issued for fiscal years and interim  periods  beginning  after  November  15, 2008,  with early  application encouraged. We do not expect the adoption SFAS No. 161 to have a material impact on our financial statements.

Note 2. Members' Equity

The Company was formed on March 28, 2005 to have a perpetual  life with no limit on the number of authorized  units. The Company was initially  capitalized by 19 management  committee  members  who  contributed  an  aggregate  of  $570,000 in exchange for 285 Series A membership units. In December 2005, the Company issued an additional 360 Series A membership units in exchange for $1,080,000. In March
2006, the Company completed a private

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2. Members' Equity (Continued)

placement  offering  with one  membership  unit at $6,000  being at risk and the remaining  investment held in escrow until closing of the offering.  The Company approved  and  issued 687  Series A and 1 Series B at risk  membership  units at
$6,000 per unit for a total of  $4,128,000.  The offering was closed in November
2006 with the  issuance  of 7,313  Series A  membership  units,  3,333  Series B membership units and 1,000 Series C membership units for a total of $69,876,000.

In May 2007, 25 Series A membership units were issued to a development group for its  efforts in the  development  and  advancement  of the ethanol  project.  In addition, in May 2007, pursuant to terms of a management agreement, 135 Series A membership  units  were  issued to a  related  party,  as part of a  contractual success fee  arrangement  which  provided that upon actual  closing of specified financial  transactions,  the party would  receive a success fee for its efforts relating to securing  the  Company's  financing.  The success fee was to be paid one-half in cash and one-half in membership units.

At September 30, 2008 and 2007 outstanding membership units were:

------------------------------------------------------------------
Series A Units                                      8,805
Series B Units                                      3,334
Series C Units                                      1,000

The  Series A, B and C unit  holders  all vote on  certain  matters  with  equal rights.  The Member  holding Series B units has the right to elect the number of
Directors out of those seven  directorships  equal to the proportion of Series B units held as compared to the number of all  outstanding  units (this  provision presently entitles the Series B Member to elect two Directors), and the Series B
Member  retains  the right to always  elect at least one  Director.  The  Member holding  Series C units has the right to elect one  Director.  If Series E Units are issued as described  below, the Series E Member has the right to elect up to three of the seven Directors.  The Members holding Series A units have the right to elect the balance of the  Directors not elected by the Series B, Series C and
Series E Members (presently the Series A Members may elect four Directors).

Effective  March 7, 2008,  the  Company  entered  into a Series C Unit  Issuance
Agreement (the "Series C Agreement")  with ICM, Inc. ("ICM") and a Series E Unit
Issuance  Agreement  (the  "Series  E  Agreement",  together  with the  Series C
Agreement,  the "Unit  Issuance  Agreements")  with Bunge  North  America,  Inc.
("Bunge")  in  connection  with the LCs (see Note 3).  Under  the Unit  Issuance
Agreements,  the  Company  has  agreed  to pay  Bunge and ICM each a fee for the issuances  of their  respective  LCs equal to 6% per annum of the  undrawn  face amount of their  respective LCs. The Unit Issuance  Agreements  provide that the
Company is to use its best efforts to raise funds  through a subsequent  private placement  offering of Units (the  "Private  Placement"),  or such other form of equity or debt financing as the Company's Board of Directors may deem necessary, in an amount sufficient to pay off the Bridge Loan (see Note 3) in full prior to maturity. If ICM and Bunge do not extend the maturity of the LCs the LCs will be drawn upon as  discussed  below or if Bunge or ICM make any  payment to Commerce
Bank,  N.A. (the Bridge  Lender) that reduces  amounts owed by the Company under the Bridge Loan (each, a "Bridge Loan  Payment"),  the Unit Issuance  Agreements
provide  that the  Company  will  immediately  reimburse  Bunge  and/or  ICM, as applicable, for the amount of such Bridge Loan Payment by issuing Units to Bunge and ICM, as further described below. Any extension of the maturity of the LCs by
ICM or Bunge would require approval by the Company's lenders.

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

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 2. Members' Equity (Continued)

acquire)  such Unit  after the date of the Series C  Agreement  but prior to the date of any Bridge Loan  Payment  made by ICM.  The Series C  Agreement  further provides  that ICM has the right to  purchase  its  pro-rata  share of any Units issued by the Company at any time after the date of the Series C Agreement.

Under the Series E Agreement,  if Bunge makes a Bridge Loan Payment, the Company will  immediately  issue  Series E Units to Bunge  based on a Unit price that is equal to the  lesser of $3,000 or one half (1/2) of the  lowest  purchase  price paid  by any  party  for a Unit  who  acquired  (or  who has  entered  into  any agreement,  instrument  or document to acquire)  such Unit after the date of the
Series E  Agreement  but prior to the date of any Bridge  Loan  Payment  made by
Bunge.  The  Series E  Agreement  further  provides  that Bunge has the right to purchase its pro-rata share of any Units issued by the Company at any time after the date of the Series E Agreement.

Note 3. Construction and Revolving Loan/Credit Agreements

In May  2007 and  amended  as  noted  below,  the  Company  entered  into a loan commitment with a lender for $126,000,000  senior secured debt,  consisting of a
$111,000,000  construction loan and a $15,000,000  revolving line of credit. The
Credit  Facility  provides for a loan up to $1,000,000 on a revolving basis (the
"Swingline  Revolver").  Subsequent to year-end,  in December 2008 we executed a second  amendment  to our Credit  Agreement  that granted us early access to our seasonal  Revolving  Line of Credit.  The  amendment  grants access to the funds prior to the plant being operational. A borrowing base limitation is included in the agreement that limits the availability of funds to the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory. Letters of credit  pertaining to the construction may be drawn on the construction loan not to exceed  $5,000,000 in aggregate.  Borrowings  under the  construction  credit facility  agreement  include a variable  interest rate based on LIBOR plus 3.65%
for each advance  under the  agreement.  Upon  completion of  construction,  the construction  loan may be segmented  into two credit  facilities,  an amortizing term facility of $101,000,000 and a revolving term facility of $10,000,000. Upon conversion,  the Company has the option of converting  50% of the term note into fixed rate loans at the lender's bonds rate plus 3.25%.  The portion of the term loan not fixed and the term revolving line of credit will accrue  interest equal to LIBOR plus 3.45%.  LIBOR at September 30, 2008 was 2.49%. The credit facility and revolving credit agreement  require the maintenance of certain financial and nonfinancial  covenants.  Borrowings under this agreement are  collateralized by substantially  all of the  Company's  assets.  The  construction/revolving  term credit facility require monthly  principal  payments  starting the seventh month following  conversion of the  construction  loan to a term loan.  The conversion will  occur 60 days  after  completion  of the  construction.  The loan  will be amortized over 114 months and will mature five years after the conversion  date.
The revolving term credit  agreement  expires in five years after the conversion of the loan at which  time the  principal  outstanding  is due.  Borrowings  are subject  to  borrowing  base  restrictions  as  defined  in the  agreement.  The agreements also include certain prepayment  penalties.  As of September 30, 2008
the   outstanding   balance  under  the  Credit   Agreement  was   approximately
$64,162,000.  In addition to all other payments due under the Credit  Agreement, the Company also agreed to pay, beginning at the end of the third fiscal quarter after the  Conversion  Date, the amount equal to 65% of our Excess Cash Flow (as defined in the Credit  Agreement),  up to a total of  $4,000,000  per year,  and
$16,000,000 over the term of the Credit Agreement.

On March 7, 2008, the Company amended the terms of the Credit Agreement obtained a bridge  loan  from the  Bridge  Lender  in the  maximum  principal  amount  of
$36,000,000 (the "Bridge Loan").  The Bridge Loan debt is secured by two letters of credit, described below.

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

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 3. Construction and Revolving Loan/Credit Agreements (Continued)

Units which are not Series A--76% and 24%,  respectively.  As the Company repays the principal of the Bridge Loan, the LCs' stated amounts will  automatically be reduced  in  the  same  proportion.  As of  September  30,  2008,  there  was an outstanding  principal and interest balance of approximately  $34,762,000  under the Bridge Loan.

In connection  with the Bridge Loan, the Company  entered into the Unit Issuance
Agreements  with Bunge and ICM,  which govern the  Company's  repayment of Bunge and/or  ICM,  as the case may be, in the event the LCs are drawn  upon (see Note
2).

Note 4. Long-Term Debt and Subsequent Event

Long-term debt consists of the following as of September 30, 2008 and 2007:

                                                                              2008                      2007
                                                                      --------------------- --- ----------------------

Note payable to Pottawattamie  County, Iowa,  non-interest bearing, due 180 days after ethanol production begins or January 31, 2008,
whichever comes first, secured by land                                 $               ---       $          1,283,250

Bridge Loan  payable to Commerce  Bank,  N.A.,  bearing  interest at
LIBOR plus .80% (3.29% at September  30, 2008)  through  maturity on
March 1, 2009,  secured by two  letters  of credit as  described  in
Note 3.                                                                         34,761,857                        ---
                                                                      ---------------------     ----------------------

$200,000  Note  payable  to  Iowa  Department  Economic  Development
("IDED")   non-interest  bearing  monthly  payments  of  $1,667  due
through maturity date of March 2012 on non-forgivable portion. (A)                 168,333                    188,333

Construction loan payable to AgStar Financial  Services (PCA), bearing interest at LIBOR plus 3.65% (6.14% at September 30,
2008).  See maturity and collateral discussed in Note 3. (B)          $         64,161,717       $                ---
                                                                      ---------------------     ----------------------
                                                                      $         99,091,907      $           1,471,583

Less current maturities                                                       (35,198,440)                (1,303,250)
                                                                      ---------------------     ----------------------
                                                                      $         63,893,467      $             168,333
                                                                      =====================     ======================

(A)  This debt is comprised of two  components  under the Master  Contract  (the
     "Master Contract") dated November 21, 2006 and amended June 5, 2008 between the Company and the IDED. A $100,000 loan is non  interest-bearing  and due in monthly payments of $1,667 beginning April 2007, with a final payment of
     $1,667 due March 2012; and a $100,000 forgivable loan. Both notes under the
     Master Contract are  collateralized  by substantially  all of the Company's assets and subordinate to the above $126,000,000 financial institution debt and construction and revolving loan/credit  agreements discussed in Note 3.
     The $100,000  forgivable  loan may be forgiven upon IDED's  confirmation of the creation and  retention  of  qualifying  jobs as provided in the Master
     Contract.  If the  Company  does not meet the  requirements  of the  Master
     Contract, the note is due on an agreed upon payment schedule.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 4. Long-Term Debt and Subsequent Event (Continued)

(B)  Subsequent to year-end,  the Company drew on the AgStar Financial  Services
     (PCA)  revolving  line  of  credit  discussed  in Note 3 in the  amount  of
     $6,000,000. This amount matures five years after conversion and is included in maturities below.

Maturities  of long-term  debt as of September 30, 2008 are as follows below and assume conversion of the construction/revolving term credit facility in February
2009 with  principal  payments  beginning  September 2009 as discussed in Note 3 amortized over 114 months.

     Years ending September 30:

         2009                                    $       35,198,440
         2010                                             5,187,577
         2011                                             5,512,309
         2012                                             5,845,781
         2013                                             6,204,276
              Thereafter                                 47,143,524
                                                 -------------------
                                                       $105,091,907
                                                 ===================

Note 5.  Lease Commitments and Subsequent Event

In June 2007, the Company  entered an operating  lease  agreement with a related party and  member  for the lease of 320  ethanol  tank cars and 300  distillers'
grain  cars.  The  lease  begins  two  months  prior to  start-up  of the  plant operation,  continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  The lease  calls for  monthly  payments of approximately  $450,000.  There  was no  rental  expense  for  the  years  ended
September  30,  2008 and 2007,  and the  period  from  March 28,  2005  (date of inception) to September 30, 2008.

The Company leases vehicles and equipment under long-term  operating leases from unrelated third parties.  The original terms of the leases are 36 months to five years beginning March 2007 and through various dates ending May 2013. The leases call for monthly  payments  ranging from $152 to $1,136.  Rental expense for the years ending  September 30, 2008,  2007 and the period from March 28, 2005 (date of inception)  to September  30, 2008 was  approximately  $20,000,  $7,000,  and
$27,000, respectively.

Subsequent  to year-end,  the Company  entered into an agreement  with a related party and member for the lease of a grain  elevator  located in Council  Bluffs,
Iowa, for  approximately  $67,000 per month.  The lease has an initial  one-year term,  which may be renewed  for  successive  one-year  terms upon the  parties'
agreement.

Also subsequent to year-end,  the Company entered into a lease agreement with an unrelated  party for the lease of a  locomotive  for  approximately  $11,000 per month. The lease has a five-year term.

Approximate  future minimum  operating lease payments  including  leases entered into subsequent to year-end are as follows:

     Years ending September 30:

         2009                       $           5,235,000
         2010                                   5,684,000
         2011                                   6,512,000
         2012                                   6,494,000
         2013                                   6,493,000
              Thereafter                       26,705,000
                                        ------------------
                                              $55,123,000
                                        ==================

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 6. Related-Party Transactions and Subsequent Events

In September  2005, the Company  entered into an agreement that expired May 2007
(and was not  renewed)  with a  management  company  that  included a member and director on the board of  directors,  for  project  development  services  for a monthly  fee of  $10,000  per  month,  plus  actual  travel  and other  approved expenses.  The agreement  also  included a fee of up to $1,600,000  for securing financing  for the  construction  of a 110  gallon  per year  ethanol  facility.
Financial close of the project occurred during the year ended September 30, 2007 and 135 Series A membership units were issued directly to the party's principals for  $810,000  of the  $1,600,000  fee.  The  total fee of  $1,600,000  has been capitalized as financing costs.

In September  2006,  the Company  entered into a  design-build  agreement with a related  party,  a member  of the  Company,  for a  lump-sum  contract  price of
$118,000,000 (the "Construction Contract"). Under the Construction Contract, the
Company was  required  to make a down  payment of 10% of the  original  contract price which  $2,000,000  was paid at the  delivery  of the letter of intent,  an additional  $2,000,000  was paid in November  2006 when the Company broke escrow and the  remaining  $7,800,000  of the 10% was  paid in  January  2007.  Monthly applications  are submitted  for work  performed,  subject to  retainage.  As of
September 30, 2008 and 2007, the Company incurred approximately $134,025,000 and
$33,051,000 of construction  in progress,  respectively  under the  Construction
Contract.

The Company  entered into an agreement in October 2006 with a related  party,  a member of the Company,  to purchase all of the  distiller's  grains with soluble
("DGS")  produced  by the plant.  The  Company  agreed to pay a  purchase  price subject to the sales price,  transportation costs, rail lease charge and a fixed rate  marketing  fee for the DGS  produced.  The  agreement  commences  when the
Company  begins  producing  DGS  and  continues  for  ten  years  when  it  will automatically  renew for successive  three-year  terms unless a 180-day  written notice is given of either party's election not to renew before the expiration of the initial term or the then current  renewal term. In addition,  the Company is required to deliver written estimates of its anticipated production annually and monthly.  The  Company is  required  to pay a minimum  annual  marketing  fee of
$150,000.  Beginning  on the  third  anniversary  of the  effective  date of the agreement and  thereafter,  the annual minimum amount and the purchase price may be adjusted  based on terms within the contract.  Either party may terminate the agreement based on specific guidelines in the agreement.

In October 2006,  the Company  entered into an agreement with a company in which
Bunge  holds a  membership  interest,  AGRI-Bunge,  LLC,  to  procure  all grain required for the Company's  ethanol  plant.  The Company agreed to pay an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum  annual fee. On December  15,  2008,  this agreement  was  temporarily suspended and replaced with a grain supply  agreement  between the parties.  The revised  agreement  has a  term  of  ten  years  and  automatically  renews  for successive  three-year  terms unless a 180-day written notice is given by either party.  The Company  agreed to pay an annual  minimum fee of $675,000  under the revised agreement.

Also subsequent to year-end,  the Company and Bunge, a related party and member, entered  into various  agreements.  Under the lease  agreement,  the Company has leased  from  Bunge a grain  elevator  located  in  Council  Bluffs,  Iowa,  for approximately  $67,000  per  month.  See Note 5. In  connection  with the  lease agreement, the Company entered into a grain purchase agreement,  under which the
Company  agreed to purchase the grain  inventory  at the grain  elevator and the grain inventory located in the Company's  on-site storage facility.  The Company purchased  approximately  1,900,000 bushels of at an approximate market value of
$6,000,000.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 6. Related-Party Transactions and Subsequent Events (Continued)

Under the ethanol purchase  agreement,  the Company has agreed to sell Bunge all of the ethanol  produced at the ethanol plant,  and Bunge has agreed to purchase the same, up to the ethanol plant's nameplate capacity of 110,000,000  gallons a year.  The Company will pay Bunge a per-gallon fee for ethanol sold by Bunge for the Company under this  agreement,  subject to a minimum  annual fee of $750,000 and adjustments  according to specified  indexes after three years.  The initial term of the agreement,  which will commence upon the termination of that Ethanol
Merchandising  Agreement between the Company and Lansing Ethanol Services,  LLC, is three years and it will automatically  renew for successive  three-year terms unless one party  provides the other notice of their  election to terminate  180 days prior to the end of the term.

Under the risk management  services  agreement,  Bunge has agreed to provide the
Company with  assistance in managing its  commodity  price risks for a quarterly fee of  $75,000.  The  agreement  has an  initial  term of three  years and will automatically  renew for successive three year terms,  unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

On January 30, 2008, the Company and Bunge entered into an agreement under which
Bunge agreed to provide engineering  support to the project,  provide reports to the Company's lender and assist the Company with requests by the lender's agent.
The Company will pay, in addition to Bunge's out of pocket  expenses,  an hourly fee of $95 for such  services.  The  agreement  terminates  upon the  earlier of completion  of the ethanol  plant or December 31, 2008.  Bunge may terminate the
agreement  at  any  time,  and  the  Company  may  terminate   under   specified
circumstances. Expenses of $101,000 and none have been paid under this agreement for the years ended September 30, 2008 and 2007, respectively,  and $101,000 for the period from March 28, 2005 (date of inception) to September 30, 2008.

In connection  with obtaining the Bridge Loan, the Company entered into the Unit
Issuance Agreements, as described above in Note 2.

Note 7. Commitments

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

In September 2006, the Company entered into the Construction  Contract (See Note
6). In 2008,  seven change orders in the amount of $29,247,000 were issued under the  Construction  Contract.  As of  September  30, 2008,  the Company  incurred
approximately   $134,025,000   of   construction   in  progress.   Approximately
$13,222,000  future  commitment  remains  as of  September  30,  2008,  which is expected to be paid in calendar  2008.  There are  approximately  $11,999,000 in accounts and retainage  payable under the Construction  Contract as of September
30, 2008.

The Company entered into a contract with and unrelated party the construction of a grain and DGS storage  facility in June of 2007 for  $9,745,426.  Between June
2007 and  December  2008,  five  change  orders were  issued  which  reduced the contract  amount to  $9,661,438.  As of September 30, 2008,  $9,561,438 has been
paid  with   approximately   $100,000   remaining  in  the   contracted   price.
Approximately  $100,000  was  included  in  accounts  and  retainage  payable at
September 30, 2008.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements
--------------------------------------------------------------------------------

Note 7. Commitments (Continued)

The Company entered into a contract with an unrelated party for  construction of a rail line in November 2007. The original  contract amount was for $971,565 and a change order was issued July 2008 in the amount of  $227,671.  As of September
30, 2008,  $821,198  has been paid with  $378,038  remaining  in the  contracted price.  Approximately  $66,000 was included in accounts and retainage payable at
September 30, 2008.

The Company entered into a contract with an unrelated party in July 2008 for the construction  of parking lots and roads.  The contract amount was for $1,273,944 and as of September  2008 $291,393 has been paid with $982,551  remaining in the contracted price.  Approximately $414,000 was included in accounts and retainage payable at September 30, 2008.

The Company  entered into a contract in March 2008 with an  unrelated  party for installation of the electrical system for the plant's grain storage and handling system  The  contract  amount  was  for $  1,107,566  and as of  September  2008
$1,003,762 has been paid with $103,804  remaining in the contracted price. There were no amounts included in accounts payable at September 30, 2008.

The Company also entered into various other  contracts  during 2007 and 2008 for the  construction  of  the  ethanol  plant,  office  building,  rail  track  and acquisition  of  equipment  totaling  approximately  $2,564,000  with  a  future commitment  of  approximately  $1,624,000  as of September  30,  2008,  which is expected to be paid in calendar 2008. Of this total,  approximately  $354,000 is included in accounts and retainage payable as of September 30, 2008.

In November 2006, the Company entered into an agreement with an unrelated entity for  marketing,  selling and  distributing  all of the  ethanol  produced by the
Company.  The Company agreed to pay a fee mutually agreed to by both parties for each gallon of ethanol sold. The Company notified the entity that this agreement will be terminated six months after the plant starts production. As of September
30, 2008, the ethanol plant is not operational and no amounts are due under this agreement.  The  Company is  obligated  to honor the  agreement  for a six-month period without any penalties or termination fees.

The Company has entered  into a steam  contract  with an  unrelated  party dated
January  22,  2007.  The  agreement  was  amended  October  2008 to  modify  the circumstances  under  which the steam  service  can be  interrupted.  The vendor agreed to provide the steam  required by the Company,  up to 475,000  pounds per hour. The Company agreed to pay a net energy rate for all steam service provided under the steam contract and a monthly demand charge for condensate not returned
(steam delivered less the condensation returned). The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date. The steam contract will remain in effect for ten years from the earlier of the  date  the  Company  commences  a  continuous  grind  of  corn  for  ethanol production,  or February 1, 2009.  No expenses  have been incurred to date under this agreement.

In January 2007, the Company  entered into an agreement with an unrelated  party to provide the transportation of the Company's  commodities from Council Bluffs,
Iowa to an agreed upon customer  location.  The agreement  commences on the date that the  contract  is approved by the  Surface  Transportation  Board,  then it continues for five years and will  automatically  renew for  additional one year periods unless  cancelled by either party by giving a minimum of 90 days written notice prior to the expiration date. The Company agreed to pay a mutually agreed upon rate per car. No expenses have been incurred to date under this agreement.

Southwest Iowa Renewable Energy, LLC

(A Development Stage Company)

Notes to Financial Statements

--------------------------------------------------------------------------------

Note 7. Commitments (Continued)

In October  2007,  the Company  entered  into an  agreement  with an  investment banking firm, an unrelated party, to assist in obtaining  additional equity. The
Company's goal is to raise  sufficient  equity to replace the Bridge Loan, which is due March 1, 2009, as soon as possible. Initially, the Company is seeking one or more  institutional  investors to provide the additional  equity. The Company agreed  to pay a monthly  fee of  $10,000  for the  services  of the  investment banking firm until the  agreement is terminated by both parties or the equity is raised.  The Company  recorded expense of none,  $135,000,  and $135,000 for the years ended September 30, 2007, 2008 and the period from March 28, 2005 (date of inception) to September 30, 2008, respectively under this agreement.

In April 2008 the Company entered into a firm throughput  service agreement with a natural gas  supplier,  an unrelated  party,  under which the vendor agreed to provide the natural gas  required  by the  Company,  up to 900 Dth per day.  The
Company agreed to pay the maximum  reservation  and commodity  rates as provided under the  vendor's  FERC gas  tariff as revised  from time to time,  as well as other additional charges.  The agreement specifies an in-service date of October
1, 2008,  and the term of the  agreement is seven years.  No payments  have been incurred to date under this agreement.

In March 2008, the Company entered into the Unit Issuance  Agreements,  pursuant to  which  the  Company  has  agreed  to pay  Bunge  and ICM  each a fee for the issuances  of their  respective  LCs equal to 6% per annum of the  undrawn  face amount  of their  respective  LCs for a total  annual  amount  of  approximately
$2,160,000.  For the 12 months ended September 30, 2008, the Company capitalized
$1,248,000 of interest related to the Unit Issuance Agreements. No payments have been made as of September 30, 2008 under the Unit Issuance Agreements.

In July 2008, the Company  entered into a services  agreement with and unrelated party.  Under the terms of the agreement,  the vendor will provide operation and maintenance  services of the Company's natural gas border station. The agreement became  effective in November  2008 and has a term of one year.  The Company has incurred no expense on this contract.

In August 2008, the Company  entered into an agreement  with an unrelated  party which  establishes  terms  governing the Company's  purchase of natural gas. The agreement  commenced in August 2008 and has a term of two years. The Company has incurred no expense on this contract.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
          Financial Disclosure.

     There are no items to report.

Item 9A(T). Controls and Procedures.

     Our management,  including our President and Chief  Executive  Officer (our principal executive officer), Mark Drake, along with our Chief Financial Officer
(our principal financial officer), Cindy Patterson,  have reviewed and evaluated the effectiveness of our disclosure  controls and procedures (as defined in Rule
13a-15 under the under the Securities  Exchange Act of 1934, as amended),  as of
September  30,  2008.  Based upon this  review and  evaluation,  these  officers believe that our disclosure  controls and procedures are presently  effective in ensuring  that  material  information  related  to  us is  recorded,  processed, summarized and reported within the time periods  required by the forms and rules of the Securities and Exchange Commission.

      Our  management,   including  our  principal  executive  officer  and  our
principal  financial  officer,  have  reviewed and  evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2008 and there has been no  change  that has  materially  affected  or is  reasonably likely to materially affect our internal control over financial reporting.

     This annual  report does not  include a report of  management's  assessment regarding internal control over financial  reporting or an attestation report of the  company's  registered  public  accounting  firm due to a transition  period established by rules of the  Securities  and Exchange  Commission for new public companies.

Item 9B. Other Information.

     None.

                                    PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The Directors and / or officers listed below under "Independent Directors T&
Officers"  meet the  "independent  director"  standards  applicable to companies listed on the Nasdaq Capital  Market (though the Company's  Units are not listed on any exchange or quotation system). Contrariwise, those Directors listed below under "Interested  Directors" do not meet the "independent  director"  standards applicable to companies listed on the Nasdaq Capital Market.  With the exception of Mr. Scharf, who serves on the Board of Directors of Patriot Coal Corporation,
none of the Directors  listed below have served on the board of directors of any other company  having a class of securities  registered  under Section 12 of the
Exchange  Act or subject to the  requirements  of Section  15(d) of the Exchange
Act, nor have any of our Directors served as directors of an investment  company registered  under  the  Investment  Company  Act of 1940.  Under  the  Company's
Operating  Agreement,  the independent  Directors' terms are staggered such that one Director will be up for election every year.

     Mr. King purchased nine (9) additional Units on August 1, 2008. This latter purchase was not  reflected in a timely Form 3 filing.  However,  on November 4,
2008, the latter purchase was reflected in a Form 5 filing.

Independent Directors T& Officers

                    Position(s)      Term of Office
      Name         Held with the     and Length of                         Principal Occupation(s)
    and Age           Company         Time Served                            During Past 5 Years
----------------- ---------------- ------------------- -----------------------------------------------------------------

Karol King, 61    Series A         Term expires        Corn,  popcorn and soybean  farmer near  Mondamin,  Iowa,  since
                  Director and     2009, Director      1967;  President,  King Agri Sales, Inc. (marketer of chemicals,
                  Chairman         since November,     fertilizer  and  equipment)  since 1995;  President,  Kelly Lane
                                   2006                Trucking,   LLC,  since  2007.  Mr.  King  attended  Iowa  State
                                                       University  and has served on the  Harrison  County  Farm Bureau
                                                       Board,  the Iowa Corn  Growers  Board,  the Iowa Corn  Promotion
                                                       Board,  the US Feed Grains Council Board,  the National  Gasohol
                                                       Commission, and the National Corn Growers Association Board.

Ted Bauer,  56    Series A         Term expires        Director,  Secretary  and  Treasurer  of the Company  from March
                  Director,        2012, Director      2005;  Owner and  operator  of a farming  operation  and hunting
                  Secretary and    since March         preserve near Audubon,  Iowa, since 1977;  Co-Founder,  and from
                  Treasurer        2005; Officer       2005 to 2007,  Director,  Templeton  Rye  Spirits LLC; Director,
                                   Since November,     Iowa  Quality  Producers  Alliance,  since 2003; Vice President,
                                   2006                West Central Iowa Rural Water, from 2002 to 2007. Mr. Bauer  has an Ag Business degree from Iowa State

                    Position(s)      Term of Office
      Name         Held with the     and Length of                         Principal Occupation(s)
    and Age           Company         Time Served                            During Past 5 Years
----------------- ---------------- ------------------- -----------------------------------------------------------------

                                                       University  and  is a  graduate  of  the  Texas  A&M  TEPAP program.

Hubert Houser,    Series A         Term expires        Lifetime  owner  of farm and  cow-calf  operation  located  near
66                Director         2010, Director      Carson,  Iowa.  Mr.  Houser has  served in the Iowa  Legislature
                                   since 2005          since 1993, first in the House of Representatives  and currently in the  Senate.  Mr.  Houser  also  served on the  Pottawattamie
                                                       County Board of Supervisors  from 1979 to 1992,  director of the
                                                       Riverbend  Industrial  Park,  and  was a  founder  of  the  Iowa
                                                       Western Development Association and Golden Hills RC&D.

Michael Guttau,   Series A         Term expires        Chairman, Council of Federal Home Loan Banks, Washington,  D.C.;
62                Director         2011, Director      Chairman  (2008-present), Vice Chairman (2004-2007) and Chairman
                                   since 2007          of Audit  Committee  (2004-2006) and Chairman of Risk Management
                                                       Committee  (2007),  Federal Home Loan Bank of Des Monies;  since
                                                       1972,  various positions with Treynor State Bank,  currently CEO and  Chairman  of the Board;  Superintendent  of  Banking,  Iowa
                                                       Division  of  Banking,   1995-1999;   Director,   Iowa   Bankers
                                                       Association,  Iowa Bankers  Mortgage  Corporation,  Iowa Student
                                                       Loan Liquidity Corp.,  Iowa Business  Development  Finance Corp.
                                                       and Iowa See Capital  Liquidation  Corp.;  President,  Southwest
                                                       Iowa Bank  Administration  Institute.  Mr.  Guttau  received his
                                                       B.S.,  Farm  Operation,  from Iowa State  University in 1969 and completed  numerous  U.S. Army  education  programs from 1969 to
                                                       1978.

Interested Directors

                    Position(s)     Term of Office+
      Name         Held with the     and Length of                         Principal Occupation(s)
    and Age           Company         Time Served                            During Past 5 Years
----------------- ---------------- ------------------- -----------------------------------------------------------------

Bailey Ragan,     Series B         Since November 1,   Various  positions with Bunge North America,  Inc. for more than
52++               Director and     2006               25 years,  currently Vice President and General  Manager,  Bunge
                  Vice Chairman                        Grain.

Michael Scharf,   Series B         Since November 1,   Senior Vice President and CFO, Bunge North America,  Inc., since
61++               Director         2006               1989.

Greg Krissek,     Series C         Since November 1,   Director of Government Affairs,  ICM, Inc., since 2006; Director
45++               Director         2006               of Marketing and Governmental  Affairs,  United Bio Energy, from
                                                       2003 to 2006;  Chairman,  National  Ethanol  Vehicle  Coalition,
                                                       2007;  Secretary-Treasurer  of the Board,  Ethanol Promotion and
                                                       Information  Council  since  2004 -  President  since June 2008;
                                                       director,  Kansas  Association of Ethanol Processors since 2004;
                                                       Kansas Energy Council,  since 2004 prior Director of Operations,
                                                       Kansas Corn Commission;  Assistant Secretary,  Kansas Department
                                                       of Agriculture,  1997 to 2000. Mr. Krissek represents ICM on the boards of six additional private ethanol companies.  Mr. Krissek received  his B.A. in Economics  from  Rockhurst  University  in
                                                       Kansas City and his Juris Doctor and MBA from the  University of
                                                       Denver.

+ The Interested  Directors'  terms do not have a specified  number of years, as these Directors are nominated by the Series B Member and the Series C Member, as discussed further below under Items 11 and 13.

     ++ The information provided below under Item 13, "Certain Relationships and
Related  Transactions,  and Director  Independence,"  respecting the election of
Messrs.  Ragan, Scharf and Krissek as Directors,  is incorporated into this Item
10 by reference.

Executive Officers

      Name        Position(s) Held     Length of                          Principal Occupation(s)
    and Age       with the Company    Time Served                           During Past 5 Years

Mark Drake, 50    President and    Since January,      Global  Sales and  Marketing  Manager - Ethanol,  Phibro  Animal
                  Chief            2007                Health Corporation (global  manufacturer of antimicrobials) from
                  Executive                            2004 - 2006; Corporate Account Manager,  Novozymes North America
                  Officer                              (global  biotech  manufacturer  of food and industrial  enzymes)
                                                       from 2002 -2004;  Marketing  Manager,  Chief Ethanol Fuels, Inc.
                                                       (fuel grade ethanol  manufacturer)  from 2001 - 2002.  Mr. Drake received  his  Associate of Science,  Chemistry  degree from the
                                                       College of Lake County.

Cindy             Chief            Since August, 2007  Controller,  Golden Triangle Energy,  L.L.C.  (ethanol producer)
Patterson, 48     Financial                            from 2000 - 2007; auditor, Profit Management Consultants, 1995 -
                  Officer                              1999;  staff  accountant,  Mitchell  Williams,  1994 - 1995. Ms.
                                                       Patterson  received  her  BBA  degree  from  the  University  of
                                                       Georgia,  a  Post  Baccalaureate  in  Accounting  from  Southern
                                                       Indiana  University  and an MBA in  Management  from Golden Gate
                                                       University.

The  Company  has not  adopted a code of ethics  that  applies to its  executive officers, but expects to do so at its next annual Board of Directors meeting.

Item 11. Executive Compensation.

Corporate Governance / Compensation Committee

     The  Corporate   Governance  /  Compensation   Committee  (the  "Governance
Committee")  operates under a written  charter,  which the Governance  Committee approved on February 15,  2007,  and which was adopted by the Board of Directors on February 16, 2007 (the "Governance  Charter").  The Governance Charter is not
available on the Company's  website.  The Governance  Charter  provides that the
Governance Committee will annually review and approve the Company's compensation program for its Directors,  officers and managers.  The Governance  Charter does not exclude from the Governance  Committee's membership Directors who also serve as officers of the Board or  Interested  Directors.  Presently,  the  Governance
Committee's  membership  consists of Messrs.  Scharf (Chair),  Bauer,  and King.
Accordingly, Messrs. Bauer and King did participate in recommending to the Board the Compensation Policy. The Governance Charter does provide that the Governance
Committee may form and delegate its  responsibilities to subcommittees,  and the
Governance  Charter  does not  contemplate  (nor  does it  prohibit)  the use of compensation consultants to assist the Governance Committee in its determination of Director, officer and managers' compensation.

     Compensation of Executive Officers

     The Company does not currently provide any Unit options,  Unit appreciation rights,  non-equity  incentive  plans,  non-qualified  deferred  compensation or pension  benefits  to  its  executive  officers.  The  Governance  Committee  is responsible for designing,  reviewing and overseeing the  administration  of the
Company's  executive  compensation  program.  As a  development  stage  company, certain  elements  of our  executive  compensation  system  have  not  yet  been established.  Pursuant  to the  Governance  Charter,  the  Governance  Committee
approved the  compensation  terms for Mr. Drake and Ms. Patterson when they were hired in 2007.

                           Summary Compensation Table

     The  following  table  provides  all  compensation  paid  to our  executive officers in fiscal years 2007 and 2008. None of our officers received any bonus, stock or option awards, non-equity incentive plan compensation,  or nonqualified deferred compensation in fiscal years 2007 and 2008.

                                                                   Non-Equity
                                                                   Incentive     Nonqualified
Name and                                        Stock   Option        Plan         Deferred      All Other
Principal        Fiscal                Bonus    Awards  Awards    Compensation   Compensation   Compensation  Total
Position          Year    Salary ($)     ($)     ($)      ($)         ($)        Earnings ($)       ($)        ($)

Mark Drake,
President and
CEO               2008     $150,000      $0       $0      $0           $0             $0        $19,905(1)   $169,905

                  2007     $150,000      $0       $0      $0           $0             $0        $37,080(2)   $187,080

Cindy
Patterson, CFO    2008     $100,000      $0       $0      $0           $0             $0            $0       $100,000

                  2007      $90,000      $0       $0      $0           $0             $0        $25,000(3)   $115,000

(1) This amount reflects the Company's cost to provide a vehicle for Mr. Drake's use.
(2) This amount constitutes reimbursements for the officer's relocation expenses in the amount of $30,000 and the cost of providing the officer with a vehicle in the  approximate  amount of $7,080 for fiscal year.
(3) This amount is a signing bonus for the officer.

Compensation of Directors

     The Company does not provide its Directors with any equity or equity option
awards,  nor  any  non-equity  incentive  payments  or  deferred   compensation.
Similarly,   the  Company  does  not  provide  its  Directors   with  any  other
perquisites,  "gross-ups,"  defined  contribution  plans,  consulting fees, life insurance  premium  payments  or  otherwise.  Following  recommendation  by  the
Company's Corporate Governance / Compensation  Committee and subsequent approval by the Board on March 16, 2007,  the Company pays its  Directors  the  following amounts (collectively, the "Compensation Policy"): (i) each Director receives an annual retainer of $12,000, (ii) each Director receives $1,000 per Board meeting attended  (whether  in  person  or  telephonic),  and  (iii)  once our  plant is operational,  each  Director  will  receive  $3,000 per Board  meeting  attended
(whether in person or telephonic),  provided that the foregoing amounts in (i) -
(iii) shall not exceed $24,000 per Director in any calendar year.  Additionally, the  following  amounts are paid to Directors for  specified  services:  (i) the
Chairman  of the Board is paid $7,500 per year,  (ii) the  Chairman of the Audit
Committee and Audit Committee  Financial  Expert is paid $5,000 per year,  (iii)
the  Chairmen of all other  Committees  are paid  $2,500 per year,  and (iv) the
Secretary of the Board is paid $2,500 per year.

     Independent Directors

     The following table lists the  compensation the Company paid in Fiscal Year
2008  to  its  Directors  who  are  considered   "independent"  under  standards
applicable  to  companies  listed  on the  Nasdaq  Capital  Market  (though  the
Company's  Units are not  listed  on any  exchange  or  quotation  system)  (the
"Independent Directors").

                           Fees Earned or Paid                           Equity or Non-Equity
          Name                   in Cash         All Other Compensation       incentives                Total
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Ted Bauer                        $25,500                   $0                     $0                   $25,500
Hubert Houser                    $24,500                   $0                     $0                   $24,500
Karol King                       $30,500                   $0                     $0                   $30,500
Michael Guttau                   $28,000                   $0                     $0                   $28,000

     Interested Directors

     The following table lists the  compensation the Company paid in Fiscal Year
2008 to its  Directors  who are not  considered  "independent"  under  standards applicable  to  companies  listed  on the  Nasdaq  Capital  Market  (though  the
Company's  Units are not  listed  on any  exchange  or  quotation  system)  (the
"Interested Directors").

                           Fees Earned or Paid                           Equity or Non-Equity
          Name                   in Cash         All Other Compensation       incentives                Total
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Bailey Ragan+                    $24,500                   $0                     $0                   $24,500
Michael M. Scharf+               $24,500                   $0                     $0                   $24,500
Greg Krissek                     $23,000                   $0                     $0                   $23,000

+ The Directors  fees payable to the  Interested  Directors are paid directly to their  corporate  employers  at such  Directors'  request,  and  the  Interested
Directors do not receive any compensation  from the Company for their service as
Directors.

Selection of the  Company's  directors is governed by the  Nominating  Committee
Charter, which was adopted by the Board of Directors on February 16, 2007. These
governing  procedures have not been modified or amended. The Company also has an audit committee,  which consists of Mick Guttau (Chairman),  Ted Bauer and Karol
King.  Mr. Guttau is the financial  expert who is required to serve on the audit committee  under SEC  rules.  Mr.  Guttau  is not  considered  an  "independent"
financial expert under listing standards applicable to the Company.

Item 12.  Security  Ownership of Certain  Beneficial  Owners and  Management and
          Related Member Matters.

     As of September 30, 2008,  there were 8,805 Series A Units,  3,334 Series B
Units, and 1,000 Series C Units issued and outstanding. The following table sets forth certain  information  as of September  30, 2008,  with respect to the Unit ownership  of:  (i) those  persons  or groups  (as that term is used in  Section
13(d)(3) of the  Securities  Exchange  Act of 1934,  as amended  (the  "Exchange
Act"))  who  beneficially  own more than 5% of any  Series  of Units,  (ii) each
Director of the Company,  and (iii) all  Officers and  Directors of the Company,
nine in number, as a group. The address of those in the following table is 10868
189th Street,  Council Bluffs, Iowa 51503.  Messrs.  King, Drake,  Patterson and
Bauer serve in the capacity of executive  officers.  Except as noted below,  the persons  listed  below  possess  sole  voting  and  investment  power over their respective  Units.  The following does not reflect any Units which may be issued to Bunge and ICM, respectively, under the terms of the Unit Issuance Agreements.

                                                              Amount and Nature of Beneficial
 Title of Class            Name of Beneficial Owner                      Ownership                 Percent of Class
------------------ ----------------------------------------- ----------------------------------- ---------------------

    Series A                      Ted Bauer                             36 Units(1)                     0.41%
    Series A                    Hubert Houser                           39 Units(2)                     0.44%
    Series A                      Karol King                            29 Units(3)                     0.33%
    Series A                    Michael Guttau                          12 Units(4)                     0.14%
       --                         Mark Drake                                -0-                           --
       --                      Cindy Patterson                              -0-                           --
       --                        Bailey Ragan                               -0-                           --
       --                       Michael Scharf                              -0-                           --
       --                        Greg Krissek                               -0-                           --
    Series B              Bunge North America, Inc.                      3334 Units                      100%
    Series C                      ICM, Inc.                              1000 Units                      100%

    Series A        All Officers and Directors as a Group                116 Units                      1.92%

------------------------------------

(1)  These  Series A Units are owned  jointly by Mr.  Bauer and his wife,  Donna
     Bauer.
(2)  These Series A Units are owned  jointly by Mr.  Houser and his wife,  Paula
     Houser.

(3)  These  Series A Units are owned  jointly by Mr. King and his wife,  Rozanne
     King.

(4)  These Series A Units are owned jointly by Mr.  Guttau and his wife,  Judith
     Guttau.

Item  13.  Certain   Relationships  and  Related   Transactions,   and  Director
           Independence.

     Relationships and Related Party Transactions

     On  November  1,  2006,  in   consideration  of  its  agreement  to  invest
$20,004,000  in the  Company,  Bunge  purchased  the only  Series B Units of the
Company  under an  arrangement  whereby the Company would (i) enter into various agreements  with  Bunge  or  its  affiliates  discussed  below  for  management, marketing and other services to the Company,  and (ii) have the right to elect a number of Series B Directors which are  proportionate  to the number of Series B
Units owned by Bunge,  as compared to all Units.  Bunge elected Bailey Ragan and
Michael  Scharf  as the  Series B  Directors  on  November  1,  2006.  Under the
Company's Operating Agreement, the Company may not, without Bunge's approval (i)
issue additional Series B Units, (ii) create any additional Series of Units with rights  which are  superior to the Series B Units,  (iii)  modify the  Operating
Agreement to adversely  impact the rights of Series B Unit holders,  (iv) change the  Company's  status from one which is managed by managers,  or change back to manager management in the event the status is changed to member management,  (v)
repurchase  or redeem  any Series B Units,  (vi)  cause the  Company to take any action  which would  cause a  bankruptcy,  or (vii)  approve a transfer of Units allowing the  transferee  to hold more than 17% of the  Company's  Units or to a transferee which is a direct competitor of Bunge.

     Additionally,  Bunge has  caused its bank to issue a letter of credit in an amount equal to 76% of the maximum  principal amount of the Bridge Loan in favor of the Bridge  Lender as security for the Bridge Loan.  The Bunge LC will expire on March 16, 2009,  and the Bridge Lender will only draw against the Bunge LC to the extent  that we default  under the Bridge Loan or have not repaid the Bridge
Loan in full by March 1, 2009.  In the event the Bridge Lender draws against the
Bunge LC, the amounts drawn will be in  proportion  to Bunge's  ownership of the
Company's Units which are not Series  A--currently 76%. As part of the foregoing arrangement with Bunge, the Company entered into the Series E Agreement on March
7, 2008, pursuant to which the Company has agreed (i) to pay Bunge a fee for the issuance of the Bunge LC equal to 6% per annum of the undrawn face amount of the
Bunge LC and (ii) to reimburse  Bunge with Series E Units to the extent that the
Bunge makes a Bridge Loan Payment, as further described below.

     Under the Series E  Agreement,  if Bunge makes a Bridge Loan  Payment,  the
Company  will  immediately  issue  Series E Units to Bunge based on a Unit price that is equal to the lesser of $3,000 or one half  (1/2) of the lowest  purchase price paid by any party for a Unit who  acquired  (or who has  entered  into any agreement,  instrument or document to acquire) such Unit as part of any offering of Units after the date of the Series E  Agreement  but prior to the date of any
Bridge Loan Payment made by Bunge. The Series E Agreement  further provides that
Bunge will have the right to purchase  its pro rata share of any Units issued by the  Company  at any time after the date of the  Series E  Agreement.  Bunge has indicated it plans to purchase  units  sufficient  to maintain  ownership at its current percentage of outstanding units.

     To the extent that the Company  issues Series E Units to Bunge  pursuant to the Series E Agreement,  the  Company's  Operating  Agreement  provides (i) that
Bunge,  as a Series E Member,  is entitled to elect one additional  director (to the extent that Bunge owns  between  21% and 29% of the total  Units  issued and outstanding) two additional directors (to the extent that Bunge owns between 30%
and 39% of the total Units issued and outstanding) or three additional directors
(to the  extent  that  Bunge  owns 40% or more of the  total  Units  issued  and outstanding);  and (ii) that the Company may not,  without Bunge's  approval (a)
issue additional  Series E Units, (b) create any additional Series of Units with rights  which are  superior  to the Series E Units,  (c)  modify  the  Operating
Agreement to adversely  impact the rights of Series E Unit  holders,  (d) change the Company's  status from one which is managed by managers,  or vice versa, (e)
repurchase  or redeem  any  Series E Units,  (f) cause the  Company  to take any action  which  would  cause a  bankruptcy,  or (g)  approve a transfer  of Units allowing the  transferee  to hold more than 15% of the  Company's  Units or to a transferee which is a direct competitor of Bunge.

     The Company and Bunge  entered  into the DG  Agreement on October 13, 2006.
The DG Agreement  provides that Bunge will purchase all of the Distillers Grains produced by us over a term of 10 years, beginning when we commence production of
Distillers  Grains,  with automatic renewals for three-year terms unless a party provides six

months' notice.  Bunge will pay us for the Distillers Grains, but retain amounts for transportation  costs, rail lease charges and marketing fees. We have agreed to pay a minimum annual marketing fee to Bunge in the amount of $150,000.  After the third year of the DG  Agreement,  the  parties may make  adjustments  to the prices.

     The  Company  and Bunge  entered  into an  Agreement  on October  13,  2006 respecting  the use of  Bunge's  grain  elevator  in Council  Bluffs,  Iowa (the
"Elevator  Agreement").  The Elevator  Agreement does not require the payment by the  Company of any moneys and  otherwise  did not  involve  the  payment of any consideration by either party;  rather,  it imposes  restrictions on the use and possible  disposition by Bunge of its grain elevator  located in Council Bluffs,
Iowa,  including a right of first  refusal in favor of the Company.  The parties entered into the Elevator  Agreement as part of their overall  arrangement under which Bunge initially agreed to invest in the Company.

     On December 15, 2008, the Company and Bunge entered into a Lease  Agreement
(the "Lease") respecting  Bunge's grain elevator in Council  Bluffs.  Under  the
Lease, the Company has leased from Bunge the grain elevator, for  approximately  $800,000 per year. The Lease provides  customary terms and has an initial  one-year term, which will be renewed for successive  one-year terms upon the parties' agreement to so extend the term.

     The  Company  and a company in which  Bunge  holds a  membership  interest,
AGRI-Bunge,  LLC,  entered into the Agency  Agreement  on October 13,  2006,  as amended  December  15,  2008.  Under the Agency  Agreement,  we agreed to pay an agency  fee to AB for  corn  delivered,  subject  to an  annual  minimum  fee of
$225,000,  for AB's service of procuring all grain  requirements  for our plant.
The  Agency  Agreement  will  commence  when we first  require  corn,  presently projected  to be in the fourth  quarter of 2008,  and will then  continue for 10 years with  automatic  renewals for three year periods  unless a party  provides notice to not renew  within six months of the  then-current  term.  After  three years from the commencement of the Agency Agreement,  the annual minimum payment may be adjusted.

     The Company and AB entered into the Supply  Agreement on December 15, 2008.
Under the Supply Agreement,  AB has agreed to provide us with all of the corn we need to operate our ethanol plant, and we have agreed to only purchase corn from
AB. AB will provide grain originators who will work at the Facility for purposes of fulfilling its obligations under the Supply  Agreement.  The Company will pay
AB a  per-bushel  fee for corn  procured by AB for the Company  under the Supply
Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified  indexes after three years. The term of the Supply Agreement is ten years,  subject  to  earlier  termination  upon  specified  events.  The  Supply
Agreement suspends the operation of the Agency Agreement. In the event we obtain a grain dealer's license,  subject to certain procedures specified in the Supply
Agreement,  then the operation of the Supply  Agreement  will  terminate and the
Agency Agreement will be reinstated.

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

     On June 25, 2007, we entered into the Railcar  Agreement with Bunge for the sub-lease  of 320  ethanol  cars and 300  DDGS  cars  which  will be used in the delivery  and  marketing  of ethanol and DDGS.  We will be  responsible  for all maintenance and mileage charges as well as the monthly lease expense and certain railcar  modification  expenses.  Under the  Railcar  Agreement,  we will  lease railcars for terms  lasting 120 months and  continuing on a month to month basis thereafter.  The Railcar  Agreement  will  terminate  upon the expiration of all railcar leases.

     On  December  15,  2008,  the Company  and Bunge  entered  into the Ethanol
Agreement,  under  which the Company has agreed to sell Bunge all of the ethanol produced  at the Plant,  and Bunge has agreed to  purchase  the same,  up to the
Plant's nameplate  capacity of 110,000,000  gallons a year. The Company will pay
Bunge a  per-gallon  fee for  ethanol  sold by Bunge for the  Company  under the
Ethanol  Agreement,  subject to a minimum annual fee of $750,000 and adjustments according  to  specified  indexes  after three  years.  The initial  term of the
Ethanol  Agreement,  which will  commence upon the  termination  of that Ethanol
Merchandising  Agreement between the Company and Lansing Ethanol Services,  LLC, is three years and it will automatically  renew for successive  three-

year terms  unless one party  provides  the other  notice of their  election  to terminate 180 days prior to the end of the term.

     On December 15, 2008, the Company and Bunge entered into a Risk  Management
Services  Agreement  ("Risk  Management  Agreement").  Under the Risk Management
Agreement,  Bunge has agreed to provide the Company with  assistance in managing its commodity  price risks for a quarterly fee of $75,000.  The Risk  Management
Agreement  has an initial term of three years and will  automatically  renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

     On November 1, 2006, in consideration of its agreement to invest $6,000,000 in the Company,  ICM became the sole Series C Member of the Company.  As part of
ICM's  agreement  to  invest  in the  Company's  Series C Units,  the  Company's
Operating  Agreement provides that it will not, without ICM's approval (i) issue additional  Series C Units,  (ii)  create  any  additional  Series of Units with rights  senior to the Series C Units,  (iii) modify the  Operating  Agreement to adversely  impact the rights of Series C Unit  holders,  or (iv)  repurchase  or redeem any Series C Units.  Additionally,  ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member.  Greg Krissek was elected as the Series C Director by
ICM on November 1, 2006.

     Additionally, as discussed in more detail above under Item 7 - Management's
Discussion  and  Analysis of  Financial  Condition  and  Results of  Operation -
Status,  Overview  and Recent  Developments,  ICM has caused its bank to issue a letter of credit in an amount  equal to 24% of the maximum  principal  amount of the Bridge Loan in favor of the Bridge  Lender as security  for the Bridge Loan.
The ICM LC will expire on March 16, 2009,  and the Bridge  Lender will only draw against the Bunge LC to the extent that we default under the Bridge Loan or have not  repaid the  Bridge  Loan in full by March 1, 2009.  In the event the Bridge
Lender  draws  against the ICM LC, the amounts  drawn will be in  proportion  to
ICM's ownership of the Company's Units which are not Series A--currently 24%. As part of the foregoing  arrangement with ICM, the Company entered into the Series
C Agreement on March 7, 2008, pursuant to which the Company has agreed to (i) to pay ICM a fee for  the  issuance  of the ICM LC  equal  to 6% per  annum  of the undrawn  face  amount of the ICM LC and (ii) to  reimburse  ICM with  additional
Series C Units to the extent  that ICM makes a Bridge Loan  Payment,  as further described below.

     Under the  Series C  Agreement,  if ICM makes a Bridge  Loan  Payment,  the
Company will immediately  issue Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest  purchase price paid  by any  party  for a Unit  who  acquired  (or  who has  entered  into  any agreement,  instrument or document to acquire) such Unit as part of any offering of Units after the date of the Series C  Agreement  but prior to the date of any
Bridge Loan Payment made by ICM. The Series C Agreement  further  provides  that
ICM will have the right to  purchase  its pro rata share of any Units  issued by the Company at any time after the date of the Series C Agreement.

     On September  25, 2006,  the Company  entered into a Design Build  Contract with ICM,  under which ICM has  contracted to construct a 110 million gallon per year dry mill  ethanol  plant.  The ICM  Contract  contains a lump-sum  price of
$118,000,000.  Under the ICM  Contract,  the Company was required to make a down payment of 10% of the original  contract price, of which  $2,000,000 was paid at the delivery of the parties' letter of intent, an additional $2,000,000 was paid in November 2006 when the Company broke escrow, and the remaining $7,800,000 was paid when the Company delivered to ICM a notice to proceed on January 23, 2007.

      The Company does not presently  have any policies  finalized and adopted by the Board governing the review or approval of related party transactions.

     Director Independence

     The  Company  determines  its  "independent   director"  according  to  the
standards  applicable to companies  listed on the Nasdaq  Capital Market (though the Company's Units are not listed on any exchange or quotation  system).  Under
the  Company's  Operating  Agreement,   the  independent  Directors'  terms  are
staggered  such  that one  Director  will be up for  election  every  year.  The
Company's  independent  directors are Karol King, Ted Bauer, Herbert Houser, and
Michael  Guttau.  The Audit  Committee  currently  consists  of  Michael  Guttau
(Chair),  Ted Bauer and Karol King.  All of the  members of the Audit  Committee meet the "independent  director" standards applicable to

companies  listed on the Nasdaq Capital  Market (though the Company's  Units are not listed on any  exchange or  quotation  system).  Presently,  the  Nominating
Committee's  membership consists of Ted Bauer, Hubert Houser and Karol King, all of whom meet the "independent director" standards applicable to companies listed on the Nasdaq Capital  Market (though the Company's  Units are not listed on any exchange or  quotation  system).  The  Compensation  Committee  Charter does not
exclude  from  the  Corporate  Governance/Compensation   Committee's  membership
Directors who also serve as officers or  Interested  Directors.  Presently,  the
Governance  Committee's membership consists of Messrs. Scharf (Chair), Bauer and
King.  As further  described  below,  Mr.  Scharf is  considered  an  Interested
Director.

Item 14. Principal Accountant Fees and Services.

     Independent Public Accountant Fees and Services

     The following table presents fees paid for professional  services  rendered by the Company's  independent  public  accountants for the Company's fiscal year ended September 30, 2008 ("Fiscal Year 2008") and for the Company's  fiscal year ended September 30, 2007 ("Fiscal Year 2007"):

             Fee Category         Fiscal Year 2008 Fees                 Fiscal Year 2007 Fees
----------------------------   ----------------------------          ----------------------------

Audit Fees                              $115,000                               $97,555

Audit-Related Fees                         $0                                    $0

Tax Fees                                 $60,125                               $21,273

All Other Fees                               ---                                  ---

                               ----------------------------          ----------------------------
Total Fees                              $175,125                              $118,828

     Audit Fees are for  professional  services  rendered by McGladrey T& Pullen,
LLP ("McGladrey") for the audit of the Company's annual financial statements and review of the interim  financial  statements  included in quarterly  reports and services that are normally  provided by McGladrey in connection  with  statutory and regulatory filings or engagements. Fiscal Year 2007 included the re-audit of the Company's annual financial statements.

     Audit-Related  Fees  are  for  assurance  and  related  services  that  are reasonably  related to the  performance  of the audit or review of the Company's financial  statements  and are not reported  under "Audit Fees." These  services include accounting consultations in connection with acquisitions,  consultations concerning financial accounting and reporting standards. The Company did not pay any fees for such services in Fiscal Year 2008 or Fiscal Year 2007.

     Tax Fees are for professional services rendered by RSM McGladrey,  Inc., an affiliate  of  McGladrey,  for tax  compliance,  tax advice and tax planning and include  preparation  of federal  and state  income tax  returns,  and other tax research, consultation, correspondence and advice.

     All Other Fees are for services other than the services reported above. The
Company  did not pay any fees for such  other  services  in Fiscal  Year 2008 or
2007.

     The Audit  Committee has concluded the provision of the non-audit  services listed above is compatible with maintaining the independence of McGladrey.

Policy  on Audit  Committee  Pre-Approval  of Audit  and  Permissible  Non-Audit
Services of Independent Auditors

     The  Audit  Committee  pre-approves  all audit  and  permissible  non-audit services  provided by the Company's  independent  auditors.  These  services may include audit services, audit-related services, tax services and other services.  Pre-approval  is  generally  provided  for up to  one  year  and  any pre-approval  is detailed as to the  particular  service or category of services and is generally  subject to a specific  budget.  The  independent  auditors and management are required to periodically  report to the Audit Committee regarding the extent of services  provided by the independent  auditors in accordance with this  pre-approval,  and the fees for the services  performed to date. The Audit
Committee may also pre-approve particular services on a case-by-case basis.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

     (1)  Balance Sheets at September 30, 2008 and September 30, 2007
          Statements  of Operations  for the years ended  September 30, 2008 and
          September 30, 2007 and
          Date of Inception  (March 28, 2005 to September 30, 2008)
          Statements of Members' Equity as of September 30, 2008
          Statement  of Cash Flows for the year  ended  September  30,  2008 and September 30, 2007 and Date of Inception  (March 28, 2005 to
          September 30, 2008)
          Notes to Financial Statements

(b) See (a)(1) above

(c) The following  exhibits are filed herewith or  incorporated  by reference as set forth below:

Exhibit numbers 10.36 and 10.37 are management contracts.

2        Omitted - Inapplicable.
3(i)     Articles of Organization,  as filed with the Iowa Secretary of State on
         March  28,  2005   (incorporated   by  reference  to  Exhibit  3(i)  of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).
4(i)     Second  Amended and Restated  Operating  Agreement  dated March 7, 2008
         (incorporated  by  reference  to  Exhibit  4(i) of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by the  Company  on March 21,
         2008).
9        Omitted - Inapplicable.

10.1     Agreement  dated  October  13,  2006 with  Bunge  North  America,  Inc.
         (incorporated by reference to Exhibit 10.1 of Registration Statement on
         Form 10/A filed by the  Company on October 23,  2008).  Portions of the
         Agreement  have been  omitted  pursuant to a request  for  confidential treatment.
10.2     Ethanol  Merchandising  Agreement  dated  November 1, 2006 with Lansing
         Ethanol  Services,  LLC  (incorporated  by reference to Exhibit 10.2 of
         Registration  Statement  on Form 10 filed by the Company on October 23,
         2008).  Portions  of the  Agreement  have been  omitted  pursuant  to a request for confidential treatment.
10.3     Assignment of Ethanol Merchandising Agreement dated May 2, 2007 between
         AgStar Financial Services, PCA and Southwest Iowa Renewable Energy, LLC
         (incorporated by reference to Exhibit 10.3 of Registration Statement on
         Form 10 filed by the Company on January 28, 2008).
10.4     Executed Steam Service Contract dated January 22, 2007 with MidAmerican
         Energy   Company   (incorporated   by  reference  to  Exhibit  10.4  of
         Registration Statement on Form 10/A filed by the Company on October 23,
         2008). Portions of the Contract have been omitted pursuant to a request for confidential treatment.
10.5     Assignment  of Steam  Service  Contract  dated  May 2, 2007 in favor of
         AgStar Financial  Services,  PCA  (incorporated by reference to Exhibit
         10.5 of  Registration  Statement  on Form 10  filed by the  Company  on
         January 28, 2008).
10.6     Electric  Service  Contract  dated  December 15, 2006 with  MidAmerican
         Energy   Company   (incorporated   by  reference  to  Exhibit  10.6  of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).
10.7     Assignment of Electric  Service  Contract dated May 2, 2007 in favor of
         AgStar Financial  Services,  PCA  (incorporated by reference to Exhibit
         10.7 of  Registration  Statement  on Form 10  filed by the  Company  on
         January 28, 2008).

10.8     Distillers  Grain Purchase  Agreement dated October 13, 2006 with Bunge
         North  America,  Inc.  (incorporated  by  reference  to Exhibit 10.8 of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).  Portions  of the  Agreement  have been  omitted  pursuant  to a request for confidential treatment.
10.9     Assignment of Distillers Grain Purchase  Agreement dated May 2, 2007 in favor of AgStar Financial  Services,  PCA (incorporated by reference to
         Exhibit 10.9 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.10    Grain   Feedstock   Agency   Agreement  dated  October  13,  2006  with
         AGRI-Bunge,   LLC  (incorporated  by  reference  to  Exhibit  10.10  of
         Registration  Statement  on Form 10 filed by the Company on October 23,
         2008).  Portions  of the  Agreement  have been  omitted  pursuant  to a request for confidential treatment.
10.11    Assignment of Grain Feedstock  Agency  Agreement dated May 2, 2007 with
         AgStar Financial  Services,  PCA  (incorporated by reference to Exhibit
         10.11 of  Registration  Statement  on Form 10 filed by the  Company  on
         January 28, 2008).
10.12    Agreement  between  Owner  and  Design/Builder  Based on The Basis of a
         Stipulated Price dated September 25, 2006 with ICM, Inc.  (incorporated by reference to Exhibit  10.12 of  Registration  Statement on Form 10/A
         filed by the Company on October 23,  2008).  Portions of the  Agreement
         have been omitted pursuant to a request for confidential treatment.
10.13    Railcar  Sublease  Agreement  dated  June 25,  2007  with  Bunge  North
         America,   Inc.   (incorporated   by  reference  to  Exhibit  10.13  of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).  Portions  of the  Agreement  have been  omitted  pursuant  to a request for confidential treatment.
10.14    Credit Agreement dated May 2, 2007 with AgStar Financial Services, PCA
         (incorporated by reference to Exhibit 10.14 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.15    Security  Agreement dated May 2, 2007 with AgStar Financial  Services,
         PCA  (incorporated  by  reference  to  Exhibit  10.15 of  Registration
         Statement on Form 10 filed by the Company on January 28, 2008).
10.16    Mortgage, Security Agreement Assignment of Rents and Leases and Fixture
         Filing  dated May 2, 2007 in favor of AgStar  Financial  Services,  PCA
         (incorporated  by reference to Exhibit 10.16 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.17    Environmental  Indemnity  Agreement  dated  May  2,  2007  with  AgStar
         Financial Services,  PCA (incorporated by reference to Exhibit 10.17 of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).
10.18    Convertible  Note  dated  May 2,  2007  in  favor  of  Monumental  Life
         Insurance  Company  (incorporated  by  reference  to  Exhibit  10.18 of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).
10.19    Convertible  Note  dated May 2, 2007 in favor of  Metlife  Bank,  N.A.
         (incorporated by reference to Exhibit 10.19 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.20    Convertible  Note  dated May 2, 2007 in favor of  Cooperative  Centrale
         Raiffeisen-Boerenleenbank,  B.A.  (incorporated by reference to Exhibit
         10.20 of  Registration  Statement  on Form 10 filed by the  Company  on
         January 28, 2008).
10.21    Convertible  Note  dated  May 2,  2007 in  favor of  Metropolitan  Life
         Insurance  Company  (incorporated  by  reference  to  Exhibit  10.21 of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).
10.22    Convertible  Note dated May 2, 2007 in favor of First National Bank of
         Omaha  (incorporated  by  reference to Exhibit  10.22 of  Registration
         Statement on Form 10 filed by the Company on January 28, 2008).
10.23    Revolving  Line  of  Credit  Note  in  favor  of  Cooperative  Centrale
         Raiffeisen-Boerenleenbank,  B.A.  (incorporated by reference to Exhibit
         10.23 of  Registration  Statement  on Form 10 filed by the  Company  on
         January 28, 2008).
10.24    Revolving Line of Credit Note in favor of Metropolitan  Life Insurance
         Company  (incorporated  by reference to Exhibit 10.24 of  Registration
         Statement on Form 10 filed by the Company on January 28, 2008).
10.25    Revolving Line of Credit Note in favor of First National Bank of Omaha
         (incorporated by reference to Exhibit 10.25 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.26    Term Revolving Note in favor of Metlife Bank,  N.A.  (incorporated  by reference to Exhibit 10.26 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.27    Term    Revolving    Note   in   favor   of    Cooperative    Centrale
         Raiffeisen-Boerenleenbank,  B.A. (incorporated by reference to Exhibit
         10.27 of  Registration  Statement  on Form 10 filed by the  Company on
         January 28, 2008).

10.28    Term Revolving Note in favor of  Metropolitan  Life Insurance  Company
         (incorporated by reference to Exhibit 10.28 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.29    Term  Revolving  Note  in  favor  of  First  National  Bank  of  Omaha
         (incorporated by reference to Exhibit 10.29 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.30    Lien  Subordination  Agreement  dated May 2, 2007 among  Southwest Iowa
         Renewable  Energy,  LLC,  AgStar  Financial  Services,   PCA  and  Iowa
         Department  of  Economic  Development  (incorporated  by  reference  to
         Exhibit 10.30 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
10.31    Value Added Agricultural Product Marketing  Development Grant Agreement
         dated November 3, 2006 with the United States of America  (incorporated by  reference  to Exhibit  10.31 of  Registration  Statement on Form 10
         filed by the Company on January 28, 2008).
10.32    Engineering  Services  Agreement  dated  November  27,  2006  with  HGM
         Associates,  Inc.  (incorporated  by  reference  to  Exhibit  10.32  of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008). Portions of the Contract have been omitted pursuant to a request for confidential treatment.
10.33    Fee  Letter  dated May 2, 2007 with  AgStar  Financial  Services,  PCA
         (incorporated by reference to Exhibit 10.33 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.34    Design-Build  Agreement  dated  December 18, 2006 with Todd T& Sargent,
         Inc.  (incorporated  by  reference  to Exhibit  10.34 of  Registration
         Statement on Form 10 filed by the Company on January 28, 2008).
10.35    Master  Contract  dated  November  21,  2006  with Iowa  Department  of
         Economic  Development  (incorporated  by reference to Exhibit  10.35 of
         Registration  Statement  on Form 10 filed by the Company on January 28,
         2008).
10.36    Employment   Agreement   dated   January  31,  2007  with  Mark  Drake
         (incorporated by reference to Exhibit 10.36 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.37    Letter   Agreement   dated  July  23,   2007  with   Cindy   Patterson
         (incorporated by reference to Exhibit 10.37 of Registration  Statement on Form 10 filed by the Company on January 28, 2008).
10.38    First  Amendment  to Credit  Agreement  dated March 7, 2008 with AgStar
         Financial Services,  PCA (incorporated by reference to Exhibit 10.38 of
         Amendment  No.  1 to  Registration  Statement  on Form 10  filed by the
         Company on March 21, 2008).
10.39    Amended  and  Restated  Disbursing  Agreement  dated March 7, 2008 with
         AgStar Financial  Services,  PCA  (incorporated by reference to Exhibit
         10.39 of Amendment No. 1 to Registration  Statement on Form 10 filed by the Company on March 21, 2008).
10.40    Promissory  Note dated  March 7, 2008 in favor of Commerce  Bank,  N.A
         (incorporated  by  reference to Exhibit  10.40 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by the  Company on March 21,
         2008).
10.41    Irrevocable  Standby  Letter of Credit  No.  S500381  made by UMB Bank,
         N.A., for the account of Bunge North America, Inc. in favor of Commerce
         Bank, N.A. dated March 10, 2008  (incorporated  by reference to Exhibit
         10.41 of Amendment No. 1 to Registration  Statement on Form 10 filed by the Company on March 21, 2008).
10.42    Irrevocable  Standby Letter of Credit No.  08SBLC0345  made by INTRUST
         Bank, N.A. for the account of ICM Inc. in favor of Commerce Bank, N.A.
         dated March 7, 2008  (incorporated  by reference  to Exhibit  10.42 of
         Amendment  No.  1 to  Registration  Statement  on Form 10 filed by the
         Company on March 21, 2008).
10.43    Allonge to  Revolving  Line of Credit  Note in favor of First  National
         Bank of Omaha dated March 7, 2008 (incorporated by reference to Exhibit
         10.43 of Amendment No. 1 to Registration  Statement on Form 10 filed by the Company on March 21, 2008).
10.44    Allonge  to  Revolving  Line of  Credit  Note in favor  of  Cooperative
         Centrale   Raiffeisen-Boerenleenbank,   B.A.,   dated   March  7,  2008
         (incorporated  by  reference  to Exhibit  10.44 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by the  Company  on March 21,
         2008).
10.45    Allonge to Revolving Line of Credit Note in favor of Metropolitan  Life
         Insurance  Company,  dated March 7, 2008  (incorporated by reference to
         Exhibit 10.45 of Amendment No. 1 to  Registration  Statement on Form 10
         filed by the Company on March 21, 2008).
10.46    Allonge to  Convertible  Note in favor of First National Bank of Omaha, dated March 7, 2008  (incorporated  by  reference  to Exhibit  10.46 of
         Amendment  No.  1 to  Registration  Statement  on Form 10  filed by the
         Company on March 21, 2008).

10.47    Allonge to  Convertible  Note in favor of Metlife  Bank,  N.A.,  dated
         March 7, 2008 (incorporated by reference to Exhibit 10.47 of Amendment
         No. 1 to  Registration  Statement  on Form 10 filed by the  Company on
         March 21, 2008).
10.48    Allonge to  Convertible  Note in favor of  Metropolitan  Life Insurance
         Company,  dated March 7, 2008  (incorporated  by  reference  to Exhibit
         10.48 of Amendment No. 1 to Registration  Statement on Form 10 filed by the Company on March 21, 2008).
10.49    Allonge  to  Convertible   Note  in  favor  of  Cooperative   Centrale
         Raiffeisen-Boerenleenbank,  B.A., dated March 7, 2008 (incorporated by reference  to  Exhibit  10.49  of  Amendment  No.  1  to  Registration
         Statement on Form 10 filed by the Company on March 21, 2008).
10.50    Allonge  to Term  Revolving  Note in favor of  First  National  Bank of
         Omaha,  dated March 7, 2008 (incorporated by reference to Exhibit 10.50 of Amendment  No. 1 to  Registration  Statement on Form 10 filed by the
         Company on March 21, 2008).
10.51    Allonge  to  Term  Revolving  Note in  favor  of  Cooperative  Centrale
         Raiffeisen-Boerenleenbank,  B.A., dated March 7, 2008  (incorporated by reference to Exhibit 10.51 of Amendment No. 1 to Registration Statement
         on Form 10 filed by the Company on March 21, 2008).
10.52    Allonge to Term Revolving Note in favor of Metlife Bank,  N.A.,  dated
         March 7, 2008 (incorporated by reference to Exhibit 10.52 of Amendment
         No. 1 to  Registration  Statement  on Form 10 filed by the  Company on
         March 21, 2008).
10.53    Allonge to Term Revolving Note in favor of Metropolitan  Life Insurance
         Company,  dated March 7, 2008  (incorporated  by  reference  to Exhibit
         10.53 of Amendment No. 1 to Registration  Statement on Form 10 filed by the Company on March 21, 2008).
10.54    Allonge  to  Convertible  Note in favor of  Monumental  Life  Insurance
         Company,  dated March 7, 2008  (incorporated  by  reference  to Exhibit
         10.54 of Amendment No. 1 to Registration  Statement on Form 10 filed by the Company on March 21, 2008).
10.55    Term Revolving Note in favor of Amarillo  National Bank  (incorporated by  reference  to Exhibit  10.55 of  Amendment  No. 1 to  Registration
         Statement on Form 10 filed by the Company on March 21, 2008).
10.56    Allonge to Term  Revolving  Note in favor of  Amarillo  National  Bank, dated March 7, 2008  (incorporated  by  reference  to Exhibit  10.56 of
         Amendment  No.  1 to  Registration  Statement  on Form 10  filed by the
         Company on March 21, 2008).
10.57    Convertible Note dated May 2, 2007, in favor of Amarillo National Bank
         (incorporated  by  reference to Exhibit  10.57 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by the  Company on March 21,
         2008).
10.58    Allonge to Convertible  Note in favor of Amarillo  National Bank, dated
         March 7, 2008  (incorporated by reference to Exhibit 10.58 of Amendment
         No. 1 to  Registration  Statement  on Form 10 filed by the  Company  on
         March 21, 2008).
10.59    Revolving  Line of  Credit  Note in favor of  Amarillo  National  Bank
         (incorporated  by  reference to Exhibit  10.59 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by the  Company on March 21,
         2008).
10.60    Allonge to Revolving Line of Credit Note in favor of Amarillo  National
         Bank,  dated March 7, 2008  (incorporated by reference to Exhibit 10.60 of Amendment  No. 1 to  Registration  Statement on Form 10 filed by the
         Company on March 21, 2008).
10.61    Series C Unit  Issuance  Agreement  dated March 7, 2008 with ICM, Inc.
         (incorporated  by  reference to Exhibit  10.61 of  Amendment  No. 1 to
         Registration  Statement  on Form 10 filed by the  Company on March 21,
         2008).
10.62    Series E Unit Issuance  Agreement dated March 7, 2008 with Bunge North
         America, Inc. (incorporated by reference to Exhibit 10.62 of Amendment
         No. 1 to  Registration  Statement  on Form 10 filed by the  Company on
         March 21, 2008).
10.63    Support  Services  Agreement  dated  January 30, 2008 with Bunge North
         America, Inc. (incorporated by reference to Exhibit 10.63 of Amendment
         No. 1 to  Registration  Statement  on Form 10 filed by the  Company on
         March 21, 2008).
10.64    Amendment No. 01 dated March 9, 2007 with Iowa  Department of Economic
         Development  (incorporated  by  reference  to Exhibit 10.2 of Form 8-K filed by the Company on June 10, 2006).
10.65    Amendment  No. 02 dated May 30, 2008 with Iowa  Department of Economic
         Development  (incorporated  by  reference  to Exhibit 10.1 of Form 8-K filed by the Company on June 10, 2006).
10.66    Industrial  Track  Agreement  dated  as of June  18,  2008  with  CBEC
         Railway,  Inc.  (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 25, 2006).

10.67    Base Agreement  dated August 27, 2008 between  Southwest Iowa Renewable
         Energy,  LLC and Cornerstone  Energy, LLC (incorporated by reference to
         Exhibit 10.1 of Form 8-K filed by the Company on September 2, 2008).
10.68    Lease Agreement dated December 15, 2008 with  Bunge North America, Inc.
         (incorporated  by  reference  to Exhibit  10.2 of Form 8-K filed by the
         Company on December 22, 2008).
10.69    Ethanol  Purchase  Agreement  dated December 15, 2008  with Bunge North
         America,  Inc. Portions of the Agreement have been  omitted pursuant to a  request for  confidential  treatment  (incorporated  by reference to
         Exhibit 10.3 of Form 8-K filed by the Company on December 22, 2008).
10.70    Risk Management  Services Agreement dated December 15, 2008  with Bunge
         North America, Inc. (incorporated by reference to  Exhibit 10.4 of Form
         8-K filed by the Company on December 22, 2008).
10.71    Base Agreement with Cornerstone Energy, LLC d/b/a Constellation Energy dated  August 27, 2008  (incorporated  by reference to Exhibit 10.1 of
         Report on Form 8-K filed by the Registrant on September 2, 2008).
10.72    Grain  Feedstock   Supply  Agreement  dated  December  15,  2008   with
         AGRI-Bunge,  LLC. Portions of the Agreement  have been omitted pursuant to a request for confidential treatment  (incorporated by  reference to
         Exhibit 10.1 of Form 8-K filed by the Company on December 22, 2008)..
11       Omitted - Inapplicable.
12       Omitted - Inapplicable.
13       Omitted - Inapplicable.
14       Omitted - Inapplicable.
16       Omitted - Inapplicable.
18       Omitted - Inapplicable.
21       Omitted - Inapplicable.
22       Omitted - Inapplicable.
23       Omitted - Inapplicable.
24       Omitted - Inapplicable.
31.1     Certification  (pursuant to Section 302 of the  Sarbanes-Oxley  Act of
         2002) executed by Chief Executive Officer.
31.2     Certification  (pursuant to Section 302 of the  Sarbanes-Oxley  Act of
         2002) executed by Chief Financial Officer.
32.1     Certification  (pursuant to Section 906 of the  Sarbanes-Oxley  Act of
         2002) executed by the Chief Executive Officer.
32.2     Certification  (pursuant to Section 906 of the  Sarbanes-Oxley  Act of
         2002) executed by the Chief Financial Officer.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: December 29, 2008                      /s/ Mark Drake
                                             -----------------------------------
                                             Mark Drake, President and Chief
                                             Executive Officer

Date: December 29, 2008                      /s/ Cindy Patterson
                                             -----------------------------------
                                             Cindy Patterson, Chief Financial
                                             Officer

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this
Report  has  been  signed  below  by the  following  persons  on  behalf  of the
Registrant in the capacities and on the dates indicated.

                  Signature                                                                  Date

/s/ Karol King
----------------------------------                                                     December 29, 2008
Karol King, Chairman of the Board

/s/ Ted Bauer
----------------------------------                                                     December 29, 2008
Ted Bauer, Director

/s/ Hubert Houser
----------------------------------                                                     December 29, 2008
Hubert Houser, Director

/s/ Michael Guttau
----------------------------------                                                     December 29, 2008
Michael Guttau, Director

/s/ Bailey Ragan
----------------------------------                                                     December 29, 2008
Bailey Ragan, Director

/s/ Michael Scharf
----------------------------------                                                     December 29, 2008
Michael Scharf, Director

/s/ Greg Krissek
----------------------------------                                                     December 29, 2008
Greg Krissek, Director