Form 10-Q
period 2008-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2009-02-17
CIK 1424844

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)

|X|  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934

For the quarterly period ended December 31, 2008

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

                 10868 189th Street, Council Bluffs, Iowa 51503
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (712) 366-0392
                                 --------------
              (Registrant's telephone number, including area code)

---------------------------------------------------------------------------------
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

As of January 31,  2009,  the issuer had 8,805  Series A Units,  3,334  Series B
Units, and 1,000 Series C Units issued and outstanding.

                                TABLE OF CONTENTS

                          PART I--FINANCIAL INFORMATION

Item Number          Item Matter                                                                      Page Number

Item 1.              Unaudited Financial  Statements . . . . . . . . . . . . . . . . . . . . . . . .       1

Item 2.              Management's Discussion and Analysis of Financial Condition and Results of
                     Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16

Item 4.              Controls  and  Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . .       24

                           PART II--OTHER INFORMATION

                          PART I--FINANCIAL INFORMATION

Item 1.           Financial Statements.

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)
Balance Sheets

                                                                        December 31, 2008                  September 30, 2008
                                                              -----------------------------------------------------------------------
ASSETS                                                                     (Unaudited)
 CURRENT ASSETS
       Cash and cash equivalents                              $                       1,840,772        $               6,557,394
       Restricted cash                                                                3,314,420                        3,289,949
       Due from broker                                                                1,447,694                              ---
       Prepaid expenses and other                                                       230,027                           43,261
       Inventory                                                                      7,520,931                              ---
                                                              -----------------------------------------------------------------------
               Total current assets                                                  14,353,844                        9,890,604
                                                              -----------------------------------------------------------------------

 PROPERTY AND EQUIPMENT
       Land                                                                           2,064,090                        2,064,090
       Construction in progress                                                     191,397,784                      172,745,278
       Office and other equipment                                                       496,912                          389,823
                                                              -------------------------------------------------------------------
                                                                                    193,958,786                      175,199,191
       Accumulated depreciation                                                        (44,773)                         (37,249)
                                                              -------------------------------------------------------------------
                                                                                    193,914,013                      175,161,942
                                                              -------------------------------------------------------------------
 OTHER ASSETS, Financing costs, net of amortization of                                2,877,494                        3,088,821
     $783,500 and $497,672                                    -------------------------------------------------------------------
                                                              $                     211,145,351       $              188,141,367
                                                              ===================================================================

              See Notes to Unaudited Financial Statements.

                                              Southwest Iowa Renewable Energy, LLC
                                                  (A Development Stage Company)
Balance Sheets

                                                                       December 31, 2008                    September 30, 2008
                                                           ----------------------------------------------------------------------
 LIABILITIES AND MEMBERS' EQUITY                                         (Unaudited)
 CURRENT LIABILITIES

        Accounts  payable                                   $                        3,861,010         $               6,260,253
        Retainage Payable                                                            7,576,316                         7,158,896
        Accrued expenses                                                             2,256,928                         1,672,950
        Derivative financial instruments                                               852,738                               ---
        Current maturities of long-term debt                                        37,282,975                        35,198,440
                                                           ----------------------------------------------------------------------
          Total current liabilities                                                 51,829,967                        50,290,539
                                                           ----------------------------------------------------------------------
 NONCURRENT LIABILITIES
        Long-term debt, less current maturities                                     87,675,151                        63,893,467
        Other                                                                          900,000                           900,000
                                                           ----------------------------------------------------------------------
                                                                                    88,575,151                        64,793,467
                                                           ----------------------------------------------------------------------
 COMMITMENTS

 MEMBERS' EQUITY
 Members' capital
                                                                                    76,474,111                        76,474,111
       (Deficit) accumulated during the development stage                          (5,733,878)                       (3,416,750)
                                                           ----------------------------------------------------------------------
                                                                                    70,740,233                        73,057,361
                                                           ----------------------------------------------------------------------
                                                            $                      211,145,351           $           188,141,367
                                                           ======================================================================

          See Notes to Unaudited Financial Statements.

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)

Statements of Operations (Unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                  Three Months         Three Months               March 28, 2005
                                                 Ended December            Ended              (Date of Inception) to
                                                    31, 2008         December 31, 2007          December 31, 2008
                                             --------------------------------------------------------------------------

Revenues                                     $               ---  $                ---     $                       ---
                                             --------------------------------------------------------------------------

General and administrative expenses                    1,711,629               598,246                       8,862,927
                                             --------------------------------------------------------------------------
(Loss) before other income                           (1,711,629)             (598,246)                     (8,862,927)
                                             --------------------------------------------------------------------------
Other income and (expense):
Grant                                                        ---                   ---                         305,994
Interest income                                           46,134                88,031                       3,431,026
Miscellaneous income                                       5,340                 5,035                          83,086
Realized and unrealized losses on                      (656,973)                   ---                       (656,973)
derivative instruments
Loss on disposal of property                                 ---                   ---                        (34,084)
                                             --------------------------------------------------------------------------
                                                       (605,499)               93,066                       3,129,049
                                             ---------------------------------------------------------------------------
Net (loss)                                   $       (2,317,128)    $        (505,180)     $               (5,733,878)
                                             ==========================================================================
Weighted average units outstanding                        13,139                13,139                           7,712
                                             ==========================================================================
Net (loss) per unit - basic and diluted      $         ($176.35)    $          (38.45)     $                  (743.50)
                                             ==========================================================================

See Notes to Unaudited Financial Statements.

                                           Southwest Iowa Renewable Energy, LLC
                                               (A Development Stage Company)

Statements of Members' Equity (Unaudited)
----------------------------------------------------------------------------------------------------------------------------
                                                                               Earnings
                                                                               (Deficit)
                                                                              Accumulated
                                                                               During the
                                                     Members' Capital       Development Stage                Total
                                                    ------------------------------------------------------------------------

Balance, March 28, 2005 (date of inception)         $              ---   $             ---   $                          ---
    Issuance of 285 Series A membership                        570,000                 ---                          570,000
    units
    Subscription receivable for 257 Series A                 (514,000)                 ---                        (514,000)
    membership units
Net (loss)                                                         ---            (29,634)                         (29,634)
                                                    ------------------------------------------------------------------------
Balance, September 30, 2005                                     56,000            (29,634)                           26,366
    Receipt of membership units subscribed                     514,000                ---                           514,000
    Issuance of 1,047 Series A membership                    5,202,000                ---                         5,202,000
    units
    Issuance of 1 Series B membership unit                       6,000                ---                             6,000
Net (loss)                                                                       (752,231)                        (752,231)
                                                    ------------------------------------------------------------------------
Balance, September 30, 2006                                  5,778,000           (781,865)                        4,996,135
    Issuance of 7,473 Series A membership                   44,838,000                 ---                       44,838,000
    units
    Issuance of 3,333 Series B membership                   19,998,000                 ---                       19,998,000
    units
    Issuance of 1,000 Series C membership                    6,000,000                 ---                        6,000,000
    units
Offering costs                                               (139,889)                 ---                        (139,889)
Net income                                                         ---           1,082,715                        1,082,715
                                                    ------------------------------------------------------------------------
Balance, September 30, 2007                                 76,474,111             300,850                       76,774,961
Net (loss)                                                         ---         (3,717,600)                      (3,717,600)
                                                    ------------------------------------------------------------------------
Balance, September 30, 2008                                 76,474,111         (3,416,750)                       73,057,361
Net (loss)                                                         ---         (2,317,128)                      (2,317,128)
                                                    ------------------------------------------------------------------------
Balance, December 31, 2008                          $       76,474,111   $     (5,733,878)   $                   70,740,233
                                                    ========================================================================

See Notes to Unaudited Financial Statements.

                      Southwest Iowa Renewable Energy, LLC
                          (A Development Stage Company)

Statements of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                              Three Months        Three Months         March 28, 2005
                                                                 Ended               Ended                (Date of
                                                              December 31,        December 31,         Inception) to
                                                                  2008                2007           December 31, 2008
                                                          --------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                $     (2,317,128)   $       (505,180)   $         (5,733,878)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
 Depreciation                                                         7,524               3,428                  44,773
 Loss on disposal of property                                           ---                 ---                  34,084
 Changes in working capital components:
 (Increase) in due from broker                                  (1,447,694)                 ---             (1,447,694)
 (Increase) decrease in prepaid expenses and other                (186,766)              81,971               (230,027)
 (Increase) in inventory                                        (7,520,931)                 ---             (7,520,931)
 Increase in other non-current liabilities                              ---                 ---                 900,000
 Increase in accounts and retainage payable                       1,387,472              18,103               1,549,560
 Increase in derivative financial instruments                       852,738                 ---                 852,738
 Increase (decrease) in accrued expenses                            (5,007)              71,830                 202,982
                                                          --------------------------------------------------------------
     Net cash (used in) operating activities                    (9,229,792)           (329,848)            (11,348,393)
                                                          --------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                            (20,951,788)        (13,929,101)           (181,719,055)
 Decrease in cash-held for plant construction                           ---          13,767,081                     ---
 Increase in restricted cash                                       (24,471)                 ---             (3,314,420)
 Proceeds from sale of property and equipment                           ---                 ---               1,415,541
                                                          --------------------------------------------------------------
   Net cash (used in) investing activities                    (20,976,259)            (162,020)           (183,617,934)
                                                          --------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of membership units                             ---                 ---              75,654,000
 Payments for financing costs                                      (74,501)             (3,188)             (2,700,994)
 Payments for offering costs                                            ---                 ---               (139,889)
 Proceeds from long-term borrowings                              25,568,930                 ---              91,213,899
 Proceeds from bridge loan                                              ---                 ---              34,100,000
 Payments on long-term borrowings                                   (5,000)             (5,000)             (1,319,917)
                                                          --------------------------------------------------------------
 Net cash provided by (used in) financing activities             25,489,429             (8,188)             196,807,099
                                                          --------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalents           (4,716,622)           (500,056)               1,840,772
CASH AND CASH EQUIVALENTS
  Beginning                                                       6,557,394           1,742,940                     ---
                                                          --------------------------------------------------------------
  Ending                                                  $       1,840,772   $       1,242,884   $           1,840,772
                                                          ==============================================================
SUPPLEMENTAL DISCLOSURES OF NONCASH OPERATING,
INVESTING AND FINANCING ACTIVITIES
 Construction in progress included in accounts and        $        9,887,766          24,410,087               9,887,766
 retainage payable
 Membership units issued for financing costs                            ---                 ---                  960,000
 Interest capitalized and included in long-term debt               1,394,063                ---                3,801,590
 and accruals

See Notes to Unaudited Financial Statements.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies

Principal  business   activity:   Southwest  Iowa  Renewable  Energy,  LLC  (the
"Company"),  located in Council  Bluffs,  Iowa, was formed in March 2005 to pool investors to build a 110 million gallon annual  production  dry mill  corn-based ethanol plant. As of December 31, 2008, the Company is in the development  stage with its efforts being principally devoted to organizational matters and nearing completion  of  plant  construction.  As of  February,  2009,  the  Company  has commenced limited operation of the ethanol plant as part of testing and bringing the plant into full operation.

Basis of presentation and other  information:  The balance sheet as of September
30, 2008 was derived from the  Company's  audited  balance as of that date.  The accompanying  financial statements as of and for the three months ended December
31, 2008 and 2007 are unaudited and reflect all  adjustments(consisting  only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial  position and operating results for the interim periods.  These unaudited financial  statements and notes should be read in conjunction with the audited financial  statements and notes thereto, for the year ended  September 30, 2008 contained in the Company's  Annual Report on Form
10-K.  The results of  operations  for the  interim  periods  presented  are not necessarily indicative of the results for the entire year.

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

   Risks and uncertainties:  The current U.S. recession has reduced the nation's demand for  energy.  The  bankruptcy  filing of one of the  industry's  major producers has resulted in great economic  uncertainty  about the viability of ethanol.  The  ethanol  boom of  recent  years  spurred  overcapacity  in the industry and  capacity is  currently  nearing the  Renewable  Fuels  Standard
   ("RFS") mandates.  The average national ethanol spot market price has plunged over 44% since July 2008.  The drop in crude oil prices  from a record $150 a barrel to its  recent  price of less than $40 a barrel  has  resulted  in the price of  reformulated  gasoline  blendstock  for  oxygen  blending  ("RBOB")
   dropping  below $1 per gallon in  December  2008.  With  ethanol  spot prices exceeding RBOB prices the economic  incentives for blenders to continue using ethanol  has become less  advantageous.  This could  result in a  significant reduction in the demand for ethanol.

   As such,  the Company  may need to evaluate  whether  crush  margins  will be sufficient  to  operate  the plant and  generate  enough  cash to cover  debt service. In the event crush margins become negative for an extended period of time,  the Company may be required to reduce  capacity or shut down the plant once operational.

   Inventory: Inventory consists primarily of corn and is stated at the lower of cost or  market  using the  first-in,  first-out  method.  Market is based on current  replacement  values  except  that it does not exceed net  realizable values  and it is not  less  than the net  realizable  values  reduced  by an allowance for normal profit margin.

   Derivative  financial   instruments:   The  Company  enters  into  derivative
   contracts to hedge the Company's exposure to price risk related to forecasted corn needs and  forward  corn  purchase  contracts.  The  Company  uses cash, futures and options  contracts to hedge  changes to the  commodity  prices of corn and ethanol.  All the derivative contracts are recognized on the balance sheet at their fair market value. We do not enter into these

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 1. Nature of Business and Significant Accounting Policies (continued)

   derivative financial instruments for trading or speculative purposes,  nor do we designate these contracts as hedges for accounting  purposes,  pursuant to the requirements of SFAS No. 133,  Accounting for Derivative  Instruments and
   Hedging  Activities.  Accordingly,  any realized or  unrealized  gain or loss related to these  derivative  instruments  is  recorded in the  statement  of operations  as a  component  of  non-operating  income  until  the  plant  is operational.  Once the plant is  operational,  these  gains or losses will be included in revenue if the contracts relate to ethanol and cost of revenue if the contracts relate to corn. During the three months ended December 31, 2008 and for the period from March 28, 2005 (date of  inception)  to December  31,
   2008,  the  Company  recorded a combined  realized  and  unrealized  loss for
   derivative  financial  instruments of ($656,973).  There   was no realized or
   unrealized  gain or loss during the three months  ended    December 31, 2007.
   The derivative financial  instruments liability of $852,738   at December 31,
   2008 is made up of 2,695,000 bushels.

   Income  taxes:  The Company has  elected to be treated as a  partnership  for federal and state  income tax purposes  and  generally  does not incur income taxes.  Instead, the Company's earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

   Net (loss) per unit:  (Loss) per unit have been  computed on the basis of the weighted average number of units outstanding during each period presented.

Note 2. Members' Equity

The Company was formed on March 28, 2005 to have a perpetual  life with no limit on the number of authorized  units. The Company was initially  capitalized by an aggregate of $570,000 in exchange for 285 Series A membership units. In December
2005, the Company issued an additional 360 Series A membership units in exchange for  $1,080,000.  In March  2006,  the  Company  completed  a private  placement offering  with one  membership  unit at $6,000  being at risk and the  remaining investment  held in escrow until closing of the offering.  The Company  approved and issued 687 Series A and one Series B at risk membership  units at $6,000 per unit for total proceeds of $4,128,000.  The offering was closed in November 2006 with the issuance of 7,313 Series A membership units,  3,333 Series B membership units and 1,000 Series C membership units for total proceeds of $69,876,000.

In May 2007, 25 Series A membership units were issued to a development group for its efforts to develop  the  project.  In  addition,  in May 2007,  135 Series A membership units were issued to a related party for its organizational services.

At December 31, 2008 and September 30, 2008 outstanding member units were:

----------------------------------------------------------------
A Units                                                    8,805
B Units                                                    3,334
C Units                                                    1,000

The  Series A, B and C unit  holders  all vote on  certain  matters  with  equal rights.  The Series C unit  holders as a group have the right to elect one Board member. The Series B unit holders as a group have the right to elect that number of Board  members  which  bears  the same  proportion  to the  total  number  of
Directors in relation to Series B outstanding units to total outstanding  units.
Series A unit holders as a group have the right to elect the remaining number of
Directors not elected by the Series C and B unit holders.

Effective  March 7, 2008,  the  Company  entered  into a Series C Unit  Issuance
Agreement (the "Series C Agreement")  with ICM, Inc. ("ICM") and a Series E Unit
Issuance  Agreement (the "Series E Agreement",  together with the

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 2. Members' Equity (continued)

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

Note 3. Construction and Revolving Loan/Credit Agreements

In May  2007 and  amended  as  noted  below,  the  Company  entered  into a loan commitment  with AgStar  Financial  Services,  PCA ("AgStar")  for  $126,000,000
senior  secured  debt,  consisting  of a  $111,000,000  construction  loan and a
$15,000,000  revolving line of credit under the terms of a Credit Agreement (the
"Credit  Agreement").  The  Credit  Agreement  also  provides  for a loan  up to
$1,000,000 on a revolving basis (the "Swingline Revolver"). Borrowings under the construction loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit  Agreement.  Upon completion of construction,  the construction  loan may be segmented  into two credit  facilities,  an amortizing term facility of $101,000,000 and a revolving term facility of $10,000,000. Upon conversion,  the Company has the option of converting  50% of the term note into fixed rate loans at the lender's bonds rate plus 3.25%.  The portion of the term loan not fixed and the term revolving line of credit will accrue  interest equal to LIBOR plus 3.45%.  The Credit  Agreement and Revolving Line of Credit require the  maintenance of certain  financial and  nonfinancial  covenants.  Borrowings under the  Credit  Agreement  are  collateralized  by  substantially  all of the
Company's  assets.  The  construction/revolving  term credit  facility  requires monthly principal  payments  starting the seventh month following  conversion of the  construction  loan to a term loan. The conversion will occur the earlier of
March 1 or 60 days  after  completion  of the  construction.  The  loan  will be amortized over 114 months and will mature five years after the conversion  date.
The revolving term credit  agreement  expires in five years after the conversion of the loan at which  time the  principal  outstanding  is due.  Borrowings  are subject  to  borrowing  base  restrictions,  and the Credit  Agreement  includes certain prepayment penalties.

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 3. Construction and Revolving Loan/Credit Agreements (continued)

In  December  2008,  the  Company  executed  a second  amendment  to the  Credit
Agreement  that granted the Company early access to the seasonal  Revolving Line of Credit (as defined in the Credit  Agreement).  A borrowing base limitation is included in the agreement that limits the availability of funds to the lesser of
$15,000,000  or  75  percent  of  eligible  accounts   receivable  and  eligible
inventory.  Letters  of credit can be drawn on the  seasonal  line of credit and cannot exceed  $5,000,000 in the  aggregate.  Additionally,  the Company  caused
AgStar to issue a Letter of Credit in favor of MidAmerican  Energy in the amount of $3,300,000.  The Letter of Credit was issued  against the Seasonal  Revolving
Line of Credit.  A third  amendment was executed on December 30, 2008, to change the definition of "Completion  Date" to the earlier of March 1, 2009 or the date a completion certificate is issued.

As of December 31, 2008 the outstanding  balance under the Credit  Agreement was approximately  $89,731,000.  In  addition  to all other  payments  due under the
Credit  Agreement,  the Company also agreed to pay,  beginning at the end of the third  fiscal  quarter  after the  Conversion  Date (as  defined  in the  Credit
Agreement),  the  amount  equal to 65% of the  Company's  Excess  Cash  Flow (as defined in the Credit  Agreement),  up to a total of  $4,000,000  per year,  and
$16,000,000 over the term of the Credit Agreement.

On March 7, 2008,  the  Company  amended the terms of the Credit  Agreement  and obtained a bridge  loan in the  maximum  principal  amount of  $36,000,000  (the
"Bridge  Loan").  The  Bridge  Loan debt is  secured  by two  letters of credit, described below.

Bunge  caused its bank to issue a letter of credit in the amount equal to 76% of the maximum  principal  amount of the Bridge Loan in favor of the Bridge  Lender
(the  "Bunge  LC"),  and ICM caused its  lender to  similarly  issue a letter of credit in the amount equal to 24% of the maximum  principal amount of the Bridge
Loan in favor of the Bridge  Lender (the "ICM LC" and,  together  with the Bunge
LC, the "LCs").  Both LCs expire on March 16, 2009,  and the Bridge  Lender will only draw  against  the LCs to the extent that the  Company  defaults  under the
Bridge Loan or if the Company has not repaid the Bridge Loan in full by March 1,
2009.  In the event the Bridge  Lender draws  against the LCs, the amounts drawn will be in proportion to Bunge's and ICM's respective ownership of the Company's
Units which are not Series A--76% and 24%,  respectively.  As the Company repays the principal of the Bridge Loan, the LCs' stated amounts will  automatically be reduced  in  the  same  proportion.  As of  December  31,  2008,  there  was  an outstanding  principal and interest balance of approximately  $35,064,000  under the Bridge Loan.

The Company has  requested  an  extension  from both Bunge and ICM on the LCs to extend the Bridge Loan. The Company is currently working with Bunge, ICM and all banks involved to draft documents for extension of the Bridge Loan.

In connection  with the Bridge Loan, the Company  entered into the Unit Issuance
Agreements  with Bunge and ICM,  which govern the  Company's  repayment of Bunge and/or  ICM,  as the case may be, in the event the LCs are drawn  upon (see Note
2).

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 4. Long-Term Debt

Long-term  debt  consists of the following as of December 31, 2008 and September
30, 2008:
                                                                             December 31, 2008      September 30, 2008
                                                                             ------------------     --------------------
$200,000 Note payable to Iowa Department Economic Development ("IDED")
non-interest bearing monthly payments of $1,667 due through maturity
date of March 2012 on non-forgivable portion (A)                          $       163,333        $         168,333

Bridge Loan  bearing  interest at LIBOR plus .80% (1.24% at December  31,
2008) through  maturity on March 1, 2009 secured by two letters of credit
as described in Note 3.                                                         35,064,144              34,761,857

Construction loan payable to AgStar bearing interest at LIBOR plus
3.65% (4.09% at December 31, 2008).  See maturity discussed in Note 3.          89,730,649              64,161,717
                                                                         -----------------------------------------------
                                                                                124,958,126             99,091,907
Less current maturities                                                        (37,282,975)           (35,198,440)
                                                                         -----------------------------------------------
                                                                          $     87,675,151       $      63,893,467
                                                                         ===============================================

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

Note 5.   Related-Party Transactions

In September  2005, the Company  entered into an agreement that expired May 2007
(and was not  renewed)  with a  management  company  that  included a member and director,  for project development  services for a monthly fee of $10,000,  plus actual travel and other approved expenses.  The agreement also included a fee of up to $1,600,000 for securing financing for the construction of a 110 gallon per year ethanol  facility.  Financial close of the project occurred during the year ended September 30, 2007 and 135 Series A membership  units were issued directly to the party's  principals for $810,000 of the $1,600,000  fee. The total fee of
$1,600,000 has been capitalized as financing costs.

In September 2006, the Company entered into a design-build agreement with ICM, a related  party and a member of the  Company,  for a lump-sum  contract  price of
$118,000,000  (the "ICM  Contract").  Under the ICM  Contract,  the  Company was
required  to make a down  payment of 10% of the  original  contract  price which
$2,000,000 was paid at

Southwest Iowa Renewable Energy, LLC (A Development Stage
Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 5.   Related-Party Transactions (continued)

the  delivery  of the letter of intent,  an  additional  $2,000,000  was paid in
November 2006 when the Company broke escrow and the remaining  $7,800,000 of the
10% was paid in  January  2007.  Monthly  applications  are  submitted  for work performed,  subject to retainage.  As of December 31, 2008 and 2007, the Company incurred approximately $144,520,000 and $64,053,000 of construction in progress, respectively  under the ICM  Contract.  A total of  $9,089,000  is  included  in retainage and accounts payable as of December 31, 2008.

The Company  entered into an  agreement  in October  2006 with Bunge,  a related party and a member of the  Company,  to purchase all of the  distiller's  grains with soluble ("DGS")  produced by the plant (the "DGS  Agreement").  The Company agreed to pay a purchase price subject to the sales price, transportation costs, rail lease charge and a fixed rate  marketing fee for the DGS produced.  The DGS
Agreement  commences when the Company begins producing DGS and continues for ten years when it will automatically renew for successive  three-year terms unless a
180-day  written notice is given of either party's  election not to renew before the  expiration  of the  initial  term or the  then  current  renewal  term.  In
addition,   the  Company  is  required  to  deliver  written  estimates  of  its anticipated  production  annually and monthly.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on the third anniversary of the  effective  date of the DGS  Agreement and  thereafter,  the annual  minimum amount  and the  purchase  price  may be  adjusted  based  on terms  within  the contract.  Either party may terminate the agreement based on specific guidelines in the DGS Agreement.

On January  30,  2008,  the Company and Bunge  entered  into a Support  Services
Agreement  (the  "Support  Services  Agreement"),  under which  Bunge  agreed to provide  engineering  support to the project,  provide  reports to the Company's lender and assist the Company with requests by the lender's  agent.  The Company will pay, in addition  to Bunge's out of pocket  expenses,  an hourly fee of $95 for such services. The Support Services Agreement terminates upon the earlier of completion  of the ethanol  plant or December 31, 2008.  Bunge may terminate the
Support  Services  Agreement at any time,  and the Company may  terminate  under specified circumstances.  Expenses for the three month period ended December 31,
2008 and 2007,  and for the period  from March 28, 2005 (date of  inception)  to
December 31, 2008 were approximately $21,000, none, and $135,000, respectively.

In December 2008,  the Company and Bunge entered into other various  agreements.
Under a Lease  Agreement  (the "Lease  Agreement"),  the Company has leased from
Bunge a grain  elevator  located  in Council  Bluffs,  Iowa,  for  approximately
$67,000 per month.  Expenses for the three month period ended December 31, 2008, and for the period from March 28, 2005 (date of  inception) to December 31, 2008 were approximately  $33,000, and $33,000,  respectively.  In connection with the
Lease  Agreement,  the Company  entered into a grain purchase  agreement,  under which the Company  agreed to purchase the grain  inventory at the grain elevator and the grain inventory located in the Company's  on-site storage facility.  The
Company  purchased  approximately  1,900,000  bushels of corn at an  approximate market value of $6,980,000.

Under an Ethanol  Purchase  Agreement (the "Ethanol  Purchase  Agreement"),  the
Company  has agreed to sell Bunge all of the  ethanol  produced  at the  ethanol plant,  and Bunge has agreed to purchase  the same,  up to the  ethanol  plant's nameplate  capacity of 110,000,000  gallons a year. The Company will pay Bunge a per-gallon  fee for ethanol sold by Bunge for the Company under this  agreement, subject to a minimum annual fee of $750,000 and adjusted  according to specified indexes  after  three  years.  The  initial  term of the  agreement,  which will commence upon the termination of that Ethanol  Merchandising  Agreement  between the  Company  and  Lansing  Ethanol  Services,  LLC,  is three years and it will automatically  renew for successive  three-year  terms unless one party provides the other with notice of their  election to terminate  180 days prior to the end of the term.

Under a Risk  Management  Services  Agreement  (the  "Risk  Management  Services
Agreement"), Bunge has agreed to provide the Company with assistance in managing its commodity  price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will  automatically  renew for successive  three year terms,  unless one party  provides  the other  notice of their  election to terminate 180 days prior to the end of the term. The agreement is

Southwest Iowa Renewable Energy, LLC (A Development Stage
Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 5.   Related-Party Transactions (continued)

effective January 1, 2009 and therefore, no fees have been paid or accrued under this agreement as of December 31, 2008.

In October 2006,  the Company  entered into an agreement with a company in which
Bunge  holds a  membership  interest,  AGRI-Bunge,  LLC,  to  procure  all grain required for the Company's  ethanol  plant.  The Company agreed to pay an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum  annual fee. On December  15, 2008,  this  agreement  was  temporarily suspended and replaced with a grain supply  agreement  between the parties.  The revised  agreement  has a  term  of  ten  years  and  automatically  renews  for successive  three-year  terms unless a 180-day written notice is given by either party.  The Company  agreed to pay an annual  minimum fee of $675,000  under the revised agreement. No fees are due as the plant is not currently operational.

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

The Company entered into a contract with an unrelated party for  construction of a rail line in November 2007. The original  contract amount was for $971,565 and a change  order was issued July 2008 in the amount of  $227,671.  As of December
31,  2008,  $821,198 has been paid with $ 378,038  remaining  in the  contracted price.  Approximately $107,000 was included in accounts and retainage payable at
December 31, 2008.

The Company entered into a contract with an unrelated party in July 2008 for the
construction   of  parking  lots  and  roads.   The  contract   amount  was  for
approximately $1,274,000. As of December 31, 2008, $1,181,000 has been paid with
$93,000 remaining in the contracted price.  Approximately  $114,000 was included in accounts and retainage payable at December 31, 2008.

The Company  entered into a contract in March 2008 with an  unrelated  party for installation of the electrical system for the plant's grain storage and handling system. The contract amount is $1,114,000.  As of December 31, 2008,  $1,004,000 has been paid with  approximately  $109,000  included  in  accounts  payable  at
December 31, 2008.

The Company  entered into various other  contracts  during 2007 and 2008 for the construction for the ethanol plant, office building,  rail track and acquisition of equipment  totaling  approximately  $2,600,000.  With a future  commitment of approximately  $316,000 as of December 31, 2008, which is expected to be paid in calendar 2009. Of this total, approximately $167,000 is included in accounts and retainage payable as of December 31, 2008.

In November 2006, the Company entered into an agreement with an unrelated entity for  marketing,  selling and  distributing  all of the  ethanol  produced by the
Company.  The Company will pay a fee mutually agreed to by both parties for each gallon of ethanol  sold.  The Company  intends to give notice that the  contract will  be  terminated  six  months  after  the  start  of  ethanol  manufacturing operations.  There are no penalties involved with terminating this agreement. As of December 31, 2008,  the ethanol plant is not  operational  and no amounts are due under this agreement.

The Company has entered  into a steam  contract  with an  unrelated  party dated
January  22,  2007.  The  agreement  was  amended  October  2008 to  modify  the circumstances  under  which the steam  service  can be  interrupted.  The vendor agreed to provide the steam  required by the Company,  up to 475,000  pounds per hour.  The  Company  agreed to pay a

Southwest  Iowa  Renewable  Energy,  LLC (A
Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 6. Commitments (continued)

net energy rate for all steam service  provided  under the steam  contract and a monthly  demand charge for  condensate  not returned  (steam  delivered less the condensation  returned.)  The net energy  rate is set for the first  three years then  adjusted  each year  beginning on the third  anniversary  date.  The steam contract  will  remain in effect for ten years from the  earlier of the date the
Company commences a continuous grind of corn for ethanol production, or February
1, 2009.  As of December 31, 2008,  no expenses  have been  incurred  under this agreement.

In October,  2007 the  Company  entered  into an  agreement  with an  investment banking  firm, an unrelated  party,  to assist in obtaining  additional  equity.
While the Bridge Loan is not due until March 1, 2009,  the Company's  goal is to raise  sufficient  equity to replace  the Bridge Loan as soon as  possible.  The
Company  will pay a monthly  fee of $10,000 for the  services of the  investment banking firm until the  agreement is terminated by both parties or the equity is secured. As of October 2008, the Company temporarily suspended the agreement due to the current  credit  market  conditions.  Expenses for the three month period ended  December 31, 2008 and 2007,  and for the period from March 28, 2005 (date of  inception)  to December  31,  2008,  were  $10,000,  $55,000  and  $505,000, respectively.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas  supplier,  an unrelated  party,  under which the vendor agreed to provide the gas  required  by the  Company,  up to 900 Dth per day.  The Company
agreed to pay the maximum  reservation and commodity rates as provided under the vendor's  FERC  Gas  Tariff  as  revised  from  time to  time,  as well as other additional  charges.  The agreement  specifies an in-service  date of October 1,
2008, and the term of the agreement is seven years. Expenses for the three month period ended  December 31, 2008 and 2007, and for the period from March 28, 2005
(date of  inception)  to  December  31,  2008 were  $52,400,  none and  $52,400, respectively.

In March, 2008, the Company entered into the Unit Issuance Agreements,  pursuant to  which  the  Company  has  agreed  to pay  Bunge  and ICM  each a fee for the issuances  of their  respective  LCs equal to 6% per annum of the  undrawn  face amount  of their  respective  LCs for a total  annual  amount  of  approximately
$2,160,000.  For the three  months  ended  December  31, 2008 and for the period
March 28, 2005 (date of inception) to December 31, 2008, the Company capitalized
$552,000 and $1,800,000, respectively, for interest related to the Unit Issuance
Agreements. No payments have been made under these agreements as of December 31,
2008.

In January,  2007, the Company  entered into an agreement  with Iowa  Interstate
Railroad,  LTD to provide the  transportation of the Company's  commodities from
Council  Bluffs,  Iowa  to an  agreed  upon  customer  location.  The  agreement
commences   on  the  date  that  the   contract   is  approved  by  the  Surface
Transportation  Board,  then it continues for five years and will  automatically renew for  additional  one year periods  unless  cancelled by either party.  The
Company agreed to pay a mutually agreed upon rate per car.

In July 2008,  the Company  entered into a services  agreement with an unrelated party.  Under the terms of the agreement,  the vendor will provide operation and maintenance  services of the Company's natural gas border station. The agreement became  effective  in  November  2008 and has a term of one year.  For the three months  ended  December  31,  2008 and for the  period  March 28,  2005 (date of inception)  to December 31, 2008,  the Company has incurred an expense of $5,000 under this agreement.

In August 2008, the Company  entered into an agreement  with an unrelated  party which  establishes  terms  governing the Company's  purchase of natural gas. The agreement  commenced in August 2008 and has a term of two years. The Company has incurred no expense under this contract as of December 31, 2008.

As of December  31,  2008,  the Company has  several  corn cash  contracts  with unrelated parties  amounting to 699,820 bushels,  for a commitment of $3,005,000 and several basis contracts representing  approximately 395,000 bushels of corn.
The contracts mature on various dates through December 2010.

Note 7.  Fair Value Measurement

Effective  October 1, 2008,  the Company  adopted FASB  Statement  No. 157, Fair
Value Measurements (SFAS No. 157), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 7.  Fair Value Measurement (continued)

No.  157  applies  to all  financial  instruments  that are being  measured  and reported on a fair value basis.  There were no material financial impacts to the
Company's adoption of SFAS No. 157.

As defined in SFAS No.  157,  fair value is the price that would be  received to sell an asset or paid to transfer a liability in an orderly  transaction between market  participants at the  measurement  date. In determining  fair value,  the
Company uses various methods including market, income and cost approaches. Based on these approaches,  the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability,  including assumptions about risk and/or the risks  inherent in the inputs to the valuation  technique.
These  inputs  can be  readily  observable,  market-corroborated,  or  generally unobservable inputs. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable  inputs.  Based on the observability of the inputs used in the valuation techniques, the Company is required  to  provide  the  following  information  according  to the fair value hierarchy.  The fair value  hierarchy  ranks the quality and  reliability of the information  used to determine  fair values.  Financial  assets and  liabilities carried at fair value will be  classified  and disclosed in one of the following three categories:

  Level 1 -    Valuations  for assets and  liabilities  traded in active markets from readily  available  pricing sources for market  transactions involving identical assets or liabilities.

  Level 2 -    Valuations  for  assets  and  liabilities  traded in less  active
               dealer  or  broker   markets.   Valuations   are  obtained   from
               third-party  pricing  services for identical or similar assets or liabilities.

  Level 3 -    Valuations  incorporate  certain  assumptions  and projections in
               determining   the  fair  value   assigned   to  such   assets  or
               liabilities.

A description of the valuation  methodologies  used for instruments  measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy,  is set forth below. These valuation methodologies were applied  to all of the  Company's  financial  assets and  financial  liabilities carried at fair value.

The following table summarizes financial liabilities measured at fair value on a recurring  basis  as of  December  31,  2008,  segregated  by the  level  of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Derivative  financial  statements.  Commodity  futures contracts are reported at fair value utilizing Level 1 inputs.  For these  contracts,  the Company obtains fair value  measurements  from an independent  pricing  service.  The fair value measurements  consider  observable  data that may include dealer quotes and live trading levels from the CBOT and NYMEX markets.

                                                    Total          Level 1      Level 2      Level 3
                                               ----------------- ------------ ------------- ----------

Liability, derivative financial instruments       (852,738)        (852,738)        ---        ---

Southwest Iowa Renewable Energy, LLC
(A Development Stage Company)

Notes to Unaudited Financial Statements
--------------------------------------------------------------------------------

Note 8.  Subsequent Events

On February  1, 2009,  the Base  Agreement  dated  August 27,  2008  between the
Company and Constellation  NewEnergy was amended to provide  additional  natural gas during  periods  when steam is  interrupted  from  MidAmerican  Energy.  The amendment  requires  an annual fee of  $225,000  and is  payable on a  quarterly basis.

Subsequent to December 31, 2008 and in February,  2009,  the ethanol plant began limited  operations  as part  of  testing  and  bringing  the  plant  into  full operation.

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
Based upon  engineering  specifications  from ICM, our primary  constructor,  we expect the Facility to process  approximately  39.3 million  bushels of corn per year into 110 million  gallons of denatured fuel grade ethanol,  300,000 tons of distillers' dry grains with solubles ("DDGS") and 50,000 tons of wet distillers'
grains with solubles ("WDGS," together with DDGS, "Distillers Grains"). The fuel grade  ethanol  will  be  sold in  markets  throughout  the  United  States  and
Distillers   Grains   sold  in  markets   throughout   the  United   States  and
internationally.  To execute our business  plan, we raised  capital  through two offerings--an  initial seed round in the fourth  quarter of 2005 and a secondary round  in the  first  quarter  of  2006.  With the  proceeds  of our two  equity offerings,  we began  construction  of our  Facility in  February  of 2007.  The
Facility  began  limited  operation  in  February,  2009 as part of testing  and bringing  the plant into full  operation,  and there are only two areas that are not complete as of this filing:

     •    Back-up  boilers:  Our  revised  air permit  was  issued  mid-December allowing us to complete  construction  of our permanent  backup boiler system.  This back-up system is expected to be operational by March 1,
          2009 and will have the  capacity to supply  100% of our plant's  steam needs in the event of a Mid America Energy shutdown.
     •    Site  paving:  A few areas will be  completed  in the  spring,  due to weather.

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
     As of  December  31,  2008,  we  have  drawn  $35,064,000  for  payment  of construction in progress and interest on the Bridge Loan.

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

     The Bridge Loan is due March 1, 2009. We have requested an extension of the
Bridge Loan arrangement from Bridge Lender,  AgStar,  Bunge and ICM and drafting documents for the extension is currently underway.

Results of Operations

     For the three month periods  ended  December 31, 2008 and 2007, we incurred net losses of approximately ($2,317,000) and ($505,000),  respectively.  We have incurred an accumulated net loss of  approximately  ($5,734,000)  for the period
March 28, 2005 (date of inception)  through December 31, 2008. These losses were incurred for general and  administrative  expenses  relating to organization and development  as we continue to construct  our plant.  We recorded a net realized
and  unrealized  loss  of  ($656,973)  for  corn  hedging  contracts,   for  the
three-month  period  ending  December 31, 2008 and for the period from March 28,
2005 (date of inception) through December 31, 2008, respectively.

Liquidity and Capital Resources

     We  intend  to  rely  on our  current  equity  and  available  debt to fund completion of the project,  cover start-up costs and purchase inventory prior to our  operational  date. We will seek to issue equity to replace the Bridge Loan, as described above.  However, if we are not successful in raising equity or debt from  third  parties  to  replace  the  Bridge  Loan,  it will be  converted  to additional Series C and Series E Units. Under the terms of the Credit Agreement, as of December 31, 2008 we have drawn approximately $89,731,000 under the Credit
Agreement  and have  also  drawn  approximately  $35,064,000  of  principal  and interest under the Bridge Loan. We anticipate  that our working  capital will be tight  because  of  the  implementation  of a 75%  borrowing  base  on  accounts receivable  and  inventory in an amendment  to the Credit  Agreement  that could significantly reduce cash available for draws.

     Once  operational,  we believe  operating  margins  will be very tight.  We anticipate  that cash flow from  operations  will allow us to make our  interest payments,  but may not be adequate to service our  principal  payments.  We have requested  that  AgStar  delay  the start  date of  principal  payments.  If the extension is granted,  principal payments under the Credit Agreement,  presently scheduled to begin December 1, 2009, would be extended an additional six months, to June 1, 2010.

     We executed a second  amendment  to our Credit  Agreement  on December  19,
2008, that granted us early access to our seasonal Revolving Line of Credit. The amendment  allows access to the funds prior to the plant being  operational  and includes a borrowing base limitation  which limits the  availability of funds to the lesser of  $15,000,000 or 75% of eligible  accounts  receivable and eligible inventory. We can use this line of credit to hedge corn, natural gas and ethanol futures. The volatility in the commodities markets recently has resulted in wide swings in margins for ethanol  production.  If additional  working  capital were available, we would be able to more effectively reduce the impact of commodities volatility.

     Cash (used in)  operations  for the three month period  ended  December 31,
2008 and December 31, 2007, and from March 28, 2005 (date of inception)  through
December 31, 2008, was ($9,229,792), ($329,848) and ($11,348,393), respectively.
Cash has been used primarily for  pre-operational  and administrative  expenses.
For the three month  period ended  December 31, 2008 and December 31, 2007,  and from March 28, 2005 (date of inception) through December 31, 2008, net cash used in  investing  activities  was  ($20,976,259),  ($162,020)  and  ($183,617,934),
respectively, primarily related to the construction of our plant. Cash (used in)
operations  increased  significantly for the three-month  period ending December
31,  2008  due  to the  purchase  of  inventories  of  corn  and  chemicals  for operations.

     Cash for the period  ending  December 31, 2008 was provided by advance from our construction loan. We used cash of $8,188 for the period ending December 31,
2007 to fund  financing  costs and pay down on the  Master  Contract  (the "IDED
Contract") with the Iowa Department Economic Development (the "IDED"), effective
November 21, 2006 and amended June 5, 2008.  For the three month  periods  ended
December  31,  2008 and  December  31,  2007,  and from March 28,  2005 (date of inception)  through  December 31,  2008,  cash  provided by (used in)  financing activities was $25,489,429,  ($8,188) and $196,807,099,  respectively. This cash was generated  through our equity  financing of $75,654,000,  the Bridge Loan of
$34,100,000 and $89,731,000 from our construction loan.

Trends and Uncertainties Impacting Ethanol Industry and Our Future Operations

     Our operations are highly dependent on commodity prices,  especially prices for corn,  ethanol,  distiller's  grains and  natural  gas. As a result of price
volatility  for  these   commodities,   our  operating   results  may  fluctuate
substantially.  The price and  availability  of corn are subject to  significant fluctuations  depending upon a number of factors that affect commodity prices in general, including crop conditions,  weather,  governmental programs and foreign purchases.  We may  experience  increasing  costs for corn and  natural  gas and decreasing  prices for ethanol and distillers  grains which could  significantly impact  our  operating  results.  Because  the  market  price of  ethanol is not directly  related to corn prices,  ethanol  producers  are generally not able to compensate  for increases in the cost of corn feedstock  through  adjustments in prices charged for ethanol.  Based on recent forward prices of corn and ethanol, it is possible  that in the future we may be  operating  the  Facility at low to negative operating margins. At this time, we plan to commence operations even if we are not  immediately  profitable,  but we will  continue to monitor  corn and ethanol prices and their effect on our longer-term profitability.

     The price of corn has been very  volatile  during the past year.  Since the end of fiscal 2007, the Chicago  Mercantile  Exchange  ("CME")  near-month  corn price has risen above $7.00 per bushel.  The CME near-month corn price for March
2009 was $3.97 per bushel.  We believe the increase in corn prices was primarily due to  export  demand,  speculation,  ethanol  demand  and  current  production concerns.  Higher corn prices will  negatively  affect our costs of  production.
However, we also believe that higher corn prices may, depending on the prices of alternative  crops,  encourage farmers to plant more acres of corn in the coming years and  possibly  divert  land in the  Conservation  Reserve  Program to corn production.  We believe an increase  in land  devoted to corn  production  could reduce the price of corn to some extent in the future.

     The United States Department of Agriculture ("USDA") is projecting a higher carryout for corn this year due to smaller than  expected  usage for ethanol and exports.  The USDA  report  for crop  year 2008 (the  period of  September  2008 through  August 2009) has  projected  the  season-average  farm price of corn at
$3.55 to $4.25 per bushel.  We feel that there will continue to be volatility in the corn market.  The report  projected corn inventory to be 316 million bushels
(a decrease from the prior year's report), corn used in ethanol production to be
3,600 million  bushels (a decrease by 100 million  bushels from the prior year's report) and corn exports to be 1,750  million  bushels (a decrease by 50 million bushels  from the prior  year's  report).  Assuming no  significant  increase in speculative investing  activities,  these projections would indicate corn prices could continue to decline.

     Historically,  ethanol  prices have tended to track the wholesale  price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years,  according to ProExporter,  the average U.S.  ethanol  wholesale price was $2.13 per gallon. For the same time period, the average U.S. wholesale gasoline price was $2.45 per gallon.  During the last six months of fiscal 2008, the average U.S.  ethanol price was $2.26 per gallon.  For the same time period,
U.S. gasoline prices have averaged $2.03 per gallon, or approximately  $0.23 per gallon below  ethanol  prices.  In December  2008,  JP Morgan cut its 2009 price target  for oil to $43 a barrel  from $69,  citing  "deterioration  in the world economic  environment and the ensuing sharp  contraction in global oil demand in both 2008 and 2009". If corn were to average $4.00 per bushel,  we would need to generate  an  average  netback  of $1.65 per  gallon to be able to  service  our interest and  principal  payments.  Netback is the sales price minus all freight charges, storage charges or marketing fees.

     Federal policy has a significant  impact on ethanol market demand.  Ethanol blenders  benefit from incentives  that encourage  ethanol usage and a tariff on imported ethanol  supports the domestic  industry.  Additionally,  the Renewable
Fuels Standard ("RFS") mandates  increased level of usage of both corn-based and cellulosic ethanol.  The RFS policies were challenged in a proceeding at the EPA by the  State of  Texas.  The  State of Texas  sought a waiver of 50% of the RFS mandate because of the economic impact of high corn prices.  The EPA denied this request in early August, 2008. Any adverse ruling in the future on any other RFS waiver request could have an adverse impact on short-term ethanol prices.

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

Competition

     There are many other  ethanol  projects in Iowa and  Nebraska  that compete with us for limited resources including investors and key business relationships with suppliers and purchasers.  Ethanol is a commodity product, like corn, which means our ethanol plant  competes  with other ethanol  producers on the basis of price and, to a lesser  extent,  delivery  service.  We believe  our  Facility's location  offers an advantage over other ethanol  producers in that it has ready access by rail to both local and national markets.

     Until very  recently,  excess  capacity in the ethanol  industry has had an adverse effect on many plants'  results of operations,  cash flows and financial conditions,  as market forces have already  reduced the  profitability  of other currently  operational  ethanol companies.  According to the March 2009 issue of
Ethanol Producer's Magazine there are currently 32 plants that are not producing ethanol.  Many of these plants may have halted production because of unfavorable cost-of-production/sale  price  conditions.  There  is  speculation  within  the ethanol industry that several  additional plants will close and that many plants under development will not be completed.

     In a  manufacturing  industry,  producers  have an incentive to manufacture additional  products  so long as the sale price  exceeds  the  marginal  cost of production  (i.e.,  the cost of producing only the next unit,  without regard to interest,  overhead or fixed costs).  This incentive can disappear if the market price of ethanol is reduced to a level that is inadequate to generate sufficient cash flow to cover costs of production.

     Finally,  alternative fuels and ethanol  production methods are continually under  development by other parties,  including other ethanol  producers and oil companies,  with far greater resources than us and who can influence legislation and public  perception  of ethanol.  New ethanol  products or methods of ethanol production  developed by larger and  better-financed  competitors  could provide them competitive advantages and harm our business.

Sources of Funds

     The total project cost to construct our Facility and commence operations is currently estimated to be approximately  $225,000,000.  To date, we have planned to finance the  construction  of the Facility with a  combination  of equity and debt capital.  We initially  raised  equity from our seed capital  investors and completed a secondary  private  offering in March 2006. We intend to draw on our debt financing  under the terms of the Credit  Agreement and the Bridge Loan. We have also  received  grant  income  from the USDA and a loan from the IDED.  The following  schedule  sets forth the  sources  of funds from our equity  offering
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
------------------------------------------------------------------------------------------------------------------
Total                                                                         $    224,635,000               100%

     Other Income

     In addition to our equity  financing,  the Credit  Agreement and the Bridge
Loan, we have earned interest,  rent, grant and other income of $51,000, $93,065 and $3,821,000 for the three-month periods ending December 31, 2008 and December
31, 2007, and from date of inception,  respectively. We had significant interest income  from  equity  contributions  prior to  construction  of the  plant.  The remainder of the income was from the USDA grant discussed below.

     Debt Financing

     In May 2007, we closed on our debt  financing  with AgStar as agent for the
Lenders. Our debt financing is principally governed by the Credit Agreement with the Lenders,  along with other  agreements,  which were amended March 7, 2008 in
connection  with  the  Bridge  Loan.  The  Credit  Agreement   provides  for  an
$111,000,000  construction  loan  which is  convertible  into a term  loan  (the
"Construction Loan"), at a variable interest rate of LIBOR (the London Interbank
Offered  Rate) plus 3.65%.  The Credit  Agreement  requires that we make monthly principal  payments  commencing seven months following the date the Construction
Loan converts to a term loan (60 days after  completion of  construction  of the
Facility) (the "Conversion  Date"). On the Conversion Date, the Credit Agreement
provides that the Construction  Loan will be converted into a term loan of up to
$101,000,000  (the "Term Loan") and a term  revolving  loan of up to $10,000,000
(the "Term Revolver"); and up to 50% of the outstanding Construction Loan can be converted to a fixed rate term loan ("Fixed Rate Loan"). In addition, the Credit
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

     In December  2008, we issued a Letter of Credit in the favor of MidAmerican
Energy in the amount of  $3,300,000  as  required by our steam  agreement.  This
Letter of Credit was issued against our Revolving Line of Credit and reduces the
availability   of  our  $15,000,000   seasonal   revolving  line  of  credit  to
$11,700,000.

     Governmental Programs

     • IDED:  We entered into the IDED  Contract,  which  provides for financial assistance  from IDED. The awards granted under the IDED Contract can be reduced or terminated if there is a change in the IDED revenues appropriated to us under the Master Contract or for any other reason beyond IDED's  control.  All amounts of  financing  received  from  IDED  will be  spent on the  construction  of our
Facility.  As part of the Master Contract,  we granted to IDED a second position security  interest in all of our assets,  and a first position security interest in our  rolling  stock  valued at  $200,000.  We covenant  to (i)  maintain  our business and Facility in Iowa, (ii) create certain numbers of jobs, based on the job category (the "Job  Requirement"),  (iii)  provide  certain  benefits,  (iv)
complete the Facility and comply with  performance  requirements  regarding  its completion,  (v) maintain our properties in a condition of good repair, (vi) pay all  taxes,  assessments  and fees,  and (vii)  insure  our risks as any  person similarly  situated  would.  We agree to provide  reports  including  a mid-year status report, an end-of-year  status report,  an end of project report,  and an end of job maintenance period report. Additionally,  we agreed to not be a party to any merger or  consolidation,  we agree to not sell,  transfer,  or lease any property  covered by a security  interest,  and we agreed to not form or acquire any  subsidiaries  or transfer any assets pledged as security to any subsidiary.
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

• USDA: We entered into a Value-Added  Agricultural  Product Market  Development
(VAPG) Grant Agreement  ("Grant  Agreement")  with the United States of America, dated  November  3, 2006.  We  received a grant of  $300,000  for payment of (i)
administrative staff salaries during construction and start-up,  (ii) the rental of temporary  office space, and (iii) permanent staff salaries for three months.
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
Finally,  we agreed to comply  with  federal  regulations  concerning  property, procurement and records access. The Grant Agreement expired September 30, 2008.

Uses of Funds

     The  following  table  describes the estimated use of our offering and debt financing  proceeds.  The figures  are  estimates  only,  and the actual uses of proceeds may vary significantly from the descriptions given below.

Estimated Uses of Funds                                          Amount            Percent of Total
Plant Construction                                           $    119,161,000              53.1%
Other Construction                                           $     65,635,000              29.2%
Land and Site Development                                    $     10,331,000               4.6%
Site Utilities, Fire Protection and Water Supply             $      3,893,000               1.7%
Rolling Stock                                                $      1,450,000               0.6%
Administration Building, Computer Systems and Furnishings    $      1,140,000               0.5%
Rail line                                                    $     12,544,000               5.6%
Construction Insurance                                       $        443,000               0.2%
Equity and Debt Financing Expenses+                          $      2,414,000               1.1%
Organizational                                               $      5,424,000               2.4%
Start-Up                                                     $      2,200,000               1.0%
-----------------------------------------------------------------------------------------------------
Total                                                        $    224,635,000               100%

+    Does not  include  additional  expenses  we may  incur to raise  additional equity as discussed elsewhere in this report.

     The ICM  Contract  provides  for a fixed fee of  $118,000,000  to build the primary  portions of our Facility.  In 2008, we executed ten change orders under the ICM  Contract in the amount of  $30,519,000.  These  change  orders were for items  outside  of the scope of the ICM  Contract  and  therefore  were time and material  based items  instead of fixed price.  Through  December 31, 2008,  the
Company has incurred approximately  $144,520,000 for construction services under the ICM Contract,  leaving $4,000,000 of future  commitment,  which we expect to pay in 2009. The Standard Form of Design-Build  Agreement and General Conditions
Between  Owner and  Contractor  dated  December 18, 2006,  between us and Todd &
Sargent,  Inc.  ("T&S"),  provides  for a fee,  subject  to  change  orders,  of approximately  $9,661,000  to design and  construct  a  1,000,000  bushel  grain receiving and storage facility and Distillers Grain storage facility, which work is completed. Through December 31, 2008, we have paid T&S $9,641,000,  leaving a balance of $20,000 in future commitments.

Summary of Critical Accounting Policies and Estimates

     Note  1 to our  condensed  consolidated  financial  statements  contains  a summary of our significant accounting policies, many of which require the use of estimates  and  assumptions.  Accounting  estimates  are an integral part of the preparation  of financial  statements  and are based upon  management's  current judgment.  We used our  knowledge and  experience  about past events and certain future  assumptions to make estimates and judgments  involving  matters that are inherently  uncertain  and that  affect  the  carrying  value of our  assets and liabilities.

Application of Critical Accounting Estimates

     Management  uses  estimates  and  assumptions  in preparing  our  financial statements in accordance with accounting  principles  generally  accepted in the
United States.  These estimates and assumptions  affect the reported  amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the  reported  revenues  and  expenses.  We do  not  believe  that  any  of  the significant  accounting  policies  described  in  the  notes  to  the  financial statements  are  critical at this time;  however we expect to continue to review our accounting  policies as we commence  operation of our ethanol plant in order to determine if any of these accounting policies are critical.

Market Risks

     We engage in hedging  transactions  which involve risks that could harm our business.  We are  exposed  to market  risk from  changes in  commodity  prices.
Exposure to commodity price risk results from our dependence on corn and natural gas in the  ethanol  production  process.  We seek to  minimize  the risks  from fluctuations  in the prices of corn and  natural  gas through the use of hedging instruments.  The effectiveness of our hedging  strategies is dependent upon the cost of corn and natural gas and our ability to sell sufficient  products to use all of the corn and natural gas for which we have futures contracts. There is no assurance that our hedging  activities will successfully  reduce the risk caused by price  fluctuation  which may leave us  vulnerable  to high corn and  natural prices.  Alternatively,  we may choose not to engage in hedging  transactions in the  future.  As a result,  our  future  results  of  operations  and  financial conditions  may also be adversely  affected  during periods in which corn and/or natural gas prices increase.

     We have a  significant  amount of debt,  and our  existing  debt  financing agreements  contain,  and our future  debt  financing  agreements  may  contain, restrictive  covenants that limit  distributions and impose  restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate  because  we must make  principal  and  interest  payments  on the indebtedness and abide by covenants contained in our debt financing  agreements.
The  level  of our  debt  may have  important  implications  on our  operations, including,  among other  things:  (a) limiting our ability to obtain  additional debt or equity  financing;  (b) making us  vulnerable to increases in prevailing interest rates; (c) placing us at a competitive  disadvantage  because we may be substantially more leveraged than some of our competitors; (d) subjecting all or substantially  all of our  assets to liens,  which  means  that  there may be no assets left for shareholders in the event of a liquidation; and (e) limiting our ability to make  business and  operational  decisions  regarding  our  business, including, among other things, limiting our ability to pay dividends to our unit holders,  make  capital  improvements,  sell or  purchase  assets  or  engage in transactions we deem to be appropriate and in our best interest.

Off-Balance Sheet Arrangements

     We have no off-balance sheet arrangements.

Item 4.  Controls and Procedures.

     Our management,  including our President and Chief  Executive  Officer (our principal executive officer), Mark Drake, along with our Chief Financial Officer
(our principal financial officer), Cindy Patterson,  have reviewed and evaluated the effectiveness of our disclosure  controls and procedures (as defined in Rule
13a-15 under the under the Securities  Exchange Act of 1934, as amended),  as of
December 31, 2008. Based upon this review and evaluation, these officers believe that our  disclosure  controls and  procedures  are effective as of December 31,
2008 in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods  required by the forms and rules of the Securities and Exchange Commission.

     The Company has entered  into  derivatives  and  inventory  management  and transactions. Our management feels we have adequate internal controls over these activities.

      Our  management,   including  our  principal  executive  officer  and  our
principal  financial  officer,  have  reviewed and  evaluated any changes in our internal control over financial  reporting that occurred as of December 31, 2008 and there has been no  change  that has  materially  affected  or is  reasonably likely to materially affect our internal control over financial reporting.

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
10.1 Lease  Agreement  dated  December 15, 2008 with Bunge North  America,  Inc.
     (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on December 22, 2008).
10.2 Ethanol  Purchase  Agreement  dated  December  15,  2008 with  Bunge  North
     America,  Inc.  Portions of the Agreement  have been omitted  pursuant to a request for  confidential  treatment  (incorporated by reference to Exhibit
     10.3 of Form 8-K filed by the Company on December 22, 2008).
10.3 Risk Management Services Agreement dated December 15, 2008 with Bunge North
     America, Inc.  (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on December 22, 2008).
10.4 Base Agreement with  Cornerstone  Energy,  LLC d/b/a  Constellation  Energy dated August 27, 2008  (incorporated by reference to Exhibit 10.1 of Report on Form 8-K filed by the Registrant on September 2, 2008).
10.5 Grain Feedstock  Supply  Agreement dated December 15, 2008 with AGRI-Bunge,
     LLC.  Portions of the Agreement have been omitted pursuant to a request for confidential  treatment  (incorporated by reference to Exhibit 10.1 of Form
     8-K filed by the Company on December 22, 2008).
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

                                          SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:  February 17, 2009                   /s/ Mark Drake
                                           ----------------------------------
                                           Mark Drake, President and
                                           Chief Executive Officer

Date: February 17, 2009                    /s/ Cindy Patterson
                                           ----------------------------------
                                           Cindy Patterson
                                           Chief Financial Officer

