Form 10-Q
period 2009-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2009-05-15
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa 51503
(Address of principal executive offices)

(712) 366-0392
(Registrant’s telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, of changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2009, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Balance Sheets
ASSETS	March 31, 2009	September 30, 2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$10,443,895	$6,557,394
Restricted cash	-	3,289,949
Accounts receivable	3,174,623	-
Due from broker	1,585,549	-
Inventory	7,028,611	-
Derivative financial instruments	477,619	-
Prepaid expenses and other	494,506	43,261
Total current assets	23,204,803	9,890,604

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Construction in progress	-	172,745,278
Plant, Building and Equipment	196,288,431	-
Office and Other Equipment	553,603	389,823
Total Cost	198,906,124	175,199,191
Accumulated Depreciation	(1,406,873)	(37,249)
Net property and equipment	197,499,251	175,161,942

Other Assets
Financing costs, net of amortization of $1,069,785 and $497,672	2,591,209	3,088,821
Total Assets	$223,295,263	$188,141,367
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	March 31, 2009	September 30, 2008
	(Unaudited)
Current Liabilities
Accounts payable	$6,424,978	$6,260,253
Retainage payable	3,800,712	7,158,896
Accrued expenses	3,689,136	1,672,950
Current maturities of notes payable	5,939,527	35,198,440
Total current liabilities	19,854,353	50,290,539
Long Term Liabilities
Notes payable, less current maturities	136,218,842	63,893,467
Other	850,000	900,000
Total long term liabilities	137,068,842	64,793,467
Commitments and Contingencies
Members’ Equity
Members’ capital	76,474,111	76,474,111
Accumulated (deficit)	(10,102,043)	(3,416,750)
Total members’ equity	66,372,068	73,057,361
Total Liabilities and Members’ Equity	$223,295,263	$188,141,367
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended March 31,2009 (Unaudited)	Three Months Ended March 31,2008 (Unaudited)	Six Months Ended March 31, 2009 (Unaudited)	Six Months Ended March 31, 2008 (Unaudited)

Revenues	$11,925,655	$-	$11,925,655	$-

Cost of Goods Sold	14,340,434	-	14,340,434	-

Gross Margin	(2,414,779)	-	(2,414,779)	-

Selling, General, and Administrative Expenses	1,299,356	705,967	3,010,985	1,304,213

Operating Income (Loss)	(3,714,135)	(705,967)	(5,425,764)	(1,304,213)

Other Income (Expense)
Realized and unrealized losses on derivative financial instruments	-	-	(656,973)	-
Interest income	19,246	17,195	65,380	105,226
Grant revenue	49,252	40,576	49,252	40,576
Interest expense	(728,468)	-	(728,468)	-
Miscellaneous income	5,940	6,690	11,280	11,725
Total	(654,030)	64,461	(1,259,529)	157,527

Net Loss	$(4,368,165)	$(641,506)	$(6,685,293)	$(1,146,686)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139	13,139	13,139
Net (loss) per unit –basic & diluted	$(332.46)	$(48.82)	$(508.81)	$(87.27)
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows
	Six Months Ended March 31,2009	Six Months Ended March 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(6,685,293)	$(1,146,686)
Adjustments to reconcile net income (loss) to net cash (used in)
operating activities: Depreciation	1,369,624	6,856
Amortization	95,428	-
Other	(50,000)	-
(Increase) decrease in current assets: Accounts receivable	(3,174,623)	-
Inventories	(7,028,611)	43,345
Prepaid expenses and other	(451,245)	-
Derivative financial instruments	(477,619)	-
Due from broker	(1,585,549)	-
Increase (decrease) in current liabilities:
Accounts and retainage payable	175,836	164,722
Accrued expenses	1,129,147	78,082
Net cash (used in) operating activities	(16,682,905)	(853,681)
Cash Flows from Investing Activities
Purchase of property and equipment	(25,243,546)	(47,328,923)
Decrease in restricted cash	3,289,949	12,380,217
Net cash (used in) investing activities	(21,953,597)	(34,948,706)
Cash Flows from Financing Activities
Payments for financing costs	(74,501)	(372,188)
Proceeds from long term borrowings	42,607,504	36,412,803
Payments on long term borrowings	(10,000)	(1,293,250)
Net cash provided by financing activities	42,523,003	34,747,365
Net increase (decrease) in cash and cash equivalents	3,886,501	(1,055,022)
Cash and Equivalents—Beginning of Period	6,557,394	1,742,940
Cash and Equivalents—End of Period	$10,443,895	$687,918
Supplemental Disclosures of Noncash Operating, Investing
And Financing Activities
Construction in progress included in accounts and retainage payable	$9,887,766	$18,342,389
Interest capitalized and included in long term debt and accruals	$2,049,643	$263,588
Cash Paid for Interest
Interest	$1,022,905	$-

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Notes to Financial Statements (unaudited)
March 31, 2009

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  As of March 1, 2009, the Company began producing ethanol and ran at an average of approximately 70% capacity while the start up testing process continued.  The Company sells its ethanol, modified wet distiller’s grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distiller’s grains with solubles in the continental United States and Mexico.

Note 2:  Summary of Significant Accounting Policies

Basis of presentation
The balance sheet as of September 30, 2008 was derived from the Company’s audited balance as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2009 and March 31, 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2008 contained in the Company’s Annual Report on Form 10-K.  The results for the interim periods presented are not necessarily indicative of the results for the entire year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Concentration of Credit Risk
The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally-insured limits.  The Company has not experienced any losses in such accounts.

Revenue Recognition
The Company generally sells ethanol and related products pursuant to marketing agreements.   Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.   For the first six months of production, ethanol sales will be handled through the marketing agreement with Lansing Ethanol Services; with the conclusion of Lansing Ethanol Services agreement, ethanol sales will be handled through the marketing agreement with Bunge North America, Inc. (“Bunge”)  Syrup, distiller’s grains and solubles, and modified wet distiller’s grains with solubles will be sold through the marketing agreement with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of revenues.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of revenues.

Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2:  Summary of Significant Accounting Policies (continued)

accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables written off are recorded when received.

Derivative Financial Instruments
The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  The Company uses cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.  All the derivative contracts are recognized on the balance sheet at their fair value.  The Company does not enter into these derivative financial instruments for trading or speculative purposes, nor does it designate these contracts as hedges for accounting purposes, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”), promulgated by the Financial Accounting Standards Board (“FASB”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income until the plant was operational.  Once operational, the gains or losses are included in revenue if the contracts relate to ethanol and cost of revenue if the contracts relate to corn.  During the three and six months ended March 31, 2009, the Company recorded a combined realized and unrealized gain of $1,524,424 as a component cost of revenue and a $77,406 gain as a component of revenue.  In addition, the Company recorded a combined realized and unrealized loss of ($656,973) for the six months ended March 31, 2009 as a component of non-operating income.  There were no realized or unrealized gains or losses during the three or six months ended March 31, 2008.  The derivative financial instruments asset of $477,619 consists of 2,300,000 bushels of corn and 4,536,000 gallons of ethanol at March 31, 2009.

Inventory
Inventory is stated at the lower of cost or market value using the first-in, first-out method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

Buildings	40 Years
Process Equipment	10 Years
Office Equipment	3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at March 31, 2009.

Income Taxes
The Company has elected to be treated as a partnership for federal and state income tax purposes and generally does not

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2:  Summary of Significant Accounting Policies (continued)

incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Net (loss) per unit
(Loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Note 3:  Inventory

Inventory is comprised of the following at:

	March 31, 2009	September 30, 2008
Raw materials - corn	$3,800,683	$-
Supplies and chemicals	890,220	-
Work in process	1,108,118	-
Finished goods	1,229,590	-
Total	$7,028,611	$-

Note 4:                      Members’ Equity

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
At March 31, 2009 and September 30, 2008 outstanding member units were:

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

The Company entered into a Series C Unit Issuance Agreement (the “Series C Agreement”) with ICM, Inc. (“ICM”) and a Series E Unit Issuance Agreement (the “Series E Agreement”, together with the Series C Agreement, the “Unit

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 4: Members' Equity (continued)

Issuance Agreements”) with Bunge N.A. Holdings, Inc., an affiliate of Bunge (“Holdings”) in connection with ICM’s provision of the LC and Bunge’s provision of the Collateral (see Note 5).  Under the Series C Agreement, the Company agreed to pay ICM a fee for its issuance of the LC equal to 6% per annum of the undrawn face amount of the LC.  In the event that the LC or the Collateral are drawn upon as discussed below or if Holdings or ICM makes any payment to Commerce Bank, N.A. (the Bridge Lender) that reduces amounts owed by the Company under the Bridge Loan (each, a “Bridge Loan Payment”), the Unit Issuance Agreements provide that the Company will immediately reimburse Bunge and/or ICM, as applicable, for the amount of such Bridge Loan Payment by issuing Units to Bunge and ICM, as further described below.

Under the Series C Agreement, if ICM makes a Bridge Loan Payment, the Company will immediately issue Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any private placement after the date of the Series C Agreement but prior to the date of any Bridge Loan Payment made by ICM.  The Series C Agreement further provides that ICM will have the right to purchase its pro-rata share of any Units issued by the Company at any time after the date of the Series C Agreement.

Under the Series E Agreement, if Holdings makes a Bridge Loan Payment, the Company will immediately issue Series E Units to Holdings based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any private placement after the date of the Series E Agreement but prior to the date of any Bridge Loan Payment made by Holdings.  The Series E Agreement further provides that Holdings will have the right to purchase its pro-rata share of any Units issued by the Company at any time after the date of the Series E Agreement.

Note 5:                      Construction and Revolving Loan/Credit Agreements

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  The Credit Agreement also provides for a loan up to $1,000,000 on a revolving basis (the “Swingline Revolver”).  Borrowings under the construction loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  Upon acceptance of the completion certificate, the construction loan may be segmented into two credit facilities, an amortizing term facility of $101,000,000 and a revolving term facility of $10,000,000.  Upon conversion, the Company has the option of converting 50% of the term note into fixed rate loans at the lender’s bonds rate plus 3.25%.  The portion of the term loan not fixed and the term revolving line of credit will accrue interest equal to LIBOR plus 3.45%.  The Credit Agreement and Revolving Line of Credit require the maintenance of certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The construction/revolving term credit facility requires monthly principal payments starting the seventh month following conversion of the construction loan to a term loan.  The conversion will occur on a date agreed with AgStar on or after the date a completion certificate is issued.  The loan will be amortized over 114 months and will mature five years after the conversion date.   The revolving term credit agreement expires December 18, 2009.  Borrowings are subject to borrowing base restrictions, and the Credit Agreement includes certain prepayment penalties.

In December 2008, the Company executed a second amendment to the Credit Agreement that granted the Company early access to the seasonal Revolving Line of Credit (as defined in the Credit Agreement). A borrowing base limitation is included in the agreement that limits the availability of funds to the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory.  Letters of credit can be drawn on the seasonal line of credit and cannot

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 5:  Construction and Revolving Loan/Credit Agreements (continued)

exceed $5,000,000 in the aggregate.  Additionally, the Company caused AgStar to issue a Letter of Credit in favor of MidAmerican Energy in the amount of $3,300,000. The Letter of Credit was issued against the Seasonal Revolving Line of Credit.

As of March 31, 2009, the outstanding balance under the Credit Agreement was approximately $106,769,222.  In addition to all other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the third fiscal quarter after the Conversion Date (as defined in the Credit Agreement), an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.

On March 7, 2008, the Company amended the terms of the Credit Agreement and obtained a bridge loan in the maximum principal amount of $36,000,000 (the “Bridge Loan”).  On March 1, 2009, the Company extended the terms of the Bridge Loan for a period of eighteen months and the maximum principal amount was increased to $36,600,000.  The Bridge Loan debt is secured by a letter of credit and a money market account, described below.

Holdings pledged a money market account in the amount equal to 76% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender (the “Collateral”), and ICM caused its lender to issue a letter of credit in the amount equal to 24% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender (the “LC”).  The ICM LC expires on September 1, 2010, and the Bridge Lender will only draw against the LC or Collateral to the extent that the Company defaults under the Bridge Loan or if the Company has not repaid the Bridge Loan in full by September 1, 2010.  In the event the Bridge Lender draws against the LC or the Collateral, the amounts drawn will be in proportion to Holdings’ affiliate’s (Bunge’s) and ICM’s respective ownership of the Company’s Units which are not Series A—76% and 24%, respectively.  As the Company repays the principal of the Bridge Loan, the LC’s and the Collateral’s stated amounts will automatically be reduced in the same proportion.  As of March 31, 2009, there was an outstanding principal and interest balance of approximately $35,230,814 under the Bridge Loan.

In connection with the Bridge Loan, the Company entered into the Unit Issuance Agreements, which govern the Company’s repayment of Holdings and/or ICM, as the case may be, in the event the LC or the Collateral are drawn upon (see Note 4).

Note 6:                      Notes Payable

Notes payable consists of the following as of March 31, 2009 and September 30, 2008:

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 6:  Notes Payable (continued)

	March 31, 2009	September 30, 2008
$200,000 Note payable to Iowa Department Economic Development (“IDED”) non-interest bearing monthly payments of $1,667 due through maturity date of March 2012 on non-forgivable portion (A)	$158,333	$168,333
Bridge Loan bearing interest at LIBOR plus 1.50% with a floor of 3.00% (2.01_% at March 31, 2009) through maturity on September 1, 2010 secured by a letter of credit and collateral of a money market account as described in Note 5.	35,230,814	34,761,857
Construction loan and revolving line of credit payable to AgStar bearing interest at LIBOR plus 3.65% (4.15% at March 31, 2009). See maturity discussed in Note 5.	103,769,222	64,161,717
Revolving line of credit payable to AgStar bearing interest at LIBOR plus 3.45% (3.95% at March 31, 2009). See maturity discussed in Note 5.	3,000,000	-
	142,158,369	99,091,907

Less current maturities	(5,939,527)	(35,198,440)
	$136,218,842	$63,893,467

(A) The IDED debt is comprised of two components under the Master Contract (the “Master Contract”) between the Company and the IDED.  A $100,000 loan is non interest-bearing and due in monthly payments of $1,667 beginning April 2007, with a final payment of $1,667 due March 2012; and a $100,000 forgivable loan.  Both notes under the Master Contract are collateralized by substantially all of the Company’s assets and subordinate to the Credit Agreement discussed in Note 5.  The $100,000 forgivable loan may be forgiven upon IDED’s confirmation of the creation and retention of qualifying jobs under the Master Contract.  If the Company does not meet the requirements of the Master Contract, the note is due on an agreed upon payment schedule.

Note 7:  Fair Value Measurement

Effective October 1, 2008, the Company adopted FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.  There were no material financial impacts to the Company’s adoption of SFAS No. 157.

As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 7:                      Fair Value Measurement (continued)

use of observable inputs and minimize the use of unobservable inputs.  Based on the observation of the inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

    Level 3-       Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy, is set forth below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Derivative financial statements.  Commodity futures contracts are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CME market.  Ethanol contracts are reported at fair value utilizing Level 2 inputs from third-party pricing services.

	Total	Level 1	Level 2	Level 3
Asset, derivative financial instruments
- Corn	$400, 213	$400,213	$-	$-
- Ethanol	77, 406	-	77,406	-
	$477,619	$400,213	$0	$-

Note 8:                       Related-Party Transactions

In September, 2006, the Company entered into a design-build agreement with ICM, a related party and a member of the Company, for a lump-sum contract price of $118,000,000 (the “ICM Contract”).  Under the ICM Contract, the Company was required to make a down payment of 10% of the original contract price of $2,000,000, which was paid at the delivery of the letter of intent, an additional $2,000,000 was paid in November, 2006 when the Company broke escrow and the remaining $7,800,000 of the 10% was paid in January, 2007.  Monthly applications are submitted for work performed, subject to retainage.  As of March 31, 2009 and 2008, the Company incurred approximately $147,463,000 and $95,141,000 of construction in progress, respectively, under the ICM Contract.   A total of $3,686,568 is included in retainage payable as of March 31, 2009.

The Company entered into an agreement in October, 2006 with Bunge, a related party and a member of the Company, to purchase all of the distiller’s grains with solubles (“DGS”) produced by the plant (the “DGS Agreement”).  Bunge agreed to pay a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DGS produced.  The DGS Agreement commenced when the Company began producing DGS and continues for ten years, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 8: Related Transactions (continued)

party’s election not to renew before the expiration of the initial term or the then-current renewal term.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on the third anniversary of the effective date of the DGS Agreement and thereafter, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DGS Agreement.   The Company has incurred approximately $57,219 of marketing expenses during the three and six months ended March 31, 2009 and there were no expenses incurred for the three and six months ended March 31, 2008.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC, to procure all grain required for the Company’s ethanol plant.  The Company agreed to pay an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee. On December 15, 2008, this agreement was temporarily suspended and replaced with a grain supply agreement between the parties.  The revised agreement has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  The Company agreed to pay an annual minimum fee of $675,000 under the revised agreement.  Expenses for the three and six months ended March 31, 2009 were $66,000; this amount is included in accrued expenses at March 31, 2009. There were no fees incurred for the three and six months ended March 31, 2009.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist the Company with requests by the lender’s agent.  The Company paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The Support Services Agreement terminated on December 31, 2008.  Expenses for the three and six months ended March 31, 2009 were approximately $21,000.  There were no fees incurred for the three and six months ended March 31, 2008.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company has leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the six month period ended March 31, 2009 and 2008 were $233,334.  There were no expenses incurred for the three and six months ended March 31, 2008. In connection with the Lease Agreement, the Company entered into a grain purchase agreement, under which the Company agreed to purchase the grain inventory at the grain elevator and the grain inventory located in the Company’s on-site storage facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,980,000.

Under an Ethanol Purchase Agreement (the “Ethanol Purchase Agreement”), the Company has agreed to sell Bunge all of the ethanol produced at the ethanol plant, and Bunge has agreed to purchase the same, up to the ethanol plant’s nameplate capacity of 110,000,000 gallons a year.  The Company will pay Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement, which will commence in August, 2009, upon the termination of the Lansing Ethanol Services, LLC agreement, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has not incurred any expenses relating to this agreement as of March 31, 2009.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge has agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for the three and six months ended March 31, 2009 were $75,000.  There were no expenses incurred for the three and six months ended March 31, 2008.

As of March 31, 2009, the Company has several corn cash contracts with Agri-Bunge, LLC, a party affiliated with Bunge, amounting to approximately 1,567,105 bushels, for a commitment of $6,273,887, and several basis contracts representing approximately 405,000 bushels of corn.  The contracts mature on various dates through December, 2010.

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 8: Related Transactions (continued)

In June, 2007, the Company entered an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers' grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  The lease calls for monthly payments of approximately $450,000.  Expenses for the three and six months ended March 31, 2009 were approximately $1,037,000.  Of this total, approximately $450,000 is included in accounts payable.  There were no expenses incurred for the three and six months ended March 31, 2008.

In March, 2009, the Company entered into a temporary management agreement with Bunge to provide an interim President / CEO.  The agreement provides for reimbursement in the amount of $150,000 plus monthly expenses.   Expenses for the three and six months ended March 31, 2009 were approximately $3,800 and are in included in accrued expenses.  There were no expenses incurred for the three and six months ended March 31, 2008.

In connection with obtaining the Bridge Loan, the Company entered into the Unit Issuance Agreements, as described above in Note 4.

Note 9:                 Commitments

The total cost of the project, including the construction of the ethanol plant and start-up expenses, is expected to be approximately $225,000,000.  The Company funded the development of the ethanol plant by using the total equity raised of $75,654,000, long term financing of approximately $126,000,000 under the Credit Agreement and bridge financing of approximately $36,600,000 under the Bridge Loan.

In November, 2006, the Company entered into an agreement with an unrelated party for marketing, selling and distributing all of the ethanol produced by the Company.  The Company will pay a fee mutually agreed to by both parties for each gallon of ethanol sold.  The Company gave notice that the contract will be terminated in August, 2009. There are no penalties involved with terminating this agreement.  As of March 31, 2009, the amounts due under this agreement total $17,000.

The Company has entered into a steam contract with an unrelated party dated January 22, 2007. The agreement was amended in October, 2008 to modify the circumstances under which the steam service can be interrupted.  The vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract and a monthly demand charge for condensate not returned (steam delivered less the condensation returned). The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date. However, effective January 1, 2009, the agreement was amended again to provide that the net steam rate under the contract shall be at a rate that is approximately 10 percent higher, until the non-condensing steam turbine-generator system is in service, and to modify certain provisions relating to the Company's obligation to provide a letter of credit to the unrelated party.  The steam contract will remain in effect for ten years from January 1, 2009.  Expenses for the three and six months ended March 31, 2009 were $1,202,433.  There were no expenses incurred for the three and six months ended March 31, 2008.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas required by the Company, up to 900 Dth per day. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the three and six months ended March 31, 2009 were $2,600 and $55,000, respectively.   There were no expenses incurred for the three and six months ended March 31, 2008.

In March, 2008, the Company entered into the Unit Issuance Agreements, pursuant to which the Company agreed to

Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 9: Commitments (continued)

pay Bunge (with Bunge’s rights subsequently assigned to Holdings) and ICM each a fee for the issuances of their respective (the original letter of credit issued by Bunge was converted to posting of the Collateral by Holdings in March, 2009) LCs equal to 6% per annum of the undrawn face amount of their respective LCs for a total annual amount of approximately $2,160,000.  For the three and six months ended March 31, 2009, the Company recorded $552,000 and $1,104,000, respectively, for interest related to the Unit Issuance Agreements.  No payments have been made under these agreements as of March 31, 2009.  For the three and six months ended March 31, 2008, the Company capitalized $144,000, respectively, for interest related to the Unit Issuance Agreements.

In January, 2007, the Company entered into an agreement with Iowa Interstate Railroad, LTD to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement commences on the date that the contract is approved by the Surface Transportation Board, then it continues for five years and will automatically renew for additional one year periods unless cancelled by either party.   The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the three and six month ended March 31, 2009 were approximately $84,000, and approximately $58,000 was included in accounts payable.  There were no expenses for the three and six months ended March 31, 2008.

In August, 2008, the Company entered into an agreement with an unrelated party which establishes terms governing the Company’s purchase of natural gas.  The agreement commenced in August, 2008 and has a term of two years.  The Company has paid $441,000 for the three and six months ended March 31, 2009.

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  The future minimum lease payments required under these leases are approximately $5,200,000 in 2009, $6,300,000 in 2010, $6,300,000 in 2011, $6,300,000 in 2012, and $33,100,000 thereafter.  Rent expense related to operating leases for the three and six months ended March 31, 2009 was $33,000 and $1,400,000, respectively.   Rent expense related to operating leases for the three and six months ended March 31, 2008 were $25,000 and $50,000, respectively.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn, steam and natural gas;
•	Our ability to obtain the debt and equity financing necessary to finish completion and start-up of, and operate, our plant;
•	Changes in our business strategy, capital improvements or development plans;
•	Construction delays and technical difficulties in completion of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology, and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in interest rates and lending conditions; and
•	Results of our hedging strategies.

Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results, levels of activity, performance or achievements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.  You should  read this  report and the  documents  that we reference  in this  report and have filed as  exhibits  completely  and with the understanding  that our actual future  results may be materially  different from what we currently expect. We qualify all of our forward-looking statements by these cautionary statements.

Overview, Status and Recent Developments

Southwest Iowa Renewable Energy, LLC (“we,” “us,” or the “Company”) is an Iowa limited liability company formed to construct and operate a 110 million gallon per year dry mill corn-based ethanol plant near Council Bluffs, Iowa (the “Facility”).  We expect the Facility to process approximately 39.3 million bushels of corn per year into 110 million gallons of denatured fuel grade ethanol, 300,000 tons of distillers’ dry grains with soluble and 50,000 tons of wet distillers’ grains with soluble.  The fuel grade ethanol will be sold in markets throughout the United States and distillers' grains sold in markets throughout the United States and internationally.  The Facility became operational on March 1, 2009; we began commissioning the Facility in April, 2009.

In March, 2009, Mark Drake voluntarily resigned his employment with us as General Manager, President and Chief Executive Officer.  We have entered into an agreement with Bunge North America, Inc. (a wholly-owned subsidiary of Bunge Limited, a publicly-traded, global agribusiness company) (“Bunge”) under which Bunge agreed to provide the services of James M. “Mickey” Lay as interim General Manager, President and Chief Executive Officer.  We are presently conducting a search for a permanent replacement for Mr. Drake.

Results of Operations

During the fiscal quarter ended March 31, 2009, we transitioned from a development stage company to an operational company.  The following table shows the results of operations and states revenues, cost of goods sold, operating expenses and other items on a percentage of revenue basis.  Because we did not begin operating the plant until mid-February 2009, we do not have comparable data for the three months ended March 31, 2008.  In addition, comparison information for the six months ended March 31, 2009 would not be relevant.

	Three Months Ended March 31, 2009 (unaudited)
Income Statement Data	Amounts	% of Revenue	GAL
Revenues	11,925,655	100%	1.75
Cost of Goods Sold	14,340,434	120%	2.09
Gross Margin	(2,414,779)	(20%)	(0.35)
Selling, General and Administrative Expenses	1,299,356	11%	0.19
Other (Expense)	(654,030)	(5%)	(0.10)
Net Loss	(4,368,165)	(37%)	(0.64)

Because we did not begin operations of the plant until mid-February and we were operating at a reduced capacity of approximately 70% during this period, the losses that we incurred are not indicative any losses or profits that we might achieve when the plant is running at full capacity.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  During the quarter ended March 31, 2009, we earned approximately of 84% of our revenue from the sale of ethanol and 16% of our revenue from the sale of distillers grains.

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 120% for the three months ended March 31, 2009.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Corn prices remained relatively steady during the quarter ended March 31, 2009.  Our average price of corn was approximately $3.90 per bushel and our average steam cost was $4.30 per MMbtu.  Because we did not operate at 100% capacity during the period, our fixed costs per gallon of production were higher than they are anticipated to be in the future.

Operating Expense

Our operating expenses as a percentage of revenues were 11% for the three month period ended March 31, 2009.  We expect our operating expenses to remain steady throughout the remainder of the 2009 fiscal year.  However, as we achieve and maintain a consistent level of production, these fixed costs per gallon of ethanol produced will decrease.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our selling, general and administrative expenses for the three month period ended March 31, 2009 were $1,300,000, as compared to $700,000 for the three month period ended March 31, 2008.

Other (Expense)

Our other expenses for the three month period ended March 31, 2009 were approximately 5% of our revenues.  The majority of this expense was primarily the result of the implementation of accounting principles applicable to an operating entity as we transitioned out of the developmental stage.  The accounting principle implemented in the quarter ended March 31, 2009 which resulted in the most significant increase was the expensing of interest—as compared to the capitalization of our construction loan interest in our project costs in prior periods.

Net (Loss)

Our net loss from operations for the three months ended March 31, 2009 was approximately 37% of our revenues.  Our net loss for the three month period ended March 31, 2009 was primarily the result of negative margins, fixed costs and interest expense.

Liquidity and Capital Resources

We have a $126,000,000 credit facility (as amended, the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”), as agent for a syndicate group of lenders (the “Lenders”), and a $36,600,000 bridge loan (the “Bridge Loan”) with Commerce Bank, N.A. (the “Bridge Lender”).  As part of the Bridge Loan arrangements, which we amended in March 2009, we entered into certain agreements with our key equity holders and operational partners, ICM, Inc. (“ICM”) and Bunge North America, Inc. (“Bunge”).  The Bridge Loan matures on September 1, 2010, and in connection with it, we have made the following arrangements: (i) Bunge N.A. Holdings, Inc. (“Bunge Holdings”), as successor to Bunge, has pledged a money market account to secure the repayment of a portion of the Bridge Loan, (ii) ICM caused its lender to issue a letter of credit in favor of the Bridge Lender to secure the repayment of a portion of the Bridge Loan, (iii) we entered into a Series C Unit Issuance Agreement with ICM under which, among other things, we agreed to issue Series C Units to ICM for any Bridge Loan payments made by ICM, and (iv) we entered into a Series E Unit Issuance Agreement with Bunge, now succeeded by Bunge Holdings, under which, among other things, we agreed to issue Series E Units to Bunge Holdings for any Bridge Loan payments made by Bunge Holdings.

As of March 31, 2009, we have drawn approximately $106,769,222 under our Credit Agreement, and have drawn approximately $35,230,814 of principal and interest under the Bridge Loan.  In addition to our equity and debt financing, we have earned interest, rent, grant and other income of $ approximately $126,000 and $158,000 for the  six month periods ending March 31, 2009 and 2008, respectively.

As of March 31, 2009, we have approximately $7,000,000 available under our construction loan.  Under our $15 million revolving line of credit, which allows us to borrow 75% of our borrowing base, we have borrowed $3 million as of March 31, 2009, with an additional $0.5 million available at March 31, 2009.  In addition to the borrowing base limitation, a letter of credit issued in favor of our steam provider, Mid American Energy, in the amount of $3,300,000 reduces the availability of working capital.  We are also relying on receipt of our accounts receivable to help fund operations.

Once fully operational, because oil demand has decreased and ethanol prices have remained flat, we believe operating margins will be break-even to slightly negative over the next two to three quarters.  We anticipate margins will remain at this level until the first quarter of 2010, as the current economics of ethanol force a reduction in product supply as more independent plants are forced to close.  We believe that our earnings before interest, taxes, depreciation and amortization could be negative for the fiscal year ending September, 2009.  We feel that cash flow from operations may not allow us to make our principal payments which commence December 1, 2009.  We expect that we will request our lender to delay the initial principal payment.  If our principal payments are not delayed, we will be dependent upon our lines of credit to make these payments.  We may use our line of credit to hedge corn, natural gas and ethanol futures.  The volatility in the commodities markets recently has resulted in wide swings in margins for ethanol production.  If additional working capital were available, we would be able to more effectively reduce the impact of commodity volatility.

Primary Working Capital Needs

Cash (used in) operations for the six month periods ending March 31, 2009 and 2008 was ($16,682,905) and ($853,681), respectively.  Cash has been used primarily to fund operational start-up expenses and for pre-operational and administrative expenses prior to March 1, 2009 and for operations thereafter.  For the six month periods ending March 31, 2009 and 2008, net cash used in investing activities was ($21,953,597) and ($34,948,706), respectively, primarily related to the final construction and start-up of our plant.   For the six month periods ending March 31, 2009 and 2008, cash provided by financing activities was $42,523,003 and $34,747,365, respectively.  This cash was generated through loan proceeds.

Through March 31, 2009, we have incurred approximately $147,462,700 for construction services under our construction contract with ICM (“ICM Contract”), leaving $97,125 of future commitment and approximately $3,700,000 of retainage, which we expect to pay in the remainder of 2009.  During the next two quarters, we estimate that we will require approximately $38,000,000 per quarter for our primary input of corn and $3,800,000 for our energy sources of steam and natural gas.  We currently have approximately $500,000 available under our line of credit to hedge commodity price fluctuations; however, we cannot estimate the availability of funds for hedging in the future.

Trends and Uncertainties Impacting Ethanol Industry and Our Future Operations

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol and distillers grains. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for ethanol. At this time, we have commenced operations and while we are not expected to be immediately profitable, we will continue to monitor corn and ethanol prices and their effect on our longer-term profitability.

The price of corn has been volatile during the past year. Since December 2008, the Chicago Mercantile Exchange (“CME”) near-month corn price has dropped $0.41 per bushel. The CME near-month corn price for May, 2009 was $3.77 per bushel.  We believe the decrease in corn prices was primarily due to lower export and feeding demand. Higher corn prices will negatively affect our costs of production. However, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

The United States Department of Agriculture (“USDA”) increased the forecast of the amount of corn to be used for ethanol production during the current marketing year by 100 million bushels, to a total of 3.7 billion. The forecast is 674 million bushels more than used in that category last year.  The USDA cited record ethanol use in December, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its March 11, 2009 update, the USDA also lowered the projection of U.S. corn exports for the current marketing year by 50 million bushels, to 1.7 billion bushels.  This projection is 300 million bushels less than the projection of last fall, 736 million less than the record exports of 2007-08, and represents the smallest exports in six years.

 The USDA report for crop year 2008 (the period of September, 2008 through August, 2009) has projected the season-average farm price of corn at $4.00 to $4.40 per bushel.  This compares with the 2007/08 record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years, according to ProExporter, the average U.S. ethanol price was $2.10 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.34 per gallon.  During the last two quarters, the average U.S. ethanol price was $1.60 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $1.66 per gallon, or approximately $.06 per gallon above ethanol prices.  The Energy Information Administration’s (EIA) March 2009 forecast states that “global economic contraction continues to depress energy demand.”  The EIA’s forecasted price target for oil is from $38 to $42 a barrel through September, 2009.  If corn were to average $4.00 per bushel, we would need to generate an average netback of $1.65 per gallon to be able to service our interest and principal payments. Netback is the sales price minus all freight charges, storage charges or marketing fees.

We believe that any reversal in federal policy could have a profound impact on the ethanol industry. In recent months, a political debate has developed related to the alleged adverse impact that increased ethanol production has had on food prices. The high-profile debate focuses on conflicting economic theories explaining increased commodity prices and consumer costs. Political candidates and elected officials have responded with proposals to reduce, limit or eliminate the RFS mandate, blender’s credit and tariff on imported ethanol. While at present no policy change appears imminent, we believe that the debates have created uncertainty and increased the ethanol industry's exposure to political risk.

The Renewable Fuels Standard

        The Energy Improvement & Extension Act of 2008 includes cellulosic ethanol supports applicable to corn-based ethanol and bolsters the Energy Independence and Security Act of 2007.  Theses supports are expected to impact the ethanol industry by enhancing both the production and use of ethanol.  This legislation modifies the provisions of the Energy Policy Act of 2005 that created a renewable fuels standard, known as the RFS.  The RFS is a national program that imposes requirements with respect to the amount of renewable fuel produced and used.  RFS applies to refineries, blenders, distributors and importers, but does not restrict the geographic areas in which renewable fuels may be used.  This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective.  The RFS requires that 10.5 billion gallons of corn-based ethanol be sold or dispensed in 2009, increasing to 15 billion gallons by 2022.

We believe the RFS program increases the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels.  While we cannot assure that this program’s mandates will continue in the future, the following chart illustrates the potential United States ethanol demand based on the schedule of minimum usage established by the program through the year 2022 ( in billions of gallons).

Year	Corn	Cellulosic	Biodiesel	Unspecified Advanced Biofuel	Total RFS

2009	10.50	-	.50	.10	11.10
2010	12.00	.10	.65	.20	12.95
2011	12.60	.25	.80	.30	13.95
2012	13.20	.50	1.00	.50	15.20
2013	13.80	1.00	-	1.75	16.55
2014	14.40	1.75	-	2.00	18.15
2015	15.00	3.00	-	2.50	20.50
2016	15.00	4.25	-	3.00	22.25
2017	15.00	5.50	-	3.50	24.00
2018	15.00	7.00	-	4.00	26.00
2019	15.00	8.50	-	4.50	28.00
2020	15.00	10.50	-	4.50	30.00
2021	15.00	13.50	-	4.50	33.00
2022	15.00	16.00	-	5.00	36.00

Market Risks

We are exposed to market risk from changes in commodity prices and will engage in hedging transactions which involve risks that could harm our business.  Exposure to commodity price risk results from our dependence on corn, and to the extent our steam source is not available, natural gas, in the ethanol production process.  We seek to minimize the risks from fluctuations in the price of corn through the use of hedging instruments when working capital is available.  The effectiveness of our hedging strategies is dependent upon the cost of commodities and our ability to sell sufficient products to use all of the commodities for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn prices increase.

We expect the annual impact on our results of operations due to a $0.20 per bushel fluctuation in market prices for corn to be approximately $7,700,000, or $0.07 per gallon, assuming our plant operated at 100% name plate capacity (production of 110,000,000 gallons of ethanol annually).  We also expect a $0.10 per gallon fluctuation in ethanol market prices to impact annual net income by approximately $11,000,000.

In the event we do not have sufficient working capital to enter into hedging strategies to manage our risks, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.

We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for shareholders in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Competition

       We believe that the competition in the ethanol market may increase in the near term as the ethanol plants recently sold by [Verasun] as part of its bankruptcy proceedings return to production.  [The] Valero Energy Corporation recently purchased seven of these idle plants.  In addition, AgStar Financial purchased six of the plants in a recent auction and recently announced that it had sold one of the plants in Michigan.  As these plants come on line, we believe that ethanol prices will remain low through the end of 2009.

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

We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations.

Revenue Recognition

We sell ethanol and related products pursuant to marketing agreements.   Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   Our products are generally shipped FOB loading point.   For the first six months of production, ethanol sales will be handled through the marketing agreement with Lansing Ethanol Services; with the conclusion of Lansing Ethanol Services agreement, ethanol sales will be handled through the marketing agreement with Bunge.  Syrup, distiller’s grains and solubles, and modified wet distiller’s grains with solubles will be sold through the marketing agreement with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of revenues.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of revenues.

Derivative Financial Instruments

We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  We use cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.  All the derivative contracts are recognized on the balance sheet at their fair value.  We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income until the plant was operational.  Once operational, the gains or losses are included in revenue if the contracts relate to ethanol and cost of revenue if the contracts relate to corn.  During the three and six months ended March 31, 2009, we recorded a combined realized and unrealized gain of $1,524,424 as a component cost of revenue and $77,406 gain as a component of revenue.  In addition, we recorded a combined realized and unrealized loss of $(656,973) for the six months ended March 31, 2009 as a component of non-operating income.  There were no realized or unrealized gains or losses during the three or six months ended March 31, 2008.  The derivative financial instruments asset of $477,619 consists of 2,300,000 bushels of corn and 4,536,000 gallons of ethanol at March 31, 2009.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation computed using the straight-line method over the estimated useful lives:

                                           Buildings                                                    40 Years

                                           Process Equipment                                   10 Years

                                           Office Equipment                                     3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at March 31, 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on our consolidation financial condition, results of operations or liquidity.

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), James Lay, along with our Treasurer (our principal financial officer), Cindy Patterson, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of March 31, 2009.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ending March 31, 2009.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our President, any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting identified in that evaluation that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 2, 2009, in connection with amendments to the Bridge Loan, we entered into a First Amendment to Series E Issuance Agreement with Bunge Holdings (the “Bunge Agreement”), and a First Amendment to Series C Unit Issuance Agreement with ICM (the “ICM Amendment”), both of which provide that we are obligated to issue equity to either Bunge Holdings or ICM in the event either of them repays any of the Bridge Loan or the collateral they provided to secure our obligations under the Bridge Loan is acted upon.  The offerings made under the ICM Amendment and the Bunge Holdings Amendment were made under the registration exemption provided for in Section 4(2) of the Securities Act of 1933 (the “Securities Act”).  With respect to these exemptions, neither we, nor any person acting on our behalf, offered or sold the securities by means of any form of general solicitation or advertising.  Prior to making any offer or sale in connection with the offerings, we had reasonable grounds to believe and believed that each prospective investor (i) was capable of evaluating the merits and risks of the investment, (ii) was able to bear the economic risk of the investment, (iii) was provided with the opportunity to ask questions of our management respecting our business plans and finances,  (iv) received access to all of our material contracts and agreements, and (v) possessed the requisite experience in business and financial matters to enable them to appreciate the risks of investing in us.  We further had reason to believe that purchaser was purchasing for investment for such purchaser’s own account.

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

10.1
Promissory Note, dated March 2, 2009 executed by Southwest Iowa Renewable Energy, LLC in favor of Commerce Bank, N.A. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 6, 2009)

10.2
First Amendment to Series C Unit Issuance Agreement dated March 2, 2009 between Southwest Iowa Renewable Energy, LLC and ICM, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 6, 2009).

10.3
First Amendment to Series E Unit Issuance Agreement dated March 2, 2009 between Southwest Iowa Renewable Energy, LLC and Bunge N.A. Holdings, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on March 6, 2009).

10.4
Agreement to Lend Employees, dated March 24, 2009 between Southwest Iowa Renewable Energy, LLC and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 24, 2009).

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: May 15, 2009	/s/ James Lay
Interim President and Chief Executive Officer

Date: May 15, 2009	/s/ Cindy Patterson
Chief Financial Officer