Form 10-Q
period 2009-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2009-08-14
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 1, 2009, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Balance Sheets
ASSETS	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$6,163,611	$6,557,394
Restricted cash	-	3,289,949
Accounts receivable	5,455,528	-
Due from broker	947,436	-
Inventory	7,493,972	-
Derivative financial instruments	1,761,614	-
Prepaid expenses and other	1,813,331	43,261
Total current assets	23,635,492	9,890,604

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Construction in progress	-	172,745,278
Plant, Building and Equipment	197,168,101	-
Office and Other Equipment	568,016	389,823
Total Cost	199,800,207	175,199,191
Accumulated Depreciation	(5,488,659)	(37,249)
Net property and equipment	194,311,548	175,161,942

Other Assets
Financing costs, net of amortization of $1,284,070 and $497,672	2,376,924	3,088,821
Total Assets	$220,323,964	$188,141,367
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	June 30, 2009	September 30, 2008
	(Unaudited)	(Audited)
Current Liabilities
Accounts payable	$5,377,567	$6,260,253
Retainage payable	1,316,555	7,158,896
Accrued expenses	4,904,745	1,672,950
Current maturities of notes payable	8,361,745	35,198,440
Total current liabilities	19,960,612	50,290,539
Long Term Liabilities
Notes payable, less current maturities	137,572,295	63,893,467
Other	825,000	900,000
Total long term liabilities	138,397,295	64,793,467
Commitments and Contingencies
Members’ Equity
Members’ capital	76,474,111	76,474,111
Accumulated (deficit)	(14,508,054)	(3,416,750)
Total members’ equity	61,966,057	73,057,361
Total Liabilities and Members’ Equity	$220,323,964	$188,141,367
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$42,512,277	$ ---	$54,437,932	$ ---

Cost of Goods Sold	43,682,895	---	58,023,329	---

Gross Margin	(1,170,618)	---	(4,104,164)	---

Selling, General, and Administrative Expenses	1,093,179	1,412,924	4,104,164	2,717,137

Operating (Loss)	(2,263,797)	(1,412,924)	(7,689,561)	(2,717,137)

Other Income (Expense)
Realized and unrealized losses on derivative financial instruments	---	---	(656,973)	---
Interest income	19,997	19,189	85,377	124,415
Grant revenue	-	95,937	49,252	136,513
Interest expense	(2,164,360)	---	(2,583,115)	---
Miscellaneous income	2,149	2,800	13,429	14,525
Total	(1,927,930)	117,926	(3,401,743)	275,453

Net Loss	$(4,406,011)	$(1,294,998)	$(11,091,304)	$(2,441,684)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139	13,139	13,139
Net (loss) per unit –basic & diluted	$(335.34)	$(98.56)	$(844.15)	$(185.83)
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows
	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(11,091,304)	$(2,441,684)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities: Depreciation	5,451,410	12,928
Amortization	309,713
Other	745,993	---
(Increase) decrease in current assets: Accounts receivable	(5,455,528)	---
Inventories	(7,493,972)	---
Prepaid expenses and other	(560,737)	52,043
Derivative financial instruments	(1,761,614)	---
Due from broker	(947,436)	---
Increase (decrease) in current liabilities:
Accounts and retainage payable	5,059,636	504,369
Accrued expenses	1,575,795	11,686
Net cash (used in) operating activities	(14,168,044)	(1,860,658)
Cash Flows from Investing Activities
Purchase of property and equipment	(34,336,036)	(82,015,361)
Decrease in cash for plant construction	-	15,638,542
(Increase) in prepaid expenses and other	(1,209,333)	---
Decrease in restricted cash	3,289,949	---
Net cash (used in) investing activities	(32,255,420)	(66,376,819
Cash Flows from Financing Activities
Payments for financing costs	(74,501)	(785,648)
Proceeds from long term borrowings	46,119,182	72,721,316
Payments on long term borrowings	(15,000)	(1,299,91)
Net cash provided by financing activities	46,029,681	70,635,751
Net increase (decrease) in cash and cash equivalents	(393,783)	2,398,274

Cash and Equivalents—Beginning of Period	6,557,394	1,742,940
Cash and Equivalents—End of Period	$6,163,611	4,141,214

Supplemental Disclosures of Noncash Investing
And Financing Activities
Construction in progress included in accounts and retainage payable	$1,472,398	$6,112,669
Interest capitalized and included in long term debt and accruals	$2,049,643	$1,412,617
Cash Paid for Interest	$2,153,611	$ ---

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements (unaudited) June 30, 2009
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  Commencing in February, 2009, the Company began producing ethanol while the start up and testing process continued.  For the months of April, May and June, the Company produced ethanol at an average of 81% of capacity.  The Company sells its ethanol, modified wet distiller’s grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distiller’s grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of presentation

The balance sheet as of September 30, 2008 was derived from the Company’s audited balance as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2009 and June 30, 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2008 contained in the Company’s Annual Report on Form 10-K.  The results for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Revenue Recognition

The Company generally sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.  For the first six months of production, ethanol sales were handled through the marketing agreement with Lansing Ethanol Services; with the conclusion of Lansing Ethanol Services agreement, effective August 19, 2009, ethanol sales will be handled through the marketing agreement with Bunge North America, Inc. (“Bunge”).  Syrup, distiller’s grains and solubles, and modified wet distiller’s grains with solubles will be sold through the marketing agreement with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of revenues.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of revenues.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  Receivables are written off when deemed uncollectible.  Recoveries of receivables written off are recorded when received.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 2:  Summary of Significant Accounting Policies (Continued)

Derivative Financial Instruments

The Company enters into derivative contracts to hedge the Company’s exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  The Company uses cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.  All the derivative contracts are recognized on the balance sheet at their fair value.  The Company does not enter into these derivative financial instruments for trading or speculative purposes, nor does it designate these contracts as hedges for accounting purposes, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”), promulgated by the Financial Accounting Standards Board (“FASB”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.  During the nine months ended June 30, 2009, the Company recorded a combined realized and unrealized gain of $3,682,437 as a component of cost of goods sold and a $(59,262) loss as a component of revenue. For the three months ended June 30, 2009, the company recorded a combined realized and unrealized gain of $2,158,013 as a component of cost of goods sold and a ($136,688) loss as a component of revenue.   In addition, the Company recorded a combined realized and unrealized loss of ($656,973) for the nine months ended June 30, 2009 as a component of non-operating income.  There were no realized or unrealized gains or losses during the three or nine months ended June 30, 2008.  The derivative financial instruments asset of $1,761,614 consists of 3,170,000 bushels of corn and 580,000 gallons of ethanol at June 30, 2009.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment exists at June 30, 2009.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, accounts payable and accrued expenses approximate fair value.  The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market rates.

Current accounting developments

In April 2009, the FASB issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”).  FSP FAS 107−1 and APB 28−1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107−1 and APB 28−1 is effective for periods ending after June 15, 2009.  The Company adopted FSP FAS 107−1 and APB 28−1 effective for the quarter ending June 30, 2009.  The adoption did not have an impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76.  The Company does not expect that the adoption of this Statement will have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events other than those disclosed which would require further disclosure.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 3:  Inventory

Inventory is comprised of the following at:

	June 30, 2009	September 30, 2008

Raw materials - com	$4,083,222	$-

Supplies and chemicals	$1,250,590	-

Work in process	1,202,230	-

Finished goods	957,930	-

Total	$7,493,972	$-

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

At June 30, 2009 and September 30, 2008 outstanding member units were:

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

On March 7, 2008, the Company obtained a bridge loan in the maximum principal amount of $36,000,000 (the “Bridge Loan”).  The Company entered into a Series C Unit Issuance Agreement (the “Series C Agreement”) with ICM, Inc. (“ICM”) and a Series E Unit Issuance Agreement (the “Series E Agreement”, together with the Series C Agreement, the “Unit Issuance Agreements”) with Bunge N.A. Holdings, Inc., an affiliate of Bunge (“Holdings”) in connection with ICM’s provision of the letter of credit (“LC”) and Holdings’ provision of the Collateral to support the Bridge Loan (see Note 5).  Under the Series C Agreement, the Company agreed to pay ICM a fee for its issuance of the LC equal to 6% per annum of the undrawn face amount of the LC.  In the event that the LC or the Collateral are drawn upon as discussed below or if Holdings or ICM makes any payment to Commerce Bank, N.A. (the “Bridge Lender”) that reduces amounts owed by the Company under the Bridge Loan (each, a “Bridge Loan Payment”), the Unit Issuance Agreements provide that the Company will immediately reimburse Holdings and/or

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 4:                      Members’ Equity (Continued)

ICM, as applicable, for the amount of such Bridge Loan Payment by issuing Units to Holdings and ICM, as further described below.

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

Under the Series E Agreement, if Holdings makes a Bridge Loan Payment, the Company will immediately issue Series E Units to Holdings based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Units as part of any private placement after the date of the Series E Agreement but prior to the date of any Bridge Loan Payment made by Holdings.  The Series E Agreement further provides that Holdings will have the right to purchase its pro-rata share of any Units issued by the Company at any time after the date of the Series E Agreement.

Holdings has agreed to extend a term loan to the Company in the approximate principal amount of $27,500,000, which will result in the reduction of the Bridge Loan in a corresponding amount (the “Bunge Term Loan”).  The Bunge Term Loan will be convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  The Series E Agreement was terminated.

Note 5:                      Construction, Revolving Loan/Credit Agreements, and Subsequent Event

AgStar

The Company is party to a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the construction loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, the construction loan was segmented into two credit facilities, an amortizing term facility of $101,000,000 and a revolving term facility of $10,000,000.  The Company has elected to convert 50% of the term note into fixed rate loans at the lender’s bonds rate plus 3.25%, which will be effective on September 1.  The portion of the term loan not fixed and the term revolving line of credit will accrue interest equal to LIBOR plus 3.45%.  The Credit Agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The construction/revolving term credit facility requires monthly principal payments starting March 1, 2010.  The loan will be amortized over 114 months and will mature five years after the conversion date, August 1, 2014.  The revolving line of credit agreement matures December 18, 2009.  Borrowings are subject to borrowing base restrictions, and the Credit Agreement includes certain prepayment penalties.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory, the borrowing base.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.  One letter of credit is outstanding under this provision, in favor of MidAmerican Energy, in the amount of $3,300,000.

As of June 30, 2009, the outstanding balance under the Credit Agreement was approximately $110,281,000.  In addition to all other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the June 30, 2010 quarter, an amount equal to 65% of the Company’s Excess Cash Flow (as defined

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 5:                      Construction, Revolving Loan/Credit Agreements, and Subsequent Event (Continued)

in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.

Effective August 1, 2009, in addition to compliance with the borrowing base, the Company is subject to working capital, tangible net worth, tangible owner’s equity and fixed charge coverage ratio covenants.

Bridge Loan

On March 7, 2008, the Company obtained the Bridge Loan, and on March 1, 2009, the Company extended the terms of the Bridge Loan for a period of eighteen months and the maximum principal amount was increased to $36,600,000.  The Bridge Loan debt is secured by the Collateral, described below.

Holdings pledged a money market account in the amount equal to 76% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender (the “Collateral”), and ICM caused its lender to issue a letter of credit in the amount equal to 24% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender.  The ICM LC expires on September 17, 2010, and the Bridge Lender will only draw against the LC or Collateral to the extent that the Company defaults under the Bridge Loan or if the Company has not repaid the Bridge Loan in full by September 1, 2010.  In the event the Bridge Lender draws against the LC or the Collateral, the amounts drawn will be in proportion to Holdings’ affiliate’s (Bunge’s) and ICM’s respective ownership of the Company’s Units which are not Series A—76% and 24%, respectively.  As the Company repays the principal of the Bridge Loan, the LC’s and the Collateral’s stated amounts will automatically be reduced in the same proportion.  As of June 30, 2009, there was an outstanding principal and interest balance of approximately $35,499,807 under the Bridge Loan.

In connection with the Bridge Loan, the Company entered into the Unit Issuance Agreements, which govern the Company’s repayment of Holdings and/or ICM, as the case may be, in the event the LC or the Collateral is drawn upon (see Note 4).  Bunge’s portion of the Bridge Loan will be replaced by a subordinated term loan (see Note 6).

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 6:                      Notes Payable

Notes payable consists of the following as of June 30, 2009 and September 30, 2008:

	June 30, 2009	September 30, 2008
$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation having monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	$153,333	$168,333
Bridge Loan bearing interest at LIBOR plus 1.50% with a floor of 3.00% (3.00% at June 30, 2009) through maturity on September 1, 2010 secured by a letter of credit and a money market account as described in Note 5.	35,499,807	34,761,857
Construction loan payable to AgStar bearing interest at LIBOR plus 3.65% (4.03% at June 30, 2009). See maturity discussed in Note 5.	104,795,336	64,161,717
Revolving line of credit payable to AgStar bearing interest at LIBOR plus 3.45% (3.83% at June 30, 2009), maturing December 18, 2009.	5,485,564	-
	145,934,040	99,091,907
Less current maturities	(8,361,745
)   (35,198,440)      $
137,572,295
    $ 63,893,467

(A) The IDED debt is comprised of two components under the Master Contract (the “Master Contract”) between the Company and the IDED.  A $100,000 loan is non interest-bearing and due in monthly payments of $1,667 beginning April 2007, with a final payment of $1,667 due March 2012; and a $100,000 forgivable loan.  Both notes under the Master Contract are collateralized by substantially all of the Company’s assets and subordinate to the Credit Agreement.  The $100,000 forgivable loan may be forgiven upon IDED’s confirmation of the creation and retention of qualifying jobs under the Master Contract.  If the Company does not meet the requirements of the Master Contract, the note is due on an agreed upon payment schedule.

Holdings has agreed to extend the Bunge Term Loan to the Company, due in five years, repayment of which is subordinated to the Credit Agreement.  Extension of the Bunge Term Loan, in the approximate principal amount of $27,500,000, will result in reduction of the Bridge Loan in a corresponding amount.  The Bunge Term Loan is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full of all amounts due under the Credit Agreement.

In addition, the Company has entered into a Revolving Credit Note with Holdings, with a two-year maturity, providing for the extension of a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Credit Note”). Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company's request under the Bunge Revolving Credit Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  The Company is required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Credit Note.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Bunge Revolving Credit Note is subordinated to the Credit

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 6:                    Notes Payable (Continued)

Agreement, the Company may make payments on the Bunge Revolving Credit Note so long as the Company is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement.

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

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

	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn	$1,868,463	$1,868,463	$	---	$	---
Ethanol	(106,848)	(106,848)		---		---
	$1,761,615	$1,761,615	$	---	$	---

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 8:                       Related Party Transactions

In September, 2006, the Company entered into a design-build agreement with ICM, a related party and a member of the Company, for a lump-sum contract price of $118,000,000 (the “ICM Contract”).  Under the ICM Contract, the Company was required to make a down payment of 10% of the original contract price of $2,000,000, which was paid at the delivery of the letter of intent, an additional $2,000,000 was paid in November, 2006 when the Company broke escrow and the remaining $7,800,000 of the 10% was paid in January, 2007.  Monthly applications are submitted for work performed, subject to retainage.  As of June 30, 2009 and 2008, the Company incurred approximately $147,559,825 and $118,052,000 of construction in progress, respectively, under the ICM Contract.   A total of $1,250,000 is included in retainage payable as of June 30, 2009.

The Company entered into an agreement in October, 2006 with Bunge, a related party and a member of the Company, to purchase all of the distiller’s grains with solubles (“DGS”) produced by the plant (the “DGS Agreement”).  Bunge agreed to pay a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DGS produced.  The DGS Agreement commenced when the Company began producing DGS and continues for ten years, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on the third anniversary of the effective date of the DGS Agreement and thereafter, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DGS Agreement.   The Company has incurred $240,558 and $297,777 of marketing expenses during the three and nine months ended June 30, 2009 and there were no expenses incurred for the three and nine months ended June 30, 2008.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Company agreed to pay an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee. On December 15, 2008, this agreement was temporarily suspended and replaced with a grain supply agreement between the parties.  The revised agreement has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  The Company agreed to pay an annual minimum fee of $675,000 under the revised agreement.  Expenses for the three and nine months ended June 30, 2009 were $281,732 and $347,732, respectively; $87,403 of this amount is included in accrued expenses at June 30, 2009. There were no fees incurred for the three and nine months ended June 30, 2008.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist the Company with requests by the lender’s agent.  The Company paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The Support Services Agreement terminated on December 31, 2008; however the Company is still incurring expenses on a month to month basis.  Expenses for the three and nine months ended June 30, 2009 were $17,924 and $38,924.  There were no fees incurred for the three and nine months ended June 30, 2008.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company has leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the three and nine month period ended June 30, 2009 were $170,139 and $403,473.  There were no expenses incurred for the three and nine months ended June 30, 2008. In connection with the Lease Agreement, the Company entered into a grain purchase agreement, under which the Company agreed to purchase the grain inventory at the grain elevator and the grain inventory located in the Company’s on-site storage facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,980,000.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 8:                       Related Party Transactions (Continued)

Under an Ethanol Purchase Agreement (the “Ethanol Purchase Agreement”), the Company has agreed to sell Bunge all of the ethanol produced at the ethanol plant, and Bunge has agreed to purchase the same, up to the ethanol plant’s nameplate capacity of 110,000,000 gallons a year.  The Company will pay Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement, which will commence on or about August 19, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has not incurred any expenses relating to this agreement as of June 30, 2009.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge has agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for the three and nine months ended June 30, 2009 were $75,000 and $150,000, respectively.  There were no expenses incurred for the three and nine months ended June 30, 2008.

As of June 30, 2009, the Company has several corn cash contracts with AB, amounting to approximately 4,307,663 bushels, for a commitment of $17,049,255 and several basis contracts representing approximately 3,170,000 bushels of corn.  The contracts mature on various dates through December, 2010.

In June, 2007, the Company entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distiller’s grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  The lease calls for monthly payments of approximately $450,000.  Expenses for the three and nine months ended June 30, 2009 were $1,324,552 and $2,361,552, respectively.    There were no expenses incurred for the three and nine months ended June 30, 2008.

In March, 2009, the Company entered into an agreement with Bunge to provide an interim President / CEO.  The agreement provides for reimbursement in the annual amount of $150,000 plus monthly expenses.   Expenses for the three and nine months ended June 30, 2009 were approximately $41,625 and $45,425, respectively, and $13,875 is included in accrued expenses.  There were no expenses incurred for the three and nine months ended June 30, 2008.

In connection with obtaining the Bridge Loan, the Company entered into the Unit Issuance Agreements, as described above in Note 4.

Holdings has agreed to extend the Bunge Term Loan to the Company, due in five years, repayment of which is subordinated to the Credit Agreement.  Extension of the Bunge Term Loan, in the approximate principal amount of $27,500,000, will result in reduction of the Bridge Loan in a corresponding amount.  The Bunge Term Loan is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.

In addition, the Company entered into the Bunge Revolving Credit Note with Bunge, with a two-year maturity, providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment subject to certain conditions, to advance up to $3,750,000 at the Company's request under the Bunge Revolving Credit Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  The Company is required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Credit Note.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Bunge Revolving Credit Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Credit Note so long as the Company is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 8:                 Related Party Transactions (Continued)

Also, the Company and ICM agreed to modify the Series C Unit Issuance Agreement to provide ICM the option to convert any amount due under the Bridge Loan which ICM is required to pay into subordinated debt, on the same terms and conditions as the Bunge Term Loan.

Note 9:                 Commitments

In November, 2006, the Company entered into an agreement with an unrelated party for marketing, selling and distributing all of the ethanol produced by the Company.  The Company will pay a fee mutually agreed to by both parties for each gallon of ethanol sold.  The Company gave notice that the contract will be terminated in August, 2009. There are no penalties involved with terminating this agreement.  As of June 30, 2009, the amounts due under this agreement total $74,137.

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract and a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect for ten years from January 1, 2009.  Expenses for the three and nine months ended June 30, 2009 were $7,961 and $1,210,394, respectively.  There were no expenses incurred for the three and nine months ended June 30, 2008.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas required by the Company, up to 900 Dth per day. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the three and nine months ended June 30, 2009 were none and $55,000, respectively.   There were no expenses incurred for the three and six months ended June 30, 2008.

In March, 2008, the Company entered into the Unit Issuance Agreements, pursuant to which the Company agreed to pay Bunge (with Bunge’s rights subsequently assigned to Holdings) and ICM each a fee for the issuances of their respective (the original letter of credit issued by Bunge was converted to posting of the Collateral by Holdings in March 2009) LCs equal to 6% per annum of the undrawn face amount of their respective LCs for a total annual amount of approximately $2,160,000.  For the three and nine months ended June 30, 2009, the Company recorded $552,000 and $1,656,000, respectively, for interest costs related to the Unit Issuance Agreements.  No payments have been made under these agreements as of June 30, 2009.  For the three and nine months ended June 30, 2008, the Company capitalized $552,000 and $696,000, respectively, for interest costs related to the Unit Issuance Agreements.

In January, 2007, the Company entered into an agreement with Iowa Interstate Railroad, LTD to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement commences on the date that the contract is approved by the Surface Transportation Board, then it continues for five years and will automatically renew for additional one year periods unless cancelled by either party.   The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the three and nine month ended June 30, 2009 were approximately $371,452 and $455,542, respectively, and approximately $131,990 was included in accounts payable.  There were no expenses for the three and nine months ended June 30, 2008.

In August, 2008, the Company entered into an agreement with an unrelated party which establishes terms governing the Company’s purchase of natural gas.  The agreement commenced in August, 2008 and has a term of two years.  The Company has paid $2,601,377 and $3,042,377, respectively, for the three and nine months ended June 30, 2009.  There were no expenses for the three or nine months ended June 30, 2008.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 9:                       Commitments (Continued)

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  The future minimum lease payments required under these leases are approximately $5,200,000 in 2009, $6,300,000 in 2010, $6,300,000 in 2011, $6,300,000 in 2012, and $32,500,000 thereafter.  Rent expense related to operating leases for the three and nine months ended June 30, 2009 was $1,583,117 and $2,983,117, respectively.   Rent expense related to operating leases for the three and nine months ended June 30, 2008 were $25,000 and $75,000, respectively.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Overcapacity in the ethanol industry;
•	Fluctuations in the price and market for ethanol and distillers grains;
•	Availability and costs of products and raw materials, particularly corn, steam and natural gas;
•	Changes in our business strategy, capital improvements or development plans;
•	Technical difficulties in final commissioning of the plant;
•	Changes in the environmental regulations that apply to our plant site and operations;
•	Our ability to hire and retain key employees for the operation of the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
•	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology, and competition from alternative fuel additives;
•	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
•	Changes in interest rates and lending conditions; and
•	Results of our hedging strategies.

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

Overview, Status and Recent Developments

Southwest Iowa Renewable Energy, LLC (“we,” “us,” or the “Company”) is an Iowa limited liability company formed to construct and operate a 110 million gallon per year dry mill corn-based ethanol plant near Council Bluffs, Iowa (the “Facility”).  We expect the Facility to process approximately 39.3 million bushels of corn per year into 110 million gallons of denatured fuel grade ethanol, 300,000 tons of distillers’ dry grains with soluble and 50,000 tons of wet distillers grains with soluble.  The fuel grade ethanol is sold in markets throughout the United States and distillers grains sold in markets throughout the United States and internationally.  The Facility became operational on March 1, 2009 and we began commissioning the Facility in April, 2009.  In June 2009, Cindy Patterson voluntarily resigned her employment with us as Chief Financial Officer and she was replaced by Karen Kroymann as Controller.

Results of Operations

The following table shows the unaudited results of operations, stated as a percentage of revenue.  Because we did not begin operating the plant until mid-February 2009, we do not have comparable data for the nine months ended June 30, 2008.  We do, however, have a comparison for the three months ended March 31, 2009 to the three months ended June 30, 2009.

	Three Months Ended June 30, 2009 (1) (Unaudited)			Three Months Ended March 31, 2009 (Unaudited)
	Amounts	% of Revenues	Gallons(2)	Amounts	% of Revenues	Gallons(2)
Income Statement Data
Revenues	$42,512,277	100%	$1.89	$11,925,655	100%	$1.75
Cost of Goods Sold	43,682,895	103%	1.94	14,340,434	120%
Gross Margin	(1,170,618)	(3%)	(0.05)	(2,414,779)	(20%)	(0.35)
Selling, General and Administrative Expenses	1,093,179	3%	0.05	1,299,356	11%	0.19
Other (Expense)	(2,142,214)	(4%)	(0.10)	(654,030)	(5%)	(0.10)
Net Loss	$(4,406,011)	(10%)	$(0.20)	$(4,368,165)	(37%)	$(0.64)

(1)	Because we did not begin operations of the plant until mid-February and we were operating at a reduced capacity of approximately 81% during this period, the losses that we incurred are not indicative of any losses or profits that we might achieve when the plant is running at full capacity
(2)	Includes ethanol and distiller’s grains converted to gallons.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distiller’s grains.  During the quarter ended June 30, 2009, we earned approximately 81.6% of our revenue from the sale of ethanol and 18.1% of our revenue from the sale of distiller’s grains.  We sold 10.9 million gallons of ethanol at an average price of $1.51 a gallon and sold 82,500 tons of dried distiller’s grains at an average price of $118 a ton through June 30, 2009.

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 103% for the three months ended June 30, 2009.  Our two primary costs of producing ethanol and distiller’s grains are corn and energy, with steam expected to be our primary energy source and to a lesser extent, natural gas.  Corn prices remained relatively steady during the quarter ended June 30, 2009.  Our average price of corn was approximately $3.95 per bushel and our average energy cost was $3.89 per MMbtu.  Because we did not operate at 100% capacity during the period, our fixed costs per gallon of production were higher than they are anticipated to be in the future.

Operating Expense

Our operating expenses as a percentage of revenues were 3% for the three month period ended June 30, 2009.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our selling, general and administrative expenses for the three month period ended June 30, 2009 were $1,093,179, as compared to $1,412,924 for the three month period ended June 30, 2008.  The decrease in selling, general, and administrative expenses from 2008 to 2009 is due to a decrease in legal expenses and the commencement of operations.  We expect our operating expenses to remain steady throughout the remainder of the 2009 fiscal year.

Other (Expense)

Our other expenses for the three month period ended June 30, 2009 were approximately 5% of our revenues.  The majority of this expense is a result of expensing interest as compared to the capitalization of our construction loan interest in our project costs in prior periods when in the development stage.

Net (Loss)

Our net loss from operations for the three months ended June 30, 2009 was approximately 10% of our revenues.  Our net loss for the three month period ended June 30, 2009 was primarily the result of negative margins, fixed costs and interest expense.

Liquidity and Capital Resources

We have a $126,000,000 credit agreement (as amended, the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”), as agent for a syndicate group of lenders (the “Lenders”), [and a $36,600,000 bridge loan (the “Bridge Loan”) with Commerce Bank, N.A. (the “Bridge Lender”).]  As part of the Bridge Loan arrangements, we entered into certain agreements with our key equity holders and operational partners, ICM, Inc. (“ICM”) and Bunge North America, Inc. (“Bunge”).  The Bridge Loan matures on September 1, 2010, and in connection with it, we have made the following arrangements: (i) Bunge N.A. Holdings, Inc. (“Holdings”), as successor to Bunge, has pledged a money market account to secure the repayment of a portion of the Bridge Loan, (ii) ICM caused its lender to issue a letter of credit in favor of the Bridge Lender to secure the repayment of a portion of the Bridge Loan, (iii) we entered into a Series C Unit Issuance Agreement with ICM under which, among other things, we agreed to issue Series C Units to ICM for any Bridge Loan payments made by ICM, and (iv) we entered into a Series E Unit Issuance Agreement with Bunge, now succeeded by Holdings, under which, among other things, we agreed to issue Series E Units to Holdings for any Bridge Loan payments made by Holdings (the “Series E Agreement”).

Holdings has agreed to extend a term loan to us in the approximate principal amount of $27,500,000, which will result in the reduction of the Bridge Loan in a corresponding amount (the “Bunge Term Loan”).  The Bunge Term Loan will be convertible into Series U Units at the option of Holdings at the price of $3,000 per Unit, and the Series E Agreement was terminated.  If not paid at maturity, the remaining balance of the Bridge Loan may be converted into Series C Units by ICM or, at ICM’s election, may be converted into a term loan with terms and conditions similar to the Bunge Term Loan.

As of June 30, 2009, we have drawn approximately $110,281,000 under our Credit Agreement, and had approximately $35,499,807 of principal and interest outstanding under the Bridge Loan.  In addition to our equity and debt financing, we have earned interest, rent, grant and other income of  approximately $22,146 and $148,058 for the three and nine month periods ending June 30, 2009, respectively.  In addition to all other payments due under the Credit Agreement, we also agreed to pay, beginning at the end of the June 30, 2010 fiscal quarter, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  Effective August 1, 2009, in addition to compliance with the borrowing base, we are subject to working capital, tangible net worth, tangible owner’s equity and fixed charge coverage ratio covenants under the Credit Agreement.

 As of June 30, 2009, we have approximately $6.2 million available under our construction loan.  Under our $15 million revolving line of credit, we have borrowed $5.5 million as of June 30, 2009, with an additional $2.6 million available at June 30, 2009. A letter of credit issued in favor of our steam provider, MidAmerican Energy, in the amount of $3.3 million reduces the availability under our revolving line of credit.  We are also relying on receipt of our accounts receivable to help fund operations.

In addition, we have entered into a revolving credit note with Holdings having a two-year, providing for the extension of a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Credit Note”). Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Bunge Revolving Credit Note, and amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  We are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Credit Note.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.]

Because oil demand has decreased and ethanol prices have remained flat, we believe operating margins will be break-even to slightly positive over the next two to three quarters.  We anticipate margins will remain under pressure for the foreseeable future, as the current economics of ethanol force a reduction in product supply as more independent plants are forced to close.  We believe that our earnings before interest, taxes, depreciation and amortization could be negative for the fiscal year ending September, 2009.  In addition, cash flow from operations may not allow us to make our principal payments under the Credit Agreement which are scheduled to commence March 1, 2010. In that event, we would request AgStar to delay the initial principal payment.  If our principal payments are not delayed, we will be dependent upon our lines of credit to make these payments.  We may use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets recently has resulted in wide swings in margins for ethanol production.

Primary Working Capital Needs

Cash (used in) operations for the nine month periods ended June 30, 2009 and 2008 was (14,168,044) and (1,860,658), respectively.  Cash has been used primarily to fund operational start-up expenses and for pre-operational and administrative expenses prior to commencing operations in March, 2009.  For the nine month periods ending June 30, 2009 and 2008, net cash used in investing activities was (32,255,420) and (66,376,819), respectively, primarily related to the final construction and start-up of our plant.  For the nine month periods ending June 30, 2009 and 2008, cash provided by financing activities was $46,029,681 and $70,635,751, respectively.  This cash was generated through loan proceeds.

Through June 30, 2009, we have incurred approximately $147,559,825 for construction services under our construction contract with ICM (“ICM Contract”), leaving $550,000 of future commitment and approximately $1,250,000 of retainage, which we expect to pay in the remainder of fiscal year 2009.  During the next quarter, we estimate that we will require approximately $33,000,000 per quarter for our primary input of corn and $4,500,000 for our energy sources of steam and natural gas.  We currently have approximately $2,600,000 available under our line of credit to hedge commodity price fluctuations; in addition, we have up to $10,000,000 in revolving credit available under the Bunge Revolving Credit Note to support our working capital needs.  We cannot estimate the availability of funds for hedging in the future.

Trends and Uncertainties Impacting Ethanol Industry and Our Future Operations

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol and distiller’s grains. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distiller’s grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for ethanol.  We continue to monitor corn and ethanol prices and their effect on our longer-term profitability.

The price of corn has been volatile during the last two years. Since December, 2008, the Chicago Mercantile Exchange (“CME”) near-month corn price has dropped $1.00 per bushel. As of July 13, 2009, the CME near-month corn price for July, 2009 was $3.12 per bushel.  We believe the decrease in corn prices was primarily due to lower export and feeding demand plus a normalization of the speculative trend of the spring and fall 2008 markets. Increasing corn prices would negatively affect our costs of production. However, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

The United States Department of Agriculture (“USDA”) has increased the forecast of the amount of corn to be used for ethanol production during the current marketing year by 100 million bushels, to a total of 3.7 billion. The forecast is 674 million bushels more than used in that category last year.  The USDA cited record ethanol use in December, 2008, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its July 10, 2009 update, the USDA also increased the projection of U.S. corn exports for the current marketing year by 40 million bushels, to 1.79 billion bushels.  This projection is 260 million bushels less than the projection of last fall, 696 million less than the record exports of 2007-08, and represents the smallest exports in six years.

 The USDA report for crop year 2008 (the period of September, 2008 through August, 2009) has projected the season-average farm price of corn at $4.00 to $4.40 per bushel.  This compares with the 2007/08 record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years, according to ProExporter, the average U.S. ethanol price was $2.10 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.34 per gallon.  During the first six months of 2009, the average U.S. ethanol price was $1.60 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $1.66 per gallon, or approximately $.06 per gallon above ethanol prices.

The Renewable Fuels Standard

        The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in the Energy Independence and Security Act of 2007.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the provisions of the Energy Policy Act of 2005 that created a renewable fuels standard, known as the RFS.  The RFS is a national program that imposes requirements with respect to the amount of renewable fuel which is produced and used in the United States.  The RFS applies to refineries, blenders, distributors and importers, but does not restrict the geographic areas in which renewable fuels may be used.  This should allow refiners, blenders, distributors and importers to use renewable fuel blends in those areas where it is most cost effective.  The RFS requires that 10.5 billion gallons of corn-based ethanol be sold or dispensed in 2009, increasing to 15 billion gallons by 2022.  We believe the RFS program increases the market for renewable fuels, such as ethanol, as a substitute for petroleum-based fuels.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

Market Risks

We are exposed to market risk from changes in commodity prices and, to the extent we have working capital available, we engage in hedging transactions which involve risks that could harm our business.  Exposure to commodity price risk results from our dependence on corn, and to the extent our steam source is not available, natural gas, in the ethanol production process.  We seek to minimize the risks from fluctuations in the price of corn through the use of hedging instruments when working capital is available.  The effectiveness of our hedging strategies is dependent upon the cost of commodities and our ability to sell sufficient products to use all of the commodities for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn prices increase. We do not designate these contracts as hedges for accounting purposes

In the event we do not have sufficient working capital to enter into hedging strategies to manage our risks, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.

We expect the annual impact on our results of operations due to a $1.00 per bushel fluctuation in market prices for corn to be approximately $28,500,000, or $0.26 per gallon, assuming our plant operated at 100% name plate capacity (production of 110,000,000 gallons of ethanol annually). This assumes no increase in the price of ethanol and assumes a relative increase in the price of distiller’s grains.

We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt may have important implications on our operations, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Competition

       We believe that the competition in the ethanol market may increase in the near term as the ethanol plants recently sold by VeraSun Energy Corporation as part of its bankruptcy proceedings return to production.  The Valero Energy Corporation recently purchased seven of these idle plants.  In addition, AgStar purchased six of the plants in a recent auction and is actively pursuing the sale of the remaining plants that it has not already sold.  As

these plants come on line, we believe that ethanol prices will remain low through the end of 2009.   In addition, several of our competitors including certain subsidiaries of Pacific Ethanol, Inc. and Aventine Renewable Energy Holdings, Inc. have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.

Summary of Critical Accounting Policies and Estimates

Note 1 to our unaudited condensed financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment.  We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities.  We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations.

Revenue Recognition

We sell ethanol and related products pursuant to marketing agreements.   Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   Our products are generally shipped FOB loading point.   Until August 18, 2009, ethanol sales will be handled through the marketing agreement with Lansing Ethanol Services; with the conclusion of Lansing Ethanol Services agreement, ethanol sales will be handled through a marketing agreement with Bunge.  Syrup, distiller’s grains and solubles, and modified wet distiller’s grains with solubles will be sold through the marketing agreement with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of revenues.  Shipping and handling costs incurred by us for the sale of ethanol and co-products are included in cost of revenues.

Derivative Financial Instruments

When we have sufficient working capital available, we enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  We use cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.  All the derivative contracts are recognized on the balance sheet at their fair value.  We do not enter into these derivative financial instruments for trading or speculative purposes, nor do we designate these contracts as hedges for accounting purposes, pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income expense until the plant was operational.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of revenue if the contracts relate to corn. During the nine months ended June 30, 2009, we recorded a combined realized and unrealized gain of $3,682,437 as a component of cost of goods sold and a ($59,262) loss as a component of revenue. For the three months ended June 30, 2009, we recorded a combined realized and unrealized gain of $2,158,013 as a component of cost of goods sold and a ($136,688) loss as a component of revenue.   In addition, we recorded a combined realized and unrealized loss of ($656,973) for the nine months ended June 30, 2009 as a component of non-operating income.  There were no realized or unrealized gains or losses during the three or nine months ended June 30, 2008.  The derivative financial instruments asset of $1,761,614 consists of 3,170,000 bushels of corn and 580,000 gallons of ethanol at June 30, 2009.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at June 30, 2009.

New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 107−1 and APB 28−1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107−1 and APB 28−1”).  FSP FAS 107−1 and APB 28−1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107−1 and APB 28−1 is effective for periods ending after June 15, 2009.  We adopted FSP FAS 107−1 and APB 28−1 effective for the quarter ending June 30, 2009.  The adoption did not have an impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  Under the Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  In the FASB’s view, the issuance of this Statement and the Codification will not change GAAP, except for those nonpublic nongovernmental entities that must now apply the American Institute of Certified Public Accountants Technical Inquiry Service Section 5100, “Revenue Recognition,” paragraphs 38–76.  We do not expect that the adoption of this Statement will have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events: (“SFAS No. 165”). This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for fiscal years and interim periods ended after June 15, 2009.  We adopted this standard effective June 15, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events other than those disclosed which would require further disclosure.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist of operating leases.  We lease certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  The future minimum lease payments required under these leases are approximately $5,200,000 in 2009, $6,300,000 in 2010, $6,300,000 in 2011, $6,300,000 in 2012, and $32,500,000 thereafter.  Rent expense related to operating leases for the three and nine months ended June 30, 2009 was $1,583,117 and $2,983,117, respectively.   Rent expense related to operating leases for the three and nine months ended June 30, 2008 were $25,000 and $75,000, respectively.

Relationships and Related Party Transactions

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Company, Bunge purchased the only Series B Units of the Company under an arrangement whereby the Company would (i) enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services to the Company, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Company’s Operating Agreement, the Company may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change the Company’s status from one which is managed by managers, or change back to manager management in the event the status is changed to member management, (v) repurchase or redeem any Series B Units, (vi) cause the Company to take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of the Company’s Units or to a transferee which is a direct competitor of Bunge.

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

To the extent that the Company issues Series E Units to Bunge pursuant to the Series E Agreement, the Company’s Operating Agreement provides (i) that Bunge, as a Series E Member, is entitled to elect one additional director (to the extent that Bunge owns between 21% and 29% of the total Units issued and outstanding) two additional directors (to the extent that Bunge owns between 30% and 39% of the total Units issued and outstanding) or three additional directors (to the extent that Bunge owns 40% or more of the total Units issued and outstanding); and (ii) that the Company may not, without Bunge’s approval (a) issue additional Series E Units, (b) create any additional Series of Units with rights which are superior to the Series E Units, (c) modify the Operating Agreement to adversely impact the rights of Series E Unit holders, (d) change the Company’s status from one which is managed by managers, or vice versa, (e) repurchase or redeem any Series E Units, (f) cause the Company to take any action which would cause a bankruptcy, or (g) approve a transfer of Units allowing the transferee to hold more than 15% of the Company’s Units or to a transferee which is a direct competitor of Bunge.

Holdings has agreed to extend the Bunge Term Loan to the Company, due in five years, repayment of which is subordinated to the Credit Agreement.  Extension of the Bunge Term Loan, in the approximate principal amount of $27,500,000, will result in reduction of the Bridge Loan in a corresponding amount.  The Bunge Term Loan is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.

In addition, the Company entered into the Bunge Revolving Credit Note with Bunge, with a two-year maturity, providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment subject to certain conditions, to advance up to $3,750,000 at the Company's request under the Bunge Revolving Credit Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  The Company is required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Credit Note.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Bunge Revolving Credit Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Credit Note so long as the Company is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement.

The Company and Bunge entered into the DG Agreement on October 13, 2006.  The DG Agreement provides that Bunge will purchase all of the Distillers Grains produced by us over a term of 10 years, beginning when we commence production of Distillers Grains, with automatic renewals for three-year terms unless a party provides six months’ notice.  Bunge will pay us for the Distillers Grains, but retain amounts for transportation costs, rail lease charges and marketing fees.  We have agreed to pay a minimum annual marketing fee to Bunge in the amount of $150,000.  After the third year of the DG Agreement, the parties may make adjustments to the prices.

The Company and Bunge entered into an Agreement on October 13, 2006 respecting the use of Bunge’s grain elevator in Council Bluffs, Iowa (the “Elevator Agreement”).  The Elevator Agreement does not require the payment by the Company of any moneys and otherwise did not involve the payment of any consideration by either party; rather, it imposes restrictions on the use and possible disposition by Bunge of its grain elevator located in Council Bluffs, Iowa, including a right of first refusal in favor of the Company.  The parties entered into the Elevator Agreement as part of their overall arrangement under which Bunge initially agreed to invest in the Company.

On December 15, 2008, the Company and Bunge entered into a Lease Agreement (the “Lease”) respecting Bunge's grain elevator in Council Bluffs.  Under the Lease, the Company has leased from Bunge the grain elevator, for approximately $800,000 per year.  The Lease provides customary terms and has an initial one-year term, which will be renewed for successive one-year terms upon the parties’ agreement to so extend the term.

The Company and a company in which Bunge holds a membership interest, AGRI-Bunge, LLC, (“AB”) entered into the Agency Agreement on October 13, 2006, as amended December 15, 2008.  Under the Agency Agreement, we agreed to pay an agency fee to AB for corn delivered, subject to an annual minimum fee of $225,000, for AB’s service of procuring all grain requirements for our plant.  The Agency Agreement will commence when we first require corn, presently projected to be in the fourth quarter of 2008, and will then continue for 10 years with automatic renewals for three year periods unless a party provides notice to not renew within six months of the then-current term.  After three years from the commencement of the Agency Agreement, the annual minimum payment may be adjusted.

The Company and AB entered into the Supply Agreement on December 15, 2008.  Under the Supply Agreement, AB has agreed to provide us with all of the corn we need to operate our ethanol plant, and we have agreed to only purchase corn from AB.  AB will provide grain originators who will work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company will pay AB a per-bushel fee for corn procured by AB for the Company under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.  The Supply Agreement suspends the operation of the Agency Agreement.  In the event we obtain a grain dealer’s license, subject to certain procedures specified in the Supply Agreement, then the operation of the Supply Agreement will terminate and the Agency Agreement will be reinstated.

As of June 30, 2009, the Company has several corn cash contracts with AB, amounting to approximately 4,307,663 bushels, for a commitment of $17,049,255 and several basis contracts representing approximately 3,170,000 bushels of corn.  The contracts mature on various dates through December, 2010.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Services Agreement”), under which Bunge agreed to provide engineering support on the project, provide reports to Lender and assist the Company with requests by the Agent.  The Company will pay, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The Services Agreement terminates upon the earlier of completion of the ethanol plant or December 31, 2008.  Bunge may terminate the Services Agreement at any time, and the Company may terminate under specified circumstances.

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

On December 15, 2008, the Company and Bunge entered into the Ethanol Agreement, under which the Company has agreed to sell Bunge all of the ethanol produced at the Plant, and Bunge has agreed to purchase the same, up to the Plant’s nameplate capacity of 110,000,000 gallons a year.  The Company will pay Bunge a per-gallon fee for ethanol sold by Bunge for the Company under the Ethanol Agreement, subject to a minimum annual fee of $750,000 and adjustments according to specified indexes after three years.  The initial term of the Ethanol Agreement, which will commence upon the termination of that Ethanol Merchandising Agreement between the

Company and Lansing Ethanol Services, LLC, is three years and it will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

On December 15, 2008, the Company and Bunge entered into a Risk Management Services Agreement (“Risk Management Agreement”).  Under the Risk Management Agreement, Bunge has agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The Risk Management Agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

On November 1, 2006, in consideration of its agreement to invest $6,000,000 in the Company, ICM became the sole Series C Member of the Company.  As part of ICM’s agreement to invest in the Company’s Series C Units, the Company’s Operating Agreement provides that it will not, without ICM’s approval (i) issue additional Series C Units, (ii) create any additional Series of Units with rights senior to the Series C Units, (iii) modify the Operating Agreement to adversely impact the rights of Series C Unit holders, or (iv) repurchase or redeem any Series C Units.  Additionally, ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member.  Greg Krissek was elected as the Series C Director by ICM on November 1, 2006.  The Company and ICM agreed to modify the Series C Unit Issuance Agreement to provide ICM the option to convert any amount due under the Bridge Loan which ICM is required to pay into subordinated debt, on the same terms and conditions as the Bunge Term Loan.

In March, 2009, the Company entered into an agreement with Bunge to provide an interim President / CEO.  The agreement provides for reimbursement in the annual amount of $150,000 plus monthly expenses.   Expenses for the three and nine months ended June 30, 2009 were approximately $41,625 and $45,425, respectively, and $13,875 is included in accrued expenses.  There were no expenses incurred for the three and nine months ended June 30, 2008.

 On June 26, 2009, the Company executed an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars which will be used for the delivery and marketing of the Company’s ethanol and distiller’s dried grains with solubles (“DDGS”). The Company will be responsible for all maintenance and mileage charges as well as the monthly lease expense and certain railcar modification expenses.  Under the Railcar Agreement, the Company will lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the Company and Bunge.   The Railcar Agreement provides that the Company is a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.

The Company does not presently have any policies finalized and adopted by the Board governing the review or approval of related party transactions.

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), James Lay, along with our Controller (principal financial officer), Karen Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of June 30, 2009.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ending June 30, 2009.

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

10.1	Amended and Restated Railcar Sublease Agreement with Bunge North America, Inc. dated March 25, 2009 (portions of this agreement have been omitted pursuant to a request for confidential treatment).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.
31.2	Rule 15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.
32.1	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: August 14, 2009	By:	/s/ James Lay
James Lay
Interim President and Chief Executive Officer

Date: August 14, 2009	By:	/s/ Karen Kroymann
Karen Kroymann
Controller and Principal Financial Officer