Form 10-K
period 2009-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2009-12-24
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Series A Membership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Our membership units are not publicly traded; therefore, our public float is not measureable.
As of September 30, 2009, the Company had 8,805 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

TABLE OF CONTENTS

PART I

PART IV

Item 15.	Exhibits and Financial Statement Schedules.	54

Signatures		59

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants built in close proximity to our ethanol facility in southwest Iowa;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Our ability to retain key employees and maintain labor relations; and
•	Volatile commodity and financial markets.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors.” Other risks and uncertainties are disclosed in the Company’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect the Company’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by Company or on its behalf.  The Company undertakes no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this Form 10-K are excluded from the safe harbor protection provided by Section 27A of the Securities Ac of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

AVAILABLE INFORMATION

Information about us is also available at our website at www.sireethanol.com, under “SEC Compliance,” which includes links to reports we have filed with the Securities and Exchange Commission.  The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

ii

Item 1.                      Business.

The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa. It is near two major interstate highways, within a half a mile of the Missouri River and has access to five major rail carriers. This location is in close proximity to raw materials and product market access. The Facility receives corn and chemical deliveries primarily by truck but is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri river. In addition to close proximity to the Facility’s primary energy source, steam, there are two natural gas providers available, both with infrastructure immediately accessible.

Financial Information

Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities, and “Item 8 – Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Rail Access

We own a six mile loop railroad track for rail service to our Facility.  Our track comes off the Council Bluffs Energy Center line where interstate I-29 crosses and proceeds south along the east side of Pony Creek.  The track terminates in a loop-track south of the Facility, which accommodates 100 car trains.  On June 18, 2008, we executed an Industrial Track Agreement with CBEC Railway, Inc. (the “Track Agreement”), which governs our use of the loop railroad and requires, among other things, that we maintain the loop track.

On June 25, 2007, we entered into a Railcar Sublease Agreement (“Railcar Sublease Agreement”) with Bunge North America, Inc. (“Bunge”) for the sub-lease of 320 ethanol cars and 300 distillers dried grains with Solubles (“DDGS”) cars to be used in the delivery and marketing of ethanol and DDGS.  We are responsible for all maintenance and mileage charges as well as the monthly lease expense and certain railcar modification expenses.   The Railcar Sublease Agreement will terminate upon the expiration of all railcar leases.  In 2009, we agreed to lease back 100 DDGS cars to Bunge with an initial lease term of three years under the agreement.

On June 26, 2009, the Company executed an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars which will be used for the delivery and marketing of the Company’s ethanol and distillers grains.  Under the Railcar Agreement, the Company will lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement between the Company and Bunge.  The Railcar Agreement provides that the Company is a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.

Employees

We had 63 full time employees as of September 30, 2009.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.

Principal Products

The principal products we produce are ethanol and distillers grains.

Ethanol

Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.

We produced 55.7 million gallons of ethanol for the year ended September 30, 2009 (“Fiscal 2009”), and approximately 83% of our revenue was derived from the sale of ethanol in Fiscal 2009.

Distillers Grains

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the dairy and beef industry.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distillers grains at our dry mill ethanol facility:  wet distillers grains (“WDGS”) and DDGS.  WDGS are processed corn mash that has been dried to approximately 50% moisture.  WDGS have a shelf life of approximately seven days and are often sold to nearby markets.  DDGS are processed corn mash that has been dried to approximately 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market regardless of its location in relation to our ethanol plant.

We sold 156,600 tons of dried distillers grains in Fiscal 2009.  Approximately 17% of our revenue was derived from the sale of distillers grains in Fiscal 2009.

Principal Product Markets

As described below in “Distribution Methods”, we market and distribute all of our ethanol and distillers grains through professional third party marketers.  Our ethanol and distillers grains marketers make all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market, however, as United States production of ethanol and distillers grains continue to expand, we anticipate increased international sales of our products.  Currently, approximately 25% of our distillers grains are exported outside of the continental United States.  Management anticipates that demand for distillers grains in the Asian market may increase demand for distillers grains in the future.  As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase.

Distribution Methods

We entered into an Ethanol Merchandising Agreement (“Lansing Agreement”) with Lansing Ethanol Services, LLC (“Lansing”), under which we agreed to sell to and Lansing agreed to buy all ethanol produced at our Facility for the first six months of our operations.  We exercised our contractual right under the Lansing Agreement on February 19, 2009 to terminate this agreement.  Effective August 19, 2009, Bunge, a significant equity holder in the Company, became the exclusive purchaser of our ethanol pursuant to an Ethanol Purchase Agreement dated December 15, 2008 (the “Ethanol Agreement”).  Bunge markets our ethanol in national, regional and local markets.  Under the Ethanol Agreement, we sell Bunge all of the ethanol produced at the Facility, and Bunge purchases the same, up to the Facility’s nameplate capacity of 110,000,000 gallons a year.  We pay Bunge a per-gallon fee for ethanol sold by Bunge under the Ethanol Agreement, subject to a minimum annual fee of $750,000 and adjustments according to specified indexes after three years.  The initial term of the Ethanol Agreement, effective on August 19, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

We entered into a Distillers Grain Purchase Agreement dated October 13, 2006 (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from us and we are obligated to sell to Bunge all distillers grains produced at our Facility.  If we find another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, we can ask Bunge to either market directly to the other purchaser or market to another purchaser on the same terms and pricing.

 The initial term of the DG Agreement began February 1, 2009 and lasts for ten years.  The DG Agreement automatically renews for additional three year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and us.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.

Description of Dry Mill Process

Our Facility produces ethanol by processing corn.  The corn is received by semitrailer truck (or railcar if needed), and is weighed and stored in a receiving building. It is then transported to a scalper to remove rocks and debris before being conveyed to storage bins.  Thereafter, the corn is transported to a hammer mill or grinder where it is ground into a mash and conveyed into a tank for processing.  We add water, heat and enzymes to break the ground corn into a fine liquid.  This liquid is heat sterilized and pumped to a tank where other enzymes are added to convert the starches into glucose sugars.  Next, the liquid is pumped into fermenters, where yeast is added, to begin a 55 to 60 hour batch fermentation process.  A distillation process divides the alcohol from the corn mash.  The alcohol which exits the distillation process is then partially dried.  The resulting 200 proof alcohol is pumped into storage tanks.  Corn mash from the distillation process is then pumped into one of several centrifuges.  Water from the centrifuges is dried into a thick syrup.  The solids that exit the centrifuge or evaporators are called wet cake and are conveyed to dryers. Corn mash is added to the wet cake as it enters the dryer, where moisture is removed.  This process produces distillers grains.

Raw Materials

Corn Requirements

Ethanol can be produced from a number of different types of grains and waste products.  However, approximately 90% of ethanol in the United States today is produced from corn.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the commodity markets, we cannot predict the future price of corn.

Our Facility needs approximately 39.3 million bushels of corn per year, or approximately 108,000 bushels per day, as the feedstock for its dry milling process.  During the Fiscal 2009, we purchased 19.4 million bushels of corn, which was obtained primarily from local markets.  To assist in our securing the necessary quantities of grain for our plant, we entered into a Grain Feedstock Supply Agreement dated December 15, 2008 (the “Supply Agreement”) with AGRI-Bunge, LLC (“AB”), an entity affiliated with significant equity holder, Bunge.  Under the Supply Agreement, AB agreed to provide us with all of the corn we need to operate our ethanol plant, and we have agreed to only purchase corn from AB.  AB provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays AB a per-bushel fee for corn procured by AB for the Company under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.  The Supply Agreement suspends the operation of the Agency Agreement entered into by us and AB on October 13, 2006, as amended December 15, 2008 (the “Agency Agreement”).  While we have not applied for a grain dealer’s license, if we do, the operation of the Supply Agreement will terminate and the Agency Agreement will be reinstated.

The price and availability of corn are subject to significant fluctuations depending upon a number of factors which affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases.

Energy Requirements

The production of ethanol is a very energy intensive process which uses significant amounts of electricity and a supply of a heat source.  Presently, about 34,000 BTUs of energy are required to produce a gallon of ethanol when we dry 100% of our distillers grains.  Additionally, water supply and quality are important considerations.

Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source is steam.  Utilizing steam makes us more competitive, as it is anticipated that under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into an Executed Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm agreed to provide the steam required by us, up to 475,000 pounds per hour.  The Steam Contract remains in effect until February 1, 2019.  During Fiscal 2009, we purchased approximately 619,445 MMBTUs of steam.

Natural Gas

Although steam is our primary energy source and accounts for around 85% of our energy usage, we have installed two natural gas back-up boilers for use when our steam service is temporarily unavailable.  Natural gas is also needed for incidental purposes.  Natural gas prices fluctuate with the energy complex in general.  Natural gas prices have trended lower this fiscal year as a result of the drop in crude oil prices and based on anticipated increases in supply relative to demand.  We do not expect natural gas prices to remain steady in the near future and are trending higher into the winter months of 2009-2010 as seasonal demand for natural gas increases due to heating needs in the colder weather.  We have entered into a natural gas supply agreement with Constellation Energy for our long term natural gas needs.  During the Fiscal 2009, we purchased 1,081,016 MMBTUs of natural gas.  During the Fiscal 2009, we used more natural gas than steam because MidAm went through their biannual shutdown during the spring of 2009, and we were forced to use natural gas.

Electricity

Our Facility requires a large continuous supply of electrical energy.  We have purchased 71,419  Kilowatts of electricity through September 30, 2009 from MidAm under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  We agreed to pay (i) a per meter service charge, (ii) a demand charge which has a rate for the Summer and a different rate for the Winter (iii) a reactive demand charge at a per kVAR rate of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service will continue at these prices for up to 60 months, but in any event will terminate on June 30, 2012.

Water

We require a significant supply of water.  Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed.  Those areas include boiler makeup water and cooling tower water.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Much of the water is recycled back into the process, which minimizes the effluent.  Our Facility’s fresh water requirements are approximately 1,000,000 gallons per day.  Our water requirements are supplied through three ground wells which are permitted to produce up to 2,000,000 gallons of water per day, and we can access water from the Missouri River.

Patents, Trademarks, Licenses, Franchises and Concessions

SIRETM, our logos, trade names and service marks of the Company mentioned in this report are our property.  We were granted a license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate our Facility.

Hedging Transactions

In order to protect the price of our inputs, namely corn, we enter into hedging transactions that are designed to limit our exposure to increases in the price of corn and manage ethanol price fluctuations.  We will continue to monitor our hedging transactions during the upcoming year.

Dependence on One or a Few Major Customers

As discussed above, we have marketing agreements with Bunge, a significant equity holder, for the purpose of marketing and distributing our principal products.  We rely on Bunge for the sale and distribution of all of our products and are highly dependent on Bunge for the successful marketing of our products.  We do not currently have the ability to market our ethanol and distillers grains internally should Bunge be unable to market these products at acceptable prices.  We anticipate that we would be able to secure alternate marketers should Bunge fail, however, a loss of the marketer could significantly harm our financial performance.

Principal Supply & Demand Factors

Ethanol

Generally

Ethanol prices have decreased during the three months ending September 30, 2009 as a direct response to falling corn prices.  Management currently expects ethanol prices will continue to be directly related to the price of corn.  Management believes the industry will need to grow both product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term.  According to Ethanol Producer Magazine, there were 184 ethanol plants in operation in the United States with the capacity to produce 11.8 billion gallons of ethanol annually as of October 21, 2009.  An additional 12 plants are under construction or expanding, which could add an additional estimated 1.1 billion gallons of annual production capacity.  Approximately 23 plants were not producing which could add an additional estimated 1.3 billion gallons of annual production capacity if all plants were online.  Unless the new supply of ethanol is equally met with ethanol demand, downward pressure on ethanol prices could continue.

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

VEETC

The profitability of the ethanol industry is impacted by federal ethanol supports and tax incentives, such as the Volumetric Ethanol Excise Tax Credit (“VEETC”) blending credit.  VEETC is a volumetric ethanol excise tax credit, which gasoline distributors apply for.  Based on volume, the VEETC allows greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with gasoline, diesel and ethyl tertiary butyl ether, including ethanol in E85.  Under provisions of the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”), the tax credit under VEETC has dropped to 45 cents per gallon of pure ethanol and 38 cents per gallon of E85.  The VEETC is scheduled to expire on December 31, 2010. A number of bills have been introduced in the Congress to extend ethanol tax credits, including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.

RFS

Significant federal legislation which impacts ethanol demand is the Energy Policy Act of 2005 (the “2005 Act”) and the Energy Independence and Security Act of 2007 (“2007 Act”). Most notably, the 2005 Act created the Renewable Fuels Standard (“RFS”), which was designed to favorably impact the ethanol industry by enhancing both the production and use of ethanol.  The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.

The 2007 Act amended several components of the RFS.  The RFS requires (i) the fuel refining industry as a whole (including refiners, blenders and importers) to use 15.2 billion gallons of renewable fuels by 2012 and 36 billion gallons by 2022; (ii) advanced biofuel (renewable fuel derived from corn starch other than ethanol and encompassing cellulosic biofuel and biomass-based diesel), cellulosic biofuel and biomass-based diesel to be used in addition to conventional biofuel (ethanol); (iii) in 2012, the use of 13.2 billion gallons of ethanol, two billion gallons of advanced biofuel, 0.5 billion gallons of cellulosic biofuel, and one billion gallons of biomass-based diesel, for a total of 15.2 billion gallons of renewable fuel; and (v) by 2015, usage of 15 billion gallons of ethanol, excluding advanced biofuel.

The 2007 Act also requires facilities beginning operations after its enactment to operate with at least a 20% reduction in lifecycle greenhouse gas emissions compared to gasoline. In the event the Environmental Protection Agency (“EPA”) determines this size of reduction is not feasible, it may reduce the required reduction, but in no event will a new plant be allowed to operate at less than a 10% reduction in lifecycle greenhouse gas emissions.  We believe that our use of steam as our primary energy source reduces our emissions, as compared to other ethanol plants which utilize natural gas or coal as their primary heat source.

The ethanol industry’s rapid expansion could yield more ethanol than the RFS requirements depending on how quickly idle capacity is brought back online, when under construction capacity begins producing and other factors. This means the ethanol industry must continue to generate demand for ethanol beyond the minimum floor set by the RFS in order to support current ethanol prices.  We are dependent on Bunge’s ability to market the ethanol in this competitive environment.

State Initiatives

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.  Additionally, certain plants located in Nebraska that were in production on June 30, 2004 are eligible for state incentives, which authorize a producer to receive up to $2.8 million of tax credits per year for up to eight years.  While we cannot qualify for these incentives, they do provide an economic advantage to some of our competitors.

E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 65.9 billion gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than seven million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The National Ethanol Vehicle Coalition reports that there were approximately 1,934 retail gasoline stations supplying E85 as of October 18, 2009.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Cellulosic Ethanol

Discussion of cellulose-based ethanol has recently increased. Cellulose is the main component of plant cell walls and is the most common organic compound on earth.  Cellulose is found in wood chips, corn stalks and rice straw, among other common plants. Cellulosic ethanol is ethanol produced from cellulose, and currently, production of cellulosic ethanol is in its infancy.  It is technology that is as yet unproven on a commercial scale.  However, several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol.  If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn-based ethanol, especially if corn prices remain high.  Cellulosic ethanol may also capture more government subsidies and assistance than corn-based ethanol.   Provisions of the RFS are intended to accelerate production of cellulosic ethanol.  This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the 2007 Act, provide numerous funding opportunities in support of cellulosic ethanol. In addition, the amended RFS mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol. The profitability of ethanol production depends heavily on federal incentives. The loss or reduction of incentives from the federal government in favor of corn-based ethanol production may reduce our profitability.

Local Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, in 2009, Iowa had 41 ethanol refineries in production, producing 3.3 billion gallons of ethanol.  There was one additional ethanol refinery under construction or expansion in Iowa as of October, 2009.  If this plant is completed, it is anticipated it will add 300,000 gallons of new ethanol production capacity annually in Iowa.  According to the Nebraska Ethanol Board, there are currently 23 existing ethanol plants in Nebraska, and one plant under construction.  Additionally, certain plants located in Nebraska are eligible for state incentives, which authorize a producer to receive up to $2.8 million of tax credits per year for up to eight years.  Those producers qualifying for this incentive have a competitive advantage over us.

Distillers Grains

Management expects that distillers grains prices will continue to decrease slightly in the foreseeable future as the supply increases (the result of increased ethanol production), with the poor state of the economy and lower corn prices.  Management believes DDGSs will trade with a 75% to 80% value to corn.

Regulatory Environment

Governmental Approvals

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental and operating permits, as discussed below.  Even though we have successfully acquired the permits necessary for our operations, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, although we do not presently intend to do so, if we sought to expand the Facility’s capacity in the future, we would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.  We are in the process of applying for a minor permit which will be less restrictive on our operations when switching from steam to natural gas.

Our failure to obtain and maintain the permits discussed below or other similar permits which may be required in the future could force us to make material changes to our Facility or to shut down altogether.  The following are summaries of the various governmental approvals we have obtained to operate our Facility.

Environmental Regulations and Permits

We are subject to regulations on emissions from the Iowa Department of Natural Resources (“IDNR”) as authorized by the U.S. Environmental Protection Agency (“EPA”).  The EPA and IDNR environmental regulations are subject to change and often such changes may have an economic impact on our industry.  Consequently, environmental compliance and permit adherence is an ongoing commitment that requires vigilance on the part of the Facility employees as well as financial support of the various programs and permit requirements.  The ongoing expenses associated with maintaining and complying with permit requirements are included in our operations budget.

Air Pollution Construction and Operation Permits

Based on calculated emissions, our Facility is considered a “minor source” of regulated air pollutants, but due to our agreements with MidAm for rail easement and steam supply, we are currently classified as a “major source” under Title V of the Clean Air Act (“Title V”) and subject to PSD (prevention of significant determination) regulations and requirements.  The Facility has completed all of the initial emission testing and has been issued an operating permit.  The air permit allows us to operate our Facility within certain requirements detailed in that permit. The Air Permit for operations also requires annual emission testing to demonstrate compliance and is required to be renewed every five years.

As a result of the major source classification under Title V, we have accepted operational limitations on the total amount of natural gas we can consume on a twelve month rolling average.  This is required in order to stay below the threshold limits for a major source modification under PSD.

We are required to collect and keep information outlining our annual pollution emissions.  Every year we must provide an account of the actual pollution generated by the Facility to the EPA and IDNR in order to maintain our status as a Conditionally Exempt Small Quantity Generator and our Air Permit for operating.  This account is the basis for the Air Permit fees, discussed above.

New Source Performance Standards

The Facility is subject to the EPA’s New Source Performance Standards (“NSPS”) for both its grain and distillation processes as well as the storage of volatile organic compounds used in the denaturing process. Duties imposed by the NSPS include initial notification, emission limits, compliance and monitoring requirements and recordkeeping requirements.

Endangered Species

We have received direction from the United States Fish and Wildlife Service (“USFWS”) and IDNR to reduce any potential impact on certain endangered species, and accordingly restrict rail line maintenance and or service activities to certain times of the year.

Rail Line Matters

The Facility’s railroad line is a dedicated, controlled access line, which only serves the Facility.  As a result, we believe the line should be considered an exempt “industry lead track” or “spur track” under applicable rail transportation regulations.  The United State Surface Transportation Board (“STB”), which regulates the construction of new railroad lines, has not required any environmental assessment of the site.

Waste Water Discharge Permit

We use water to cool our closed circuit systems in the Facility and we generate reverse osmosis blowdown water.  In order to maintain a high quality of water for the cooling system, the water is continuously replaced with make-up water.  As a result, our Facility discharges non-contact cooling water from the cooling towers.  We received a Wastewater Discharge Permit from the IDNR to discharge non-contact water into the Missouri River.  Under the Wastewater Discharge Permit, we are required to periodically test and report our discharge activity to the IDNR.

Storm Water Discharge Permit

We have obtained the required Storm Water Discharge Permit (“SWDP”) from the IDNR. This permit required preparation of a Storm Water Pollution Prevention Plan (“SWPPP”), which outlines various measures we plan to implement to prevent storm water pollution during plant operations.

High Capacity Well Permit

The Facility does not use municipal water, gray sewage treatment water, or Missouri river water.  We received a High Capacity Well Permit from Pottawattamie County, Iowa, authorizing us to drill three high capacity wells to meet our water needs.  This permit allows us to draw to 2,000,000 gallons of water a day through these wells, though the Facility requires only 1,000,000 gallons of water daily.  The three wells have been tested and commissioned and are operating at expected levels.

Top Screen Analysis

The Department of Homeland Security (“DHS”) requires any facility that possesses certain chemicals above a threshold to submit a Top Screen Analysis.  We do possess chemicals subject to the Top Screen Analysis requirement and are required to complete the Top Screen Analysis on an on-going basis.  The Top Screen Analysis requires us to provide information such as the chemicals we store on site, where the chemicals are stored, and the risks associated with such chemicals.  DHS requires us to complete the Top Screen Analysis within 60 days of receiving any listed chemicals.

On-Going Activities and Reporting

We are required to provide emergency response groups with a Tier II Initial Reporting, containing a listing of the hazardous chemicals stored on-site, within 90 days of commencing operations. The initial reporting has been completed.  The Tier II Initial Report is used to provide local emergency response and fire department officials with a list of the hazardous materials we store on site.  Thereafter, we will provide theses groups with annual Tier II reports of the hazardous materials we store on site, officials of such hazardous substances. We have purchased a reporting package from ICM to complete the required reporting.

We are also required to submit Form R, a Toxic Release Inventory report, to the EPA.  Form R is required for facilities processing or using certain listed chemicals above a regulated quantity.  Our annual form R will include documentation of our release of those certain chemicals into the environment within the previous year.  Every five years we will be required to submit a Form U Report under the Toxic Substances Control Act (“TSCA”) to the EPA.  In the Form U, we are required to report on manufacturing thresholds that were exceeded for any of the chemicals listed in the TSCA during the reporting period.  Under the Emergency Planning and Right to Know Act, we are required to report our receipt of certain regulated chemicals to community and state officials within 60 days.  This act requires local emergency planning communities to prepare a comprehensive emergency response plan. The local emergency planning agencies have been notified and are collaborating with us to complete a comprehensive ERS (Emergency Response System, a network of chains of contacts in the event of an emergency to provide an orderly and systematic response to the given situation) plan.

Nuisance

Ethanol production has been known to produce an odor to which surrounding residents could object.  Ethanol production may also increase dust in the area due to operations and the transportation of grain to the Facility and ethanol and distillers grains from the Facility.  Such activities may subject us to nuisance, trespass, or similar claims by employees or property owners or residents in the vicinity of the Facility.  To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its co-products, and as required by the EPS PSD

BACT determination discussed previously, we have installed a reverse thermal oxidizers and flare technology in the Facility.  We are not currently involved in any litigation involving nuisance claims.

Operational Safety Regulations

We are also subject to federal and state laws regarding operational safety.  Safety is a top priority for the Facility and we are a member of the ERI (Ethanol Risk and Insurance Solutions, which offers a service of conducting Risk assessments and facility safety audits aimed at improving the overall safety and risk of the Facility) safety group which provides quarterly inspections of the Facility and information on various Occupational Safety and Health Administration (“OSHA”) programs.  We also focus daily attention to safety by conducting job hazards analysis and developing standard operating procedures.  We employ a full time safety, health and environmental Manager to ensure compliance to various programs and facilitate training for our employees and contract personal.  Nonetheless, the risks of compliance costs and liabilities are inherent in any large-scale manufacturing process.

Item 1A.                      Risk Factors.

The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial, could impair our financial condition and results of operation.

Risks Associated With Our Capital Structure

Our Units have no public trading market and are subject to significant transfer restrictions which could make it difficult to sell Units and could reduce the value of the Units.

We do not expect an active trading market for our limited liability company interests, or “Units,” to develop. To maintain our partnership tax status, our Units may not be publicly traded.  Within applicable tax regulations, we may utilize a qualified matching service (“QMS”) to provide a limited market to our Members, but we will not apply for listing of the Units on any stock exchange.  Finally, applicable securities laws may restrict the transfer of our Units.  As a result, while a limited market for our Units may develop through the QMS, Members may not sell Units readily, and use of the QMS is subject to a variety of conditions and limitations.  The transfer of our Units is also restricted by our Third Amended and Restated Operating Agreement dated July 17, 2009 (the “Operating Agreement”). Transfers without the approval of our Board of Directors (the “Board” or “Board of Directors”) are not permitted and are invalid. Furthermore, the Board will not approve transfer requests which would cause the Company to be characterized as a publicly traded partnership under the regulations adopted under the Internal Revenue Code of 1986, as amended (the “Code”).  The value of our Units will likely be lower because they are illiquid. Members are required to bear the economic risks associated with an investment in us for an indefinite period of time.

Members may not receive cash distributions which could result in an investor receiving little or no return on his or her investment.

Distributions are payable at the sole discretion of our Board, subject to the provisions of the Iowa Limited Liability Company Act (the “Act”), our Operating Agreement and our loan agreements.  Cash distributions are not assured, and we may never be in a financial position to make distributions.  Our Board may elect to retain future profits to provide operational financing for the Facility, debt retirement and possible plant expansion.  In addition, our loan agreements restrict our ability to make distributions.  This means that Members may receive little or no return on their investment and may be unable to liquidate their investment due to transfer restrictions and lack of a public trading market.  This could result in the loss of a Member’s entire investment.

Our Units are subordinate to our debts and other liabilities, resulting in a greater risk of loss for investors.

The Units are unsecured equity interests and are subordinate in right of payment to all our current and future debt as discussed elsewhere in this report.  In the event of our insolvency, liquidation dissolution or other winding up of our affairs, all of our debts, including winding-up expenses, must be paid in full before any payment is made to the holders of the Units.  In the event of our bankruptcy, liquidation, or reorganization, all Units will be paid ratably with all of our other equity holders as provided under the Operating Agreement, and there is no assurance that there would be any remaining funds after the payment of all our debts for any distribution to Members.  In addition, it is possible that in order to refinance our debt, or for capital needs, we may have to issue additional equity interests in the Company having preferential treatment in the event we liquidated or reorganized.

Our failure to comply with our loan covenants could require us to abandon our business.

We have a $126,000,000 credit agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”), as agent for a syndicate group of lenders (the “Lenders”), and had a bridge loan with an original amount due of $36,000,000 bridge loan (the “Bridge Loan”) with Commerce Bank, N.A. (the “Bridge Lender”).  As part of the Bridge Loan arrangements, we entered into certain agreements with our key equity holders and operational partners, ICM, Bunge, and Bunge N.A. Holdings Inc. (“Holdings”).  The Bridge Loan matures in June 2010, and in connection with it, we have made the following arrangements: (i) Holdings, as successor to Bunge, has secured the repayment of a portion of the Bridge Loan, (ii) ICM caused its lender to issue a letter of credit in favor of the Bridge Lender to secure the repayment of a portion of the Bridge Loan, (iii) we entered into a Second Amendment to the Series C Unit Issuance Agreement (“Series C Amendment”) with ICM under which, among other things, we agreed to issue Series C Units to ICM for any Bridge Loan payments made by ICM, and (iv) we entered into Subordinated Term Note (the “Term Note”) and Subordinated Revolving Credit Note (the “Revolving Note”) in favor of Holdings effective August 26, 2009 in the amount of $27,106,000 with a maturity date of August 31, 2014.  The Term Note was used to reduce the Bridge Loan in a corresponding amount and as of September 30, 2009, the principal balance remaining on the Bridge Loan is approximately $8,585,000.

Holdings, at its option, may convert the Term Note to Series U Units of the Company at a per unit price of $3,000 in satisfaction of any outstanding principal balance due to Holdings by the Company pursuant to the Term Note.  Bunge has also provided a Revolving Note in the amount of $10,000,000.  Holdings has a commitment subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  The Company has drawn $2,000,000 on the Revolving Note as of September 30, 2009.  As a result of issuance of the Term Note and Revolving Note, a prior agreement with Bunge whereby Bunge would receive Series E Units in connection with any payments made to reduce the Bridge Loan on behalf of the Company was terminated.

If we do utilize a debt instrument to retire the Bridge Loan, provide working capital or additional debt financing, such a debt instrument increases the risk that we will not be able to operate profitably because we will need to make principal and interest payments on the indebtedness.  Debt financing also exposes our Members to the risk that their entire investment could be lost in the event of a default on the indebtedness and a foreclosure and sale of the Facility and its assets for an amount that is less than the outstanding debt.  Our ability to obtain additional debt financing, if required, will be subject to approval of our lending group, which may not be granted, the interest rates and the credit environment as well as general economic factors and other factors over which we have no control.

Our Members will experience dilution of their equity and voting rights if ICM repays our Bridge Loan and the Term Note is converted by Holdings.

As discussed in more detail under Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation - to the extent ICM repays our Bridge Loan and Holdings converts its Term Note to Series U Units, additional equity may be issued by the Company.  If (i) we satisfy our reimbursement obligations in equity to Holdings ($27,106,000) and ICM ($8,585,000) and (ii) the Company did not issue any equity to any other party (thereby setting the issuance price with Holdings and ICM at $3,000 per Unit), then the Company would be required to issue 9,035 Series U Units to Holdings and 2,862 Series C Units to ICM.  Such issuances would increase the Company’s total outstanding Units from 13,139 to 25,036.  The dilutive effect of such issuances on a Member holding 100 Units would be to reduce such Member's percentage interest in the Company from 0.761% to 0.399%.  Furthermore, as discussed under Item 13--Certain Relationships and Related Transactions, and Director Independence, if we issue 9,035 Series U Units to Holdings, Holdings would be entitled to appoint two directors, meaning Holdings and Bunge together would be able then to appoint a total of four directors and effectively control the Board.

Our debt service requirements and restrictive loan covenants limit our ability to borrow more money, make cash distributions to our Members and engage in other activities.

Under the Credit Agreement, the Bridge Loan, the Term Note and Revolving Note, (the “Current Loans”) we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, make capital expenditures, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The Current Loans also contain financial covenants including a maximum revolving credit availability based on the borrowing base, minimum working capital amount, minimum tangible net worth, and a minimum fixed charge coverage ratio, some of which are not effective until 2010.  Our obligations to repay principal and interest on the Current Loans make us vulnerable to economic or market downturns.  If we are unable to service our debt, we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our Members’ interests. If we default on any covenant, the Lenders, the Bridge Lender, Bunge, or Holdings (or any subsequent lender) could make the entire debt, once incurred, immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease operations.

Risks Associated With Operations

We are dependent on MidAm for our steam supply and any failure by it may result in a decrease in our profits or our inability to operate, which may decrease the value of Units or Members’ investment return.

Under the Steam Contract, MidAm provides us with steam to operate our Facility until January 1, 2019.  We expect to face periodic interruptions in our steam supply under the Steam Contract.  For this reason, we installed boilers at the Facility to provide a backup natural gas energy source.  We also have entered into a natural gas supply agreement with Constellation Energy for our long term natural gas needs, but this does not assure availability at all times.  In addition, our current environmental permits limit the annual amount of natural gas that we may use in operating our gas-fired boiler.  As with natural gas and other energy sources, our steam supply can be subject to immediate interruption by weather, strikes, transportation, and production problems that can cause supply interruptions or shortages.  While we anticipate utilizing natural gas as a temporary heat source under MidAm’s plant outages, an extended interruption in the supply of both steam and natural gas backup could cause us to halt or discontinue our production of ethanol, which would damage our ability to generate revenues.  A decrease in our revenues may lead to a decrease in the value of Units or Members’ investment return.

We may not be able to protect ourselves from an increase in the price of steam which may result in a decrease in profits, causing a decrease in the value of our Units and Members’ investment return.

We are significantly dependent on the price of steam.  The Steam Contract sets the price of steam until January 1, 2012 and provides for price increases annually thereafter.  The price increases are based upon market forces over which we have no control.  The Steam Contract will protect us from extreme price changes for the term of the agreement, but upon the expiration of the Steam Contract, there is no assurance that we will be able to enter into a similar agreement.  Although coal prices and supplies have historically been more stable than many other forms of energy, this may not be taken into consideration when we are negotiating a new steam contract.  If higher steam prices are sustained for some time, such pricing may reduce our profitability due to higher operating costs.  This may cause a decrease in the value of our Units and Members’ investment returns.

Any site near a major waterway system presents potential for flooding risk.

While our site is located in an area designated as above the 100-year flood plain, it does exist within an area at risk of a 500-year flood.  Even though our site is protected by levee systems, its existence next to a major river and major creeks present a risk that flooding could occur at some point in the future.  We have procured flood insurance as a means of risk mitigation; however, there is a chance that such insurance will not cover certain costs in excess of our insurance associated with flood damage or loss of income, during a flood period.  Our current insurance may not be adequate to cover the losses that could be incurred in a flood of a 500-year magnitude.  Accordingly, floods could have a material adverse impact upon Unit value.

We may experience delays or disruption in the operation of our rail line and loop track, which may lead to decreased revenues.

We have entered into the Track Agreement to service our track and railroad cars, which we will be highly dependent on.  There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the ethanol and distillers grains we produce.  If we cannot operate our plant at full capacity, we may experience decreased revenues which may affect the profitability of the Facility.

Our operating costs could increase, which could reduce our profits or create losses, which could decrease the value of Units or Members’ investment return.

We could experience cost increases associated with the operation of the Facility caused by a variety of factors, many of which are beyond our control. Corn prices are volatile and labor costs could increase over time, particularly if there is a shortage of persons with the skills necessary to operate the Facility. The adequacy and cost of electricity, steam and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of ethanol and distillers grains to our customers.  In addition, the operation of the Facility is subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution control, ethanol production, grain purchasing and other matters. If any of these regulations were to change, it could cost us significantly more to comply with them.  We will be subject to all of these regulations whether or not the operation of the Facility is profitable.

If we cannot retain competent personnel, we may not be able to operate profitably, which could decrease the value of Units or Members’ investment return.

Though we believe we have employed capable management to date, we provide no assurance that we can manage the Facility effectively or properly staff our operations going forward.

Our lack of business diversification could result in the devaluation of our Units if our revenues from our primary products decrease.

Our business consists solely of ethanol and distillers grains production and sales.  We have no other lines of business or other sources of revenue.  Our lack of business diversification could cause Members to lose all or some of their investment if we are unable to generate a profit by the production and sales of ethanol and distillers grains since we do not expect to have any other lines of business or alternative revenue sources.

We have a history of losses and may not ever operate profitably.

From our inception on March 28, 2005 through September 30, 2009, we incurred an accumulated net loss of approximately $16,092,000.  There is no assurance that we will be able to operate profitably.

An investment in our Units may decline in value due to decisions made by our Board and Members’ only recourse is to replace our Directors, which could take several years.

Our Board may make poor decisions regarding actions of the Company, which may cause a decrease in the value of Units.  Our Operating Agreement provides that each member of the Board serves a four year term, and in all cases until a successor is elected and qualified.  Holders of Series A Units (the “Series A Members”) have the right to elect the balance of the directors not elected by the holders of Series B, Series C Members, (or Series U Members, if we issue such Units) (presently the Series A Members may elect four Directors); however, the terms of the directorships elected by the Series A Members are staggered such that only one Series A Director may be elected each year.  Staggering the terms of the Series A Directors, in addition to the rights of Bunge (the “Series B Member”) and ICM (the “Series C Member”) to elect certain directorships, including Bunge or Holdings’s rights to elect directorships in the event it is issued additional Units, means that Series A Members could only change the control of the Company through electing all four Series A Directors, which would take four years.  If the Facility suffers due to lack of financing or the Board makes poor decisions, the Series A Members’ only recourse is to replace the Series A directors through elections at four successive annual meetings or an amendment to our Operating Agreement, which may be difficult to accomplish.

Our Operating Agreement contains restrictions on Members’ rights to participate in corporate governance of our affairs, which limits their ability to influence management decisions.

Our Operating Agreement provides that a Member or Members owning at least 30 percent of the outstanding Units may call a special meeting of the Members.  This may make it difficult for Members to propose changes to our Operating Agreement without support from our Board of Directors.  Our directors are elected by holders of the three outstanding Series of Units.

Our directors have other business and management responsibilities which may cause conflicts of interest in the allocation of their time and services to the Company.

Since we are managed both by our officers and to some extent by the Board, the devotion of the directors’ time to the project is critical.  However, the directors have other management responsibilities and business interests apart from our project.  Most particularly, our directors who were nominated by Bunge and ICM have duties and responsibilities to those companies which may conflict with our interests.  As a result, our directors may experience conflicts of interest in allocating their time and services between us and their other business responsibilities.  No formal procedures have been established to address or resolve these conflicts of interest.

We may have conflicting financial interests with Bunge and ICM which could cause them to put their financial interests ahead of ours.

ICM and Bunge advise our directors and have been, and are expected to be, involved in substantially all material aspects of our financing and operations.  We have entered into a number of material commercial arrangements with Bunge, as described elsewhere in this report.  Consequently, the terms and conditions of our agreements with ICM and Bunge have not been negotiated at arm’s length.  Therefore, these arrangements may not be as favorable to us as could have been if obtained from unaffiliated third parties.  Most of the cost of our project has been paid to ICM for the design and construction of the Facility.  In addition, because of the extensive roles that ICM and Bunge had, it may be difficult or impossible for us to enforce claims that we may have against ICM or Bunge.  Such conflicts of interest may reduce our profitability and the value of the Units and could result in reduced distributions to investors.

ICM, Bunge and Holdings and their respective affiliates may also have conflicts of interest because ICM, Bunge and Holdings and their respective employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States.  We cannot require ICM, Bunge or Holdings to devote their full time or attention to our activities.  As a result, ICM, Bunge and/or Holdings may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our Facility.

From time to time, our directors may serve in director or leadership roles with trade associations which could raise a conflict of interest.

A number of our directors have or continue to serve as directors of local and state agricultural trade organizations.  These organizations may adopt policies, or engage in political lobbying activities that are in opposition to, or that conflict with the Company’s business needs.  This may require such a director to abstain from votes or discussion on certain Company-related business matters.

Risks Associated With the Ethanol Industry

There have been increasing questions about the viability of ethanol producers.

We believe that the competition in the ethanol market may increase in the near term as the ethanol plants recently sold as part of bankruptcy proceedings return to production.  The Valero Energy Corporation recently purchased seven idle plants.  As these plants come on line, we believe that ethanol prices will continue to rise

through the end of 2009.   In addition, several of our competitors including certain subsidiaries of Pacific Ethanol, Inc. and Aventine Renewable Energy Holdings, Inc. have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.

We compete with larger, better financed entities, which could negatively impact our ability to operate profitably.

There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to ours.  Large ethanol producers such as Abengoa Bioenergy Corp., Archer Daniels Midland, Cargill, Inc., Green Plains Renewable Energy, Inc., POET and Valero, among others, are capable of producing a significantly greater amount of ethanol than we produce.  Furthermore, ethanol from certain Central American or Caribbean countries is eligible for tariff reduction or elimination upon importation to the United States. Ethanol imported from these Caribbean Basin countries may be a less expensive alternative to domestically-produced ethanol.

This competition also means that the supply of domestically-produced ethanol is at an all-time high.  According to Ethanol Producer Magazine, there were 184 ethanol plants in operation in the United States with the capacity to produce 11.8 billion gallons of ethanol annually as of October 21, 2009.  An additional 12 plants were under construction or expanding which could add an additional estimated 1.1 billion gallons of annual production capacity.  Approximately 23 plants were not producing which could add an additional estimated 1.3 billion gallons of annual production capacity if all plants were online.  Iowa alone is estimated to produce approximately 3.27 billion gallons of ethanol in 2009.  Excess capacity in the ethanol industry will have an adverse impact on our operations, cash flows and general financial conditions.  If the demand for ethanol does not grow at the same pace as increases in supply, the price of ethanol will likely decline.  If excess capacity in the ethanol industry continues, the market price of ethanol may continue to decline to levels that are inadequate to generate sufficient cash flow to cover our costs.  This could negatively impact our future profitability and decrease the value of our Units and Members’ investment return.

Changes in the supply, demand, production and price of corn could make it more expensive to produce ethanol, which could decrease our profits.

Our ethanol production requires substantial amounts of corn. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol.  Events that tend to negatively impact the supply of corn are likely to increase prices and affect our operating results.  The record high corn prices in the spring of 2009 resulted in lower profit margins for the production of ethanol, and market conditions generally do not allow us to pass along increased corn costs to our customers.  If the demand for corn returned to the levels of spring 2009 and drove corn prices significantly higher we may not be able to acquire the corn needed to continue operations.

The price of corn has fluctuated significantly in the past and may fluctuate significantly in the future. We cannot provide assurances that we will be able to offset any increase in the price of corn by increasing the price of our products.  Any reduction in the spread between ethanol and corn prices, whether as a result of further increase in corn price or an additional decrease in ethanol prices, may adversely affect our results of operations and financial conditions, leading to a decrease in the value of Units and Members’ investment return.

We have executed an output contract for the purchase of all of the ethanol we produce, which may result in lower revenues because of decreased marketing flexibility and inability to capitalize on temporary or regional price disparities, and could reduce the value of Units or Members’ investment return.

Bunge is the exclusive purchaser of our ethanol and markets our ethanol in national, regional and local markets. We do not plan to build our own sales force or sales organization to support the sale of ethanol.  As a result, we are dependent on Bunge to sell our principal product.  When there are temporary or regional disparities in ethanol market prices, it could be more financially advantageous to have the flexibility to sell ethanol ourselves through our own sales force.  We have decided not to pursue this route.  Our strategy could result in lower revenues and reduce the value of Units if Bunge does not perform as we plan.

Low ethanol prices and low gasoline prices could reduce our profitability.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability.  The price for ethanol has some relation to the price for oil and gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases, although this may not always be the case.  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.  Further increased production of ethanol may lead to lower prices.  Any downward change in the price of ethanol may decrease our prospects for profitability and thus the value of our Units and Members’ investment return.

There is scientific disagreement about the wisdom of policies encouraging ethanol production, which could result in changes in governmental policies concerning ethanol and reduce our profitability.

Some studies have challenged whether ethanol is an appropriate source of fuel and fuel additives, because of concerns about energy efficiency, potential health effects, cost and impact on air quality. Federal energy policy, as set forth in the 2005 Act and the 2007 Act, supports ethanol production.  If a scientific consensus develops that ethanol production does not enhance our overall energy policy, our ability to produce and market ethanol could be materially and adversely affected.  In the spring of 2009, the EPA issued a proposed rule that required ethanol and biodiesel producers meet higher greenhouse gas emission standards than those for petroleum-based fuels because of the potential for increased GHG emissions from land clearing for increased corn and soybean plantings in the U.S and other countries.  If this proposed rule were implemented today, it could impose significant cost on our operations.

Hedging transactions, which, are intended to stabilize our corn costs, also involve risks and costs that could reduce our profitability.

In an attempt to minimize the effects of the volatility of corn costs on operating profits, we take hedging positions in corn futures markets, provided we have sufficient working capital.  Hedging means protecting the price at which we buy corn and the price at which we will sell our products in the future.  It is a way to attempt to reduce the risk caused by price fluctuation.  The effectiveness of hedging activities is dependent upon, among other things, the cost of corn and our ability to sell sufficient amounts of ethanol and distillers grains to utilize all of the corn subject to the futures contracts.  Hedging activities result in costs such as brokers’ commissions and other transaction costs.

Ethanol production is energy intensive and interruptions in our supply of energy, or volatility in energy prices, could have a material adverse impact on our business.

Ethanol production requires a constant and consistent supply of energy.  If our production is halted for any extended period of time, it will have a material adverse effect on our business.  If we were to suffer interruptions in our energy supply, our business would be harmed.  We have entered into the Steam Contract for our primary energy source.  We also are able to operate at full capacity using natural gas-fired boilers, which mitigates the risk of disruption in steam supply.  However, the amount of natural gas we are permitted to use for this purpose is currently limited and the price of natural gas may be significantly higher than our steam price.  In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of steam, natural gas or electricity would harm our business by increasing our energy costs.  The prices which we will be required to pay for these energy sources will have a direct impact on our costs of producing ethanol and our financial results.

Our ability to successfully operate depends on the availability of water.

To produce ethanol, we need a significant supply of water, and water supply and quality are important requirements to operate an ethanol plant.  Our water requirements are supplied by our wells, but there are no assurances that we will continue to have a sufficient supply of water to sustain the Facility in the future, or that we can obtain the necessary permits to obtain water directly from the Missouri River as an alternative to our wells.  As a result, our ability to make a profit may decline.

New environmental laws could significantly impact our profitability.  We have no current plan to sell the raw carbon dioxide we produce to a third party processor resulting in the loss of a potential source of revenue.

Congress is currently discussing the American Clean Energy and Security Act of 2009 which would create a cap and trade program to reduce greenhouse gas emissions.  The gases covered under the legislation include carbon dioxide, methane, nitrous oxide, sulfur hexafluoride, hydroflourocarbons (HFCs) emitted as a byproduct, perfluorcarbons, and nitrogen triflouride.  The bill requires a reduction in emissions from 17% below 2005 levels by 2020 and 83% percent below 2005 levels by 2050.  These additional emission containment measures could be a prohibitive capital expenditure to us.

Changes and advances in ethanol production technology could require us to incur costs to update our Facility or could otherwise hinder our ability to complete in the ethanol industry or operate profitably.

Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income, all of which could reduce the value of Members’ investment.

Competition from the advancement of alternative fuels may decrease the demand for ethanol and negatively impact our profitability, which could reduce the value of Members’ investment.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to lower fuel costs, decrease dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability, causing a reduction in the value of Members’ investment.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis and could reduce the value of Members’ investment.

Most ethanol producted in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  It may not be practical or cost-effective to convert our Facility into a plant which will use cellulose-based biomass to produce ethanol.  If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and Members’ investment could lose value.

Competition from ethanol imported from Caribbean basin countries may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of Members’ investment.

Ethanol produced or processed in certain countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative.  Large ethanol producers, such as Cargill, have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States.  Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. Various pieces of legislation have been proposed to limit the number of gallons that may be imported under the Carribbean Basin Initiative (“CBI”); however, at this time none have been passed. The CBI’s share of the U.S. market has stayed relatively stable. Competition from ethanol imported from Caribbean Basin countries may affect our ability to sell our ethanol profitably, which would reduce the value of Members’ investment.

Competition from ethanol imported from Brazil may be a less expensive alternative to our ethanol, which would cause us to lose market share and reduce the value of Members’ investment.

Brazil is currently the world’s largest producer and exporter of ethanol.  In Brazil, ethanol is produced primarily from sugarcane, which is also used to produce food-grade sugar.  Ethanol imported from Brazil may be a less expensive alternative to domestically-produced ethanol, which is primarily made from corn.  Tariffs presently protecting U.S. ethanol producers may be reduced or eliminated.  Competition from ethanol imported from Brazil may affect our ability to sell our ethanol profitably, which would reduce the value of Members’ investment.

Risks Associated With Government Regulation and Subsidization

Federal regulations concerning tax incentives could expire or change, which could reduce our revenues.

The federal government presently encourages ethanol production by taxing it at a lower rate which indirectly benefits us.  Some states and cities provide additional incentives. The 2005 Act and the 2007 Act effectively mandated increases in the amount of annual ethanol consumption in the United States. The result is that the ethanol industry’s economic structure is highly dependent on governmental policies.  Although current policies are favorable factors, any major change in federal policy, including a decrease in ethanol production incentives, would have significant adverse effects on our proposed plan of operations and might make it impossible for us to continue in the ethanol business.

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

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide. We are subject to regulations on emissions from the EPA and the IDNR. The EPA’s and IDNR’s environmental regulations are subject to change and often such changes are not favorable to industry.  Consequently, even if we have the proper permits now, we may be required to invest or spend considerable resources to comply with future environmental regulations.

Our failure to comply or the need to respond to threatened actions involving environmental laws and regulations may adversely affect our business, operating results or financial condition. We must follow procedures for the proper handling, storage, and transportation of finished products and materials used in the production process and for the disposal of waste products.  In addition, state or local requirements also restrict our production and distribution operations. We could incur significant costs to comply with applicable laws and regulations.  Changes to current environmental rules for the protection of the environment may require us to incur additional expenditures for equipment or processes.

We could be subject to environmental nuisance or related claims by employees, property owners or residents near the Facility arising from air or water discharges.  Ethanol production has been known to produce an odor to which surrounding residents could object.  We believe our plant design mitigates most odor objections.  However, if odors become a problem, we may be subject to fines and could be forced to take costly curative measures.  Environmental litigation or increased environmental compliance costs could significantly increase our operating costs.

We are subject to federal and state laws regarding operational safety.  Risks of substantial compliance costs and liabilities are inherent in ethanol production.  Costs and liabilities related to worker safety may be incurred.  Possible future developments-including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our operation could result in substantial costs and liabilities that could reduce the amount of cash that we would otherwise have to distribute to Members or use to further enhance our business.

Carbon dioxide may be regulated by the EPA in the future as an air pollutant, requiring us to obtain additional permits and install additional environmental mitigation equipment, which may adversely affect our financial performance.

Our Facility emits carbon dioxide as a by-product of the ethanol production process.  The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to us concerning carbon dioxide, if Iowa or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the Facility profitably, which may decrease the value of our Units and Members’ investment return.

Our site borders nesting areas used by endangered bird species, which could impact our ability to successfully maintain or renew operating permits.  The presence of these species, or future shifts in its nesting areas, could adversely impact future operating performance.

The Piping Plover (Charadrius melodus) and Least Tern (Sterna antillarum) use the fly ash ponds of the existing MidAm power plant for their nesting grounds.  The birds are listed on the state and federal threatened and endangered species lists.  The IDNR determined that our rail operation, within specified but acceptable limits, does not interfere with the birds’ nesting patterns and behaviors.  However, it was necessary for us to modify our construction schedules, plant site design and track maintenance schedule to accommodate the birds’ patterns.  We cannot foresee or predict the birds’ future behaviors or status.  As such, we cannot say with certainty that endangered species related issues will not arise in the future that could negatively effect the plant’s operations, or the valuation of Units.

We may encounter or discover unforeseen environmental contaminants at our site.

We completed a Phase One environmental survey to determine the presence of hazardous waste on the Facility site.  While we believe the historical use of our site has primarily been bare farmland, a Phase Two environmental study (to test for the presence of any contaminants that may have permeated the ground water or leached into the soil as a consequence of any prior disposal or improper storage by prior occupants or neighboring businesses) was performed and updated in connection with the closing of our 2006 equity offering.  In the future, should such contaminants or hazards be discovered, we may be unable to utilize the Facility site as we intend or we may incur costs for cleanup.

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

We are an Iowa limited liability company that has elected to be taxed as a partnership for federal and state income tax purposes, with income, gain, loss, deduction and credit passed through to our Members. However, if for any reason the Internal Revenue Service (“IRS”) would successfully determine that we should be taxed as a corporation rather than as a partnership, we would be taxed on our net income at rates of up to 35 percent for federal income tax purposes, and all items of our income, gain, loss, deduction and credit would be reflected only on our tax returns and would not be passed through to our Members. If we were to be taxed as a corporation for any reason, distributions we make to our Members will be created as ordinary dividend income to the extent of our earnings and profits, and the payment of dividends would not be deductible by us, thus resulting in double taxation of our earnings and profits. If we pay taxes as a corporation, we will have less cash to distribute to our Members.

The IRS may classify an investment in us as passive activity income, resulting in a Member’s inability to deduct losses associated with an investment in us.

It is likely that the IRS will classify an interest in us as a passive activity. If a Member is either an individual or a closely held corporation, and if a Member’s interest is deemed to be “passive activity,” then such Member’s allocated share of any loss we incur will be deductible only against income or gains such Member has earned from other passive activities. Passive activity losses that are disallowed in any taxable year are suspended and may be carried forward and used as an offset against passive activity income in future years. These rules could restrict a Member’s ability to currently deduct any of our losses that are passed through.

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

The IRS may audit our income tax returns and may challenge positions taken for tax purposes and allocations of income, gain, loss and deduction to Members.  If the IRS were successful in challenging our allocations in a manner that reduces loss or increases income allocable to Members, Members may have additional tax liabilities.  In addition, such an audit could lead to separate audits of Members’ tax returns, especially if adjustments are required, which could result in adjustments on Members’ tax returns.  Any of these events could result in additional tax liabilities, penalties and interest to Members, and the cost of filing amended tax returns.

Item 2.	Properties.

We own the Facility site located near Council Bluffs, Iowa, which consists of three parcels totaling 200 acres.  This property is encumbered under the mortgage agreement with Lenders.  The Facility site is suitable for our production, storage and transportation of our products.  We lease a building on the Facility site to an unrelated third party, and lease 55.202 acres on the south end of the property to an unrelated third party for farming.  In December 2008, we entered into a lease agreement with Bunge for the lease of property in Council Bluffs, Iowa.  The property contains a storage bin that we use for storing grain to be used at the Facility.  The initial term of the lease is one year, and it may be extended for additional one-year terms upon mutual agreement.  The Facility site is adequate for our current and future operations at namplate capacity.

Item 3.	Legal Proceedings.

There are no items to report.

Item 4.                   Submission of Matters to a Vote of Security Holders.

On July 17, 2009 the Company held its annual meeting of members (the “Annual Meeting”).  The Series A Members re-elected current Series A director Karol D. King to serve another four year term on the Board.  Mr. King received 208 votes and four votes abstained.  Those Series A directors who were not due for election and whose term of office continued after the Annual Meeting are Ted Bauer, Hubert M. Houser, and Michael K. Guttau.  Additionally, the current Series B Directors, Messrs. Bailey Ragan and Michael Scharf, each voluntarily tendered their resignations to the Board effective July 17, 2009 not due to any disagreement with the Board.  Pursuant to Section 5.3(b) of the Operating Agreement, Bunge, the Series B Member, appointed two directors to the Board Messrs. Eric L. Hakmiller and Tom J. Schmitt to succeed Messrs. Ragan and Scharf.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

As of September 30, 2009, the Company had (i) 8,805 Series A Units issued and outstanding held by 774 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  The Company does not have any established trading market for its Units, nor is one contemplated.  To date, the Company has made no distribution to its Members, and it cannot be certain when it will be able to make distributions.  Further, our ability to make distributions will be restricted under the terms of the Credit Agreement.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

 Overview, Status and Recent Developments

Results of Operations

The following table shows our unaudited results of operations, stated as a percentage of revenue.  Because we did not begin operating the Facility until mid-February 2009, we do not have comparable data for the twelve months ended September 30, 2008.  We do, however, have a comparison for the three months ended September 30, 2009 to the three months ended June 30, 2009.

Three Months Ended September 30, 2009 (1) (Unaudited)			Three Months Ended June 30, 2009 (1) (Unaudited)
Amounts	% of Revenues	Gallons(2)	Amounts	% of Revenues	Gallons(2)

Income Statement Data
Revenues	$45,548,073	100%	$1.81	$42,512,277	100%	$1.89
Cost of Goods Sold	44,148,010	97%	1.76	43,682,895	103%	1.94
Gross Margin	1,400,062	3%	0.05	(1,170,618)	(3%)	(0.05)
Selling, General and Administrative Expenses	1,400,996	3%	0.06	1,093,179	3%	0.05
Other (Expense)	(1,582,739)	(3%)	(0.06)	(2,142,214)	(5%)	(0.10)
Net Loss	$(1,583,672)	(3%)	$(0.07)	$(4,406,011)	(10%)	$(0.20)

(1)
We were operating at a reduced capacity of approximately 84% during the year ended September 30, 2009 following the commencement of operations in February 2009.  The losses that we incurred are not indicative of any losses or profits that we might achieve when the plant is running at full capacity

(2)           Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  During the Fiscal 2009, we earned approximately 82.6% of our revenue from the sale of ethanol and 17.11% of our revenue from the sale of distillers grains.  We sold 54.8 million gallons of ethanol at an average price of $1.51 a gallon and sold 156,600 tons of dried distillers grains at an average price of $106 a ton through Fiscal 2009. The increase in revenue from the third quarter to the fourth quarter of 2009 was due to an additional 2.3 million gallons of ethanol sold with the average price per gallon remaining stable between the two quarters.

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 102% for Fiscal 2009.  Upon commencing operations, our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our corn prices varied widely during Fiscal 2009, ranging from $3.18 to $4.07 per bushel.  Our average price of corn ground was approximately $3.69 per bushel and our average steam and natural gas energy cost was $4.36 per MMBTU.  Because we did not operate at 100% capacity during the period, our fixed costs per gallon of production were higher than they are anticipated to be in the future.  In addition, cost of goods sold includes a reduction in our corn costs due to realized and unrealized gains on our hedging activities of $5.0 million during Fiscal 2009.  Our cost of goods sold increased from the third to the fourth quarter of 2009 as a result of additional corn and energy used to produce an additional 2.3 million gallons of ethanol sold.

General & Administrative Expenses

Our general and administrative expenses as a percentage of revenues were 5% for Fiscal 2009.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our selling, general and administrative expenses for Fiscal 2009 were $5,505,160, as compared to $4,008,188 for the year ended September 30, 2008.  The increase in selling, general, and administrative expenses from 2008 to 2009 is due to completion of full staffing as we commenced operations.  We expect our operating expenses to remain flat to slightly decreasing during the first two quarters of Fiscal 2010.

Other (Expense)

Our other expenses for Fiscal 2009 were approximately 4% of our revenues.  Our other expenses for the years ended September 30, 2009 and 2008 were $4,984,482 and $290,588, respectively.  The majority of this increase in expenses was a result of expensing interest as compared to the capitalization of our construction loan interest in  prior periods when we were in the development stage. In addition, while in the development stage, we recognized an expense that includes realized and unrealized losses on derivative instruments of $657,000 in other expenses.

Net (Loss)

Our net loss from operations for the year ended Fiscal 2009 was approximately 13% of our revenues.  Our net loss for Fiscal 2009 was primarily the result of negative margins, fixed costs, interest expense and the startup of operations during the year.

Liquidity and Capital Resources

As of September 30, 2009, we have drawn approximately $111,273,000 under our Credit Agreement, and had approximately $8,585,000 of principal and interest outstanding under the Bridge Loan.  We also agreed to pay, beginning at the end of the June 30, 2010 fiscal quarter, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  Effective August 1, 2009, in addition to compliance with the borrowing base, we are subject to working capital and tangible net worth covenants under the Credit Agreement.

Under our $15 million revolving line of credit with AgStar (the “Revolving LOC”), we have borrowed $10,273,247 as of September 30, 2009, with an additional $1,426,753 available at September 30, 2009. A letter of credit issued in favor of our steam provider, MidAm, in the amount of $3,300,000 reduces the availability under our Revolving LOC.  We are also relying on receipt of our accounts receivable to help fund operations.

Holdings extended to the Company a Subordinated Term Note (the “Term Note”) in favor of Holdings effective August 26, 2009 in the amount of approximately $27,107,000.  The Term Note was used to reduce the Bridge Loan in a corresponding amount.

In addition, we have entered into the Revolving Note with Holdings providing for the extension of a maximum of $10,000,000 in revolving credit under the Revolving Note.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  As of September 30, 2009, we have borrowed $2,000,000 under the Revolving Note.  We are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note.  Interest will accrue at the rate of 7.5% - 10.5 % over six-month LIBOR.

As a result of our Revolving LOC, Term Note and Revolving Note we have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt has important implications on our liquidity and capital resources, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Because oil demand has decreased and ethanol prices have remained flat to a slight decrease, we believe operating margins will be break-even to slightly positive over the next two to three quarters.  We anticipate margins will remain under pressure for the foreseeable future, as the current economics of ethanol force a reduction in product supply as more independent plants are forced to close.  In addition, cash flow from operations may not allow us to make our principal payments under the Credit Agreement which are scheduled to commence March 1, 2010. In that event, we would request AgStar to delay our payment of the initial principal payment.  If our principal payments are not delayed, we may be dependent upon our lines of credit to make these payments.  We may use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets has resulted in wide swings in margins for ethanol production.

Primary Working Capital Needs

Cash (used in) operations for the years ended September 30, 2009 and 2008 was ($16,930,190) and ($2,436,118), respectively.  Cash has been used primarily to fund operational start-up expenses and for pre-operational and administrative expenses prior to commencing operations in February, 2009.  For the years ended September 30, 2009 and 2008, net cash used in investing activities was ($31,008,259) and ($88,922,249), respectively, primarily related to the final construction and start-up of our plant.  For the years ending September 30, 2009 and 2008, cash provided by financing activities was $48,836,139 and $96,172,821, respectively.  This cash was generated through loan proceeds.

Through September 30, 2009, we have incurred approximately $147,608,000 for construction services under our construction contract with ICM (“ICM Contract”), leaving approximately $700,000 of retainage, which we expect to pay in the first quarter of fiscal year 2010.  During the next quarter, we estimate that we will require approximately $33,000,000 per quarter for our primary input of corn and $4,000,000 for our energy sources of steam and natural gas.  We currently have approximately $1,426,753 available under our Revolving LOC to hedge commodity price fluctuations; in addition, we have up to $8,000,000 in revolving credit available under the Revolving Note to support our working capital needs.  We cannot estimate the availability of funds for hedging in the future.

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

The price of corn has been volatile during the last two years. Since December, 2008, the Chicago Mercantile Exchange (“CME”) near-month corn price has dropped $0.62 per bushel. As of October 19, 2009, the CME near-month corn price for October 2009 was $3.60 per bushel. We believe the decrease in corn prices was primarily due to lower export and feeding demand plus a normalization of the speculative trend of the spring and fall 2008 markets. Increasing corn prices will negatively affect our costs of production. However, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

The United States Department of Agriculture (“USDA”) has increased the forecast of the amount of corn to be used for ethanol production during the current marketing year (2009) by 100 million bushels, to a total of 3.7 billion. The forecast is 674 million bushels more than used in that category last year.  The USDA cited record ethanol use in December, 2008, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its July 10, 2009 update, the USDA also increased the projection of U.S. corn exports for the current marketing year by 40 million bushels, to 1.79 billion bushels.  This projection is 260 million bushels less than the projection of last fall, 696 million less than the record exports of 2007-08, and represents the smallest exports in six years.

 The USDA report for crop year 2008 (the period of September, 2008 through August, 2009) has projected the season-average farm price of corn at $4.00 to $4.40 per bushel.  This compares with the 2007/08 record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years as of August, 2009 according to ProExporter, the average U.S. ethanol price was $1.85 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.22 per gallon.  During the first eight months of 2009, the average U.S. ethanol price was $1.51 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $1.64 per gallon, or approximately $.13 per gallon above ethanol prices.

The Renewable Fuels Standard

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in the 2007 Act.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the provisions of the 2005 Act that created the RFS.  The RFS requires that 10.5 billion gallons of corn-based ethanol be sold or dispensed in 2009, increasing to 15 billion gallons by 2022.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

Market Risks

We are exposed to market risk from changes in commodity prices and, to the extent we have working capital available, we engage in hedging transactions which involve risks that could harm our business.  Exposure to commodity price risk results from our dependence on corn, and to the extent our steam source is not available, natural gas, in the ethanol production process.  We seek to minimize the risks from fluctuations in the price of corn through the use of hedging instruments when working capital is available.  The effectiveness of our hedging strategies is dependent upon the cost of commodities and our ability to sell sufficient products to use all of the commodities for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn prices increase. We do not designate these contracts as hedges for accounting purposes.

In the event we do not have sufficient working capital to enter into hedging strategies to manage our risks, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.

We expect the annual impact on our results of operations due to a $1.00 per bushel fluctuation in market prices for corn to be approximately $29,900,000, or $0.27 per gallon, assuming our plant operated at 100% name plate capacity (production of 110,000,000 gallons of ethanol annually). This assumes no increase in the price of ethanol and assumes a relative increase in the price of distillers grains.

We have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt has important implications on our operations, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Competition

       We believe that the competition in the ethanol market will increase in the near term as the ethanol plants recently sold by bankruptcy proceedings return to production.  Several of our competitors including certain subsidiaries of Pacific Ethanol, Inc. and Aventine Renewable Energy Holdings, Inc. have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.  The Valero Energy Corporation purchased seven idle plants.  As these plants come online, we believe that ethanol prices will remain low through the end of 2009.

Summary of Critical Accounting Policies and Estimates

Note 2 to our financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment.  We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities.  We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations.

Revenue Recognition

We sell ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  Our products are generally shipped FOB loading point.  With the conclusion of the Lansing Agreement, ethanol sales are handled through the Ethanol Agreement with Bunge.  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through the DG Agreement with

Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by us for the sale of ethanol and co-products are included in cost of goods sold.

Investment in Commodity Contracts, Derivative Instruments and Hedging Activities

When we have sufficient working capital available, we enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs.  We use cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.  The Company adopted new disclosure requirements, which require entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.

We are exposed to certain risks related to ongoing business operations.  The primary risks that we manage by using forward or derivative instruments are price risk on anticipated purchases of corn and sales of ethanol.

We are subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow us to pass along increased corn costs to customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.

We enter into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices.  In addition, we enter into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  We maintain a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  Our specific goal is to protect the Company from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as mark to market.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories.  To reduce that risk, we generally take positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During Fiscal 2009, we recorded a combined realized and unrealized gain of $4,966,567 as a component of cost of goods sold and a ($160,677) loss as a component of revenue.  In addition, we recorded a combined realized and unrealized loss of ($656,973) for the twelve months ended September 30, 2009 as a component of non-operating income.  There were no realized or unrealized gains or losses during the three or twelve months ended September 30, 2008.  The derivative financial instruments asset of $263,688 consists of 1,525,000 bushels of corn at September 30, 2009.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.

Property and Equipment

Property and equipment is stated at cost. Construction in progress is comprised of costs related to constructing the plant and is depreciated upon completion of the plant.  Depreciation is computed using the straight-line method over the following estimated useful lives:

                                           Buildings                                                  40 Years

                                           Process Equipment                                 10 Years

                                           Office Equipment                                    3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2009.

Off-Balance Sheet Arrangements

The Company currently does not have any off balance sheet arrangements.

Relationships and Related Party Transactions

We entered into the ICM Contract for a lump-sum contract price of $118,000,000.  As of September 30, 2009 and 2008, we incurred approximately $147,608,000 and $134,025,000 of construction in progress, respectively, under the ICM Contract.  A total of approximately $700,000 is included in retainage payable as of September 30, 2009.

We entered into the DG Agreement under which Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DDGS produced.  The DG Agreement commenced on February 1, 2009 and continues for ten years, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  We are required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DG Agreement.   We have incurred $467,092 of marketing expenses during Fiscal 2009 and there were no expenses incurred for the year ended September 30, 2008.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Agreement with AB has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  We pay an annual minimum fee of $675,000 under the agreement.  Expenses for Fiscal 2009 were $607,565; $92,714 of this amount is included in accrued expenses at September 30, 2009. There were no fees incurred for the year ended September 30, 2008.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist us with requests by AgStar.  We paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The term of the Support Services Agreement expired on December 31, 2008, but is being continued on a month to month basis.  Expenses for the years ended September 30, 2009 and 2008 were $38,924 and $101,000, respectively.

In December, 2008, we and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), we leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for Fiscal 2009 were $603,474 under the Lease Agreement.  There were no expenses incurred for the year ended September 30, 2008. In connection with the Lease Agreement, we entered into a grain purchase agreement, under which we agreed to purchase the grain inventory at the grain elevator and the grain inventory located in our on-site storage Facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000.

Under the Ethanol Agreement, we sell Bunge all of the ethanol produced at the Facility, and Bunge purchases the same, up to the Facility’s nameplate capacity of 110,000,000 gallons a year.  We pay Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement which commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  We have incurred expenses of $63,186 during Fiscal 2009.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide us with assistance in managing our commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for Fiscal 2009 were $225,000.  There were no expenses incurred for the year ended September 30, 2008.

In June, 2007, we entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  On June 26, 2009, we executed an Amended and Restated Railcar Lease Agreement (“Amended Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars.  Under the Amended Railcar Agreement, we lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Amended Railcar Agreement will terminate upon the expiration of all railcar leases.  The Amended Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the us and Bunge.  The Amended Railcar Agreement provides that we are a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.  Expenses for Fiscal 2009 were $3,655,498.  There were no expenses incurred for the year ended September 30, 2009.

In March, 2009, we entered into an agreement with Bunge to provide an interim President / CEO.  The agreement provided for reimbursement in the annual amount of $150,000 plus monthly expenses.  Expenses for Fiscal 2009 were $85,139, and $29,039 is included in accrued expenses.  There were no expenses incurred for the year ended September 30, 2009.  We hired a new General Manager effective September 8, 2009 thus terminating this agreement with Bunge effective September 8, 2009.

In connection with obtaining the Bridge Loan, we entered into the Series C Unit Amendment as described above.

Holdings has agreed to extend the Term Note to us, due in five years, repayment of which is subordinated to the Credit Agreement, as described above.

In addition, we entered into the Revolving Note with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit, as described above.

We do not presently have any policies finalized and adopted by the Board governing the review or approval of related party transactions.

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.                      Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Southwest Iowa Renewable Energy, LLC

We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2009 and 2008, and the related statements of operations, members’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2009 and 2008, and the results of its operations and its cash flows for years then ended, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Southwest Iowa Renewable Energy, LLC’s internal control over financial reporting as of September 30, 2009, included in the accompanying controls and procedures in the Form 10-K and accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
December 23, 2009

Southwest Iowa Renewable Energy, LLC Balance Sheets September 30, 2009 and 2008

	2009	2008
ASSETS

CURRENT ASSETS Cash and cash equivalents	$7,455,084	$6,557,394
Restricted cash	-	3,289,949
Accounts receivable	1,831,722	-
Accounts receivable, related party	12,396,172	-
Due from broker	2,108,267	-
Inventory	4,913,675	-
Derivative financial instruments	263,688	-
Prepaid expenses and other	439,431	43,261
Total current assets	29,408,039	9,890,604

PROPERTY AND EQUIPMENT
Land	2,064,090	2,064,090
Construction in progress	-	172,745,278
Plant, building, and equipment	197,435,327	-
Office and other equipment	680,145	389,823
	200,179,562	175,199,191
Accumulated depreciation	(9,600,217)	(37,249)
	190,579,345	175,161,942

OTHER ASSETS
Financing costs, net of amortization of $1,467,677 and $497,672, respectively	2,382,317	3,088,821
TOTAL ASSETS	222,369,701	$188,141,367

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,351,156	$6,260,253
Accounts payable, related parties	4,297,990	-
Retainage payable, related party	697,770	7,158,896
Accrued expenses	5,727,245	1,672,950
Current maturities of notes payable	18,215,803	35,198,440
Total current liabilities	30,289,964	50,290,539

NOTES PAYABLE, less current maturities	130,897,350	63,893,467
Other	800,002	900,000
	131,697,352	64,793,467
COMMITMENTS

MEMBERS’ EQUITY
Members’ capital, 13,139 units issued and outstanding	76,474,111	76,474,111
Earnings (deficit)	(16,091,726)	(3,416,750)
	60,382,385	73,057,361

	$222,369,701	$188,141,367
See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC
Statements of Operations

	Year Ended September 30, 2009	Year Ended September 30, 2008

Revenues	$99,986,005	$-
Cost of Goods Sold	102,171,339	-
Gross Margin	(2,185,334)	-

General and adminsistrative expenses	5,505,160	4,008,188
Operating (Loss)	(7,690,494)	(4,008,188)

Other income and (expense):
Realized and unrealized losses on derivative instruments	(656,973)	-
Grant	49,252	136,513
Interest income	107,553	136,850
Other income	633,560	17,225
Interest expense	(5,117,874)	-
	(4,984,482)	290,588

Net (loss)	$(12,674,976)	$(3,717,600)

Weighted average units outstanding	13,139	13,139

Net (loss) per unit – basic and diluted	$(964.68)	$(282.94)

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC Statements of Members’ Equity

	Members’ Capital	Earnings (Deficit) Accumulated	Total

Balance, September 30, 2007	76,474,111	300,850	76,774,961
Net (loss)	---	(3,717,600)	(3,717,600)

Balance, September 30, 2008	76,474,111	(3,416,750)	73,057,361
Net (loss)	---	(12,674,976)	(12,674,976)

Balance, September 30, 2009	$76,474,111	$(16,091,726)	$60,382,385

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

Statements of Cash Flows
	Year Ended September 30, 2009	Year Ended September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,674,976)	$(3,717,600)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	9,562,968	30,016
Amortization	493,320	---
(Increase) decrease in current assets:
Accounts receivables	(14,227,894)	---
Inventories	(4,913,675)	---
Prepaid expenses and other	(396,170)	81,691
Derivative financial instruments	(263,688)	---
Due from broker	(2,108,267)	---
Increase (decrease) in other non-current liabilities	(99,998)	900,000
Increase (decrease) in current liabilities:
Accounts and retainage payable	4,295,247	105,515
Accrued expenses	3,402,943	164,260
Net cash (used in) operating activities	(16,930,190)	(2,436,118)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(34,298,208)	(101,270,842)
Decrease in cash-held for plant construction	---	15,638,542
Increase in restricted cash	3,289,949	(3,289,949)
Net cash (used in) investing activities	(31,008,259)	(88,922,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(263,501)	(785,647)
Proceeds from notes payable, net of refinance	49,119,640	64,161,718
Proceeds from bridge loan	---	34,100,000
Payments on notes payable	(20,000)	(1,303,250)
Net cash provided by financing activities	48,836,139	96,172,821
Net increase in cash and cash equivalents	897,690	4,814,454

CASH AND CASH EQUIVALENTS
Beginning	6,557,394	1,742,940
Ending	$7,455,084	$6,557,394

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Construction in progress included in accounts Payable	$1,889,581	$13,257,061
Interest capitalized and included in notes payable and accruals	2,049,643	2,624,488
Cash paid for interest, net of amounts capitalized	3,315,018	---
Payment on Bridge Loan in exchange for Holdings Note Payable	27,106,079	---

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  The Company began producing ethanol commencing in February 2009.  Since the Company commenced operations in Fiscal 2009, the Company produced ethanol at an average of 84% of capacity.  The Company sells its ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

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

Cash & Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash includes minimum balances required under the AgStar Financial Services, PCA credit agreement contingent project cost reserve through March, 2009.

Financing Costs

Financing costs associated with the construction and revolving loans are recorded at cost and include expenditures directly related to securing debt financing.  The Company began amortizing these costs using the effective interest method over the terms of the agreements in March, 2008.  The interest expense amortization was capitalized during the development stage as construction in progress.

Concentration of Credit Risk

The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally-insured limits.  The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.  Until August 18, 2009, ethanol sales were handled through a marketing agreement with Lansing (“Lansing”); with the conclusion of the Lansing agreement, ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2009, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible.  Recoveries of receivables written off are recorded when received.

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

The Company adopted new disclosure requirements, which require entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.

The Company is exposed to certain risks related to ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and sales of ethanol.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.

The Company enters into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices.  In addition, the Company enters into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company’s specific goal is to protect the Company from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as market to market.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the twelve months ended September 30, 2009, the Company recorded a combined realized and unrealized gain of $4,966,567 as a component of cost of goods sold and a ($160,677) loss as a component of revenue.  In addition, the Company recorded a combined realized and unrealized loss of ($656,973) for the twelve months ended September 30, 2009 as a component of non-operating income.  There were no realized or unrealized gains or losses during the

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

year ended September 30, 2008.  The derivative financial instruments asset of $263,688 consists of 1,525,000 bushels of corn at September 30, 2009.

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.

Property and Equipment

Property and equipment are stated at cost. Construction in progress is comprised of costs related to constructing the plant and is depreciated upon completion of the plant.  Depreciation is computed using the straight-line method over the following estimated useful lives:

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2009.

Interest capitalized while the Facility was in the developmental stage and included in property and equipment is approximately $7,744,000 and $4,279,000 as of September 30, 2009 and 2008, respectively.

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value.  The carrying amount of long-term debt approximates fair value because the interest rates fluctuate with market rates and other rates currently available to the Company for similar issues of debt, taking into account the current credit risk of the Company.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 3:  Inventory

Inventory is comprised of the following at:

	September 30, 2009	September 30, 2008
	$1,401,680	$-
Raw materials - corn

Supplies and chemicals	1,335,874	-

Work in process	1,033,185	-

Finished goods	1,142,936	-

Total	$4,913,675	$-

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

At September 30, 2009 and September 30, 2008 outstanding member units were:

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

On March 7, 2008, the Company obtained a bridge loan in the maximum principal amount of $36,000,000 (the “Bridge Loan”).  The Company entered into a Series C Unit Issuance Agreement (the “Series C Agreement”) with ICM, Inc. (“ICM”) in connection with ICM’s provision of a letter of credit (“LC”) to secure the Company’s repayment of the Bridge Loan.  Under the Series C Agreement, the Company agreed to pay ICM a fee for its issuance of the LC equal to 6% per annum of the undrawn face amount of the LC.  In the event that the LC or ICM makes any payment to Commerce Bank, N.A. (the “Bridge Lender”) that reduces amounts owed by the Company under the Bridge Loan (each, a “Bridge Loan Payment”), the Series C Agreement provides that the Company will immediately reimburse ICM for the amount of such Bridge Loan Payment by issuing Units to ICM.  Under the Series C Amendment entered into in August 2009, if ICM makes a Bridge Loan Payment, the Company will immediately issue Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any private placement after the date of the Series C Amendment but prior to the date of any Bridge Loan Payment made by ICM.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 4: Members’ Equity (continued)

The Series C Amendment further provides that ICM will have the right to purchase its pro-rata share of any Units issued by the Company at any time after the date of the Series C Amendment and convert any outstanding debt to Series C Units at a price of $3,000 per Unit.

Bunge N.A. Holdings Inc. (“Holdings”) extended to the Company a Subordinated Term Note (the “Term Note”) in favor of Holdings effective August 26, 2009 in the amount of approximately $27,107,000 and a Subordinated Revolving Credit Note (the “Revolving Note”) in the amount of $2,000,000.  The Term Note was used to reduce the Bridge Loan in a corresponding amount.

Holdings, at its option, may convert the Term Note to Series U Units of the Company at a per unit price of $3,000 in satisfaction of any outstanding principal balance due to Holdings by the Company pursuant to the Term Note.  As a result of issuance of the Term Note and Revolving Note, a prior agreement with Bunge whereby Bunge would receive Series E Units in connection with any payments made to reduce the Bridge Loan on behalf of the Company was terminated.

Note 5:                  Construction, Revolving Loan/Credit Agreements

AgStar

The Company is party to a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the construction loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, 2009 the construction loan was segmented into two credit facilities, an amortizing term facility of $101,000,000 and a revolving term facility of $15,000,000.  The Company has elected to convert 50% of the term note into fixed rate loans at the lender’s bonds rate plus 3.25%, with a 5% floor, which is effective on September 1, 2009.  The portion of the term loan not fixed and the term revolving line of credit will accrue interest equal to LIBOR plus 3.45%, with a 5% floor.  The Credit Agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The construction/revolving term credit facility requires monthly principal payments starting March 1, 2010.  The loan will be amortized over 114 months and will mature five years after the conversion date, August 1, 2014.  The initial term of the revolving line of credit agreement matures December 18, 2009, which was extended to March 31, 2010 after September 30, 2009.  Borrowings are subject to borrowing base restrictions, and the Credit Agreement includes certain prepayment penalties.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory, the borrowing base.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.  One letter of credit is outstanding under this provision, in favor of MidAm, in the amount of $3,300,000.

As of September 30, 2009 and 2008, the outstanding balance under the Credit Agreement was approximately $111,223,247 and $64,161,717 respectively.  In addition to all other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the June 30, 2010 quarter, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.

Effective August 1, 2009, in addition to compliance with the borrowing base, the Company is subject to working capital, tangible net worth covenants and other future financial covenants.  As of September 30, 2009, the Company is in compliance with these covenants.

Bridge Loan

On March 7, 2008, the Company obtained the Bridge Loan, and on March 1, 2009, the Company extended the terms of the Bridge Loan through June 2010 and the maximum principal amount was increased to $36,600,000.  The Bridge Loan debt is secured by the Collateral, described below.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 5: Construction, Revolving Loan/Credit Agreements (continued)

Holdings pledged a money market account in the amount equal to 76% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender (the “Collateral”), through August 2009 when Bunge's portion of the Bridge Loan was replaced by the Term Note.  ICM caused its lender to issue the LC in the amount equal to 24% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender as well.  The ICM LC expires on September 17, 2010, and the Bridge Lender will only draw against the LC to the extent that the Company defaults under the Bridge Loan or if the Company has not repaid the Bridge Loan in full by September 1, 2010.  As the Company repays the principal of the Bridge Loan, the LC will automatically be reduced in the same proportion.  As of September 30, 2009, and 2008, there was an outstanding principal and interest balance of approximately $8,585,496 and $34,761,857 respectively under the Bridge Loan.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Audited Financial Statements

Note 6:                  Notes Payable

Notes payable consists of the following as of September 30, 2009 and September 30, 2008:

	September 30, 2009	September 30, 2008
$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	$148,333	$168,333

Bridge Loan bearing interest at LIBOR plus 1.50% with a floor of 3.00% (3.00% at September 30, 2009) through maturity on June 1, 2010 secured by a letter of credit and previously a money market account through August 2009 as described in Note 5.	8,585,496	34,761,857

Note payable to affiliate, Holdings, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (8.41% at September 30, 2009); maturity on August 31, 2014.	27,106,079	-

Term and Construction loan payable to AgStar bearing interest at LIBOR plus 3.65% and 3.25% (5.00% at September 30, 2009) See maturity discussed in Note 5 for term loan portion of $101,000,000.	108,273,245	64,161,717

Revolving line of credit payable to AgStar bearing interest at LIBOR plus 3.45% (5.00% at September 30, 2009), maturing March 31, 2010.	3,000,000	-

Revolving line of credit payable to affiliate Holdings, bearing interest at LIBOR plus 7.5% -10.5% (7.81% at September 30, 2009) maturity on December 24, 2009.	2,000,000	-
	149,113,153	99,091,907
Less current maturities	(18,215,803)	(35,198,440)
	$130,897,350	$63,893,467

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

The Term Note due to Holdings is subordinated to the Credit Agreement.  Principal and interest may be paid only after payment in full of all amounts due under the Credit Agreement.  Extension of the Term Note, in the approximate principal amount of $27,100,000, resulted in reduction of the Bridge Loan principal in a corresponding amount.

In addition, the Company entered into the Revolving Note with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company's request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  The Revolving Note agreement has a two year term, however individual

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Audited Financial Statements

Note 6:                  Notes Payable (continued)

notes have short-term maturities.  The Company is required to draw the maximum amount available under the AgStar Credit Agreement to pay any outstanding advances under the Holdings Revolving Note.

While repayment of the Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as the Company is in compliance with its borrowing base covenant and there is not a payment default under the AgStar Credit Agreement.

Note 7:  Fair Value Measurement

Effective October 1, 2008, the Company adopted the fair value measurements and disclosures standard, which provides a framework for measuring fair value under GAAP and is applicable to all financial instruments that are being measured and reported on a fair value basis.

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

A description of the valuation methodologies used for instruments measured at fair value, including the general classifications of such instruments pursuant to the valuation hierarchy, is set below.  These valuation methodologies were applied to all of the Company’s financial assets and financial liabilities carried at fair value.

Derivative financial statements.  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CME market.  Ethanol contracts are reported at fair value utilizing Level 2 inputs from third-party pricing services.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2		Level 3
Derivative financial instruments:
Corn	$263,688	$263,688	$	---	$	---
	$263,688	$263,688	$	---	$	---

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Audited Financial Statements

Note 8:                  Related Party Transactions

In September, 2006, the Company entered into a design-build agreement with ICM, a related party and a member of the Company, for a lump-sum contract price of $118,000,000 (the “ICM Contract”).  As of September 30, 2009 and 2008, the Company incurred approximately $147,608,000 and $134,025,000 of construction in progress, respectively, under the ICM Contract.  A total of approximately $700,000 is included in retainage payable as of September 30, 2009.

The Company entered into an agreement in October, 2006 with Bunge, a related party and a member of the Company, to purchase all of the distillers grains with solubles (“DG”) produced by the plant (the “DG Agreement”).  Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DG produced.  The DG Agreement continues until February 1, 2019, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DG Agreement.   The Company has incurred $467,092 of marketing expenses during the year ended September 30, 2009, and there were no expenses incurred for the year ended September 30, 2008.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Company pays an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee paid each calendar year. On December 15, 2008, this agreement was suspended and replaced with a grain supply agreement between the parties.  The new agreement has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  The Company pays an annual calendar year minimum fee of $675,000 each calendar year under the new agreement.  Expenses for the year ended September 30, 2009 were $607,565; $92,714 of this amount is included in accrued expenses at September 30, 2009. There were no fees incurred for the year ended September 30, 2008.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist the Company with requests by the lender’s agent.  The Company paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The terms of the Support Services Agreement expired on December 31, 2008; but is being continued on a month to month basis.  Expenses for the years ended September 30, 2009 and 2008 were $38,924 and $101,000, respectively.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the year ended September 30, 2009 were $603,474.  There were no expenses incurred for the year ended September 30, 2008. In connection with the Lease Agreement, the Company entered into a grain purchase agreement, under which the Company agreed to purchase the grain inventory at the grain elevator and the grain inventory located in the Company’s on-site storage Facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000.

Under an Ethanol Purchase Agreement (the “Ethanol Purchase Agreement”), the Company sells Bunge all of the ethanol produced at the ethanol plant, and Bunge purchases the same, up to the ethanol plant’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $63,186 during the year ended September 30, 2009.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Audited Financial Statements

Note 8:                  Related Party Transactions (continued)

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for year ended September 30, 2009 were $225,000.  There were no expenses incurred for the year ended September 30, 2008.

In June, 2007, the Company entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  On June 26, 2009, the Company executed an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars which will be used for the delivery and marketing of the Company’s ethanol and distillers grains.  Under the Railcar Agreement, the Company will lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the Company and Bunge.  The Railcar Agreement provides that the Company is a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.  Expenses for the year ended September 30, 2009 were $3,655,498.  There were no expenses incurred for the year ended September 30, 2008.

In March, 2009, the Company entered into an agreement with Bunge to provide an interim President / CEO.  The agreement provided for reimbursement in the annual amount of $150,000 plus monthly expenses.  Expenses for the year ended September 30, 2009 were $85,139; and $29,039 is included in accrued expenses.  There were no expenses incurred for the year ended September 30, 2008.  The Company hired a new General Manager effective September 8, 2009 thus terminating this agreement with Bunge effective September 8, 2009.

In connection with obtaining the Bridge Loan, the Company entered into the Series C Unit Agreement and Series C Unit Amendment, as described above in Note 4.  In connection with the Series C Unit Agreement and the previous Series E Unit Agreement with Bunge, the Company pays 6% interest on the undrawn LCs.  For the year ended September 30, 2009, the Company recorded $1,960,888 of interest costs related to the Series C and E Unit Agreements.  For the year ended September 30, 2008, the Company capitalized $1,248,000 of interest costs.  No payments have been made under these agreements as of  September 30, 2009.

Holdings has agreed to extend the Term Note to the Company, due in five years, repayment of which is subordinated to the Credit Agreement, as described in Note  6.

In addition, the Company entered into the Revolving Note with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit, as described in Note 6.

Note 9:                  Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract and a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses for the year ended September 30, 2009 were $3,102,363, respectively.  There were no expenses incurred for the year ended September 30, 2008.

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Audited Financial Statements

Note 9:                   Commitments (continued)

The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the year ended September 30, 2009 were $60,176.   There were no expenses incurred for the year ended September 30, 2008.

The Company has purchased 71,419  Kilowatts of electricity through September 30, 2009 from MidAmerica Energy Company (“MidAm”) under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  In the Electric Contract, the Company agreed to own and operate a 13 kV switchgear with metering bay, all distribution transformers, and all 13 kV and low voltage cable on our side of the switchgear.  The Company agreed to pay (i) a per meter service charge, (ii) a demand charge which has a rate for the Summer and a different rate for the Winter (iii) a reactive demand charge at a per kVAR rate of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service will continue at these prices for up to 60 months, but in any event will terminate on June 30, 2012.  The pricing under the Electric Contract is based on the assumptions that the Company will have an average billing demand of 7,300 kilowatts per month and that the Company will average an 85% load factor over a 12 month period.  If these assumptions are not met, the Company will pay the most applicable tariff rate.  Additionally, at any time, the Company may elect to be charged under one of MidAm’s electric tariffs.

In January, 2007, the Company entered into an agreement with Iowa Interstate Railroad, LTD to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement commenced on December 1, 2007 and continues for five years and will automatically renew for additional one year periods unless cancelled by either party.  The Company agreed to a schedule of varying rates per car and varying numbers of cars as necessary for operations.  Expenses for the year ended September 30, 2009 were approximately $855,737, of which approximately $73,956 is included in accounts payable.  There were no expenses for the year ended September 30, 2008.

In August, 2008, the Company entered into an agreement with an unrelated party which establishes terms governing the Company’s purchase of natural gas.  The agreement commenced in August, 2008 and has a term of two years.  The Company has incurred expenses of $4,318,072, for the year ended September 30, 2009.  There were no expenses for the year ended September 30, 2008.

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  The future minimum lease payments required under these leases are approximately $5,800,000 in fiscal 2010, $5,800,000 in fiscal 2011, $5,600,000 in fiscal 2012, $5,600,000 in fiscal 2013, $5,500,000 in fiscal 2014 and $23,200,000 thereafter.  Rent expense related to operating leases for the year ended September 30, 2009 was $4,700,000.  Rent expense related to operating leases for the year ended September 30, 2008 was approximately $20,000.

Note 10:                Major Customers and Commitments

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.   This agreement was terminated effective August 19, 2009.  The Company has expensed $108,181 in marketing fees for the year ended September 30, 2009 related to this agreement.  Revenues with this customer were $65,877,348 for the year ended September 30, 2009.  There were no trade accounts receivable due from this customer at September 30, 2009.

The Company has an agreement with a related entity and significant equity owner for marketing, selling, and distributing all of the ethanol produced by the Company, effective August 20, 2009.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjustments according to specified indexes after three years.  The initial term of the Ethanol Agreement commenced on February 1, 2009, is three years, and it will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term..  In addition, the Company has an agreement with the same related entity for marketing, selling, and distributing all of the distiller’s grains with solubles produced by the Company, effective when production commenced in

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Audited Financial Statements

Note 10:                Major Customers and Commitments (continued)

February, 2009.  The Company expensed $543,503 in marketing fees for the year ended September 30, 2009 related to the ethanol and distiller’s grains with solubles agreements.  Revenues with this customer were $34,269,334 for the year ended September 30, 2009.  Trade accounts receivable due from this customer were $12,396,172 at September 30, 2009.

Note 11:                Subsequent Events

Subsequent events have been evaluated through December 23, 2009, the date of this filing and include the extension of the maturity date of the of the Revolving LOC with AgStar to March 2010, effective December 18, 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A(T).	Controls and Procedures.

Our management, including our President and Chief Executive Officer (our principal executive officer), Brian Cahill, along with our Controller (our principal financial officer), Karen L. Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2009. Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).

In accordance with Item 308T of Regulation S-K promulgated under the 1933 Act, the management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

The Company's internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2009 and, as indicated by Exhibit 31.1 and 31.2, management believes the Company's internal control over financial reporting is effective based on those criteria. However, this annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

There were no changes in our internal control over financial reporting during the fourth quarter of our 2009 fiscal year, which were identified in connection with management's evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Directors and/or officers listed below under “Independent Directors & Officers” meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  Those Directors listed below under “Interested Directors” do not meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market.  With the exception of former director Mr. Scharf, who serves on the Board of Directors of Patriot Coal Corporation, none of the Directors listed below have served on the board of directors of any other company having a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, nor have any of our Directors served as directors of an investment company registered under the Investment Company Act of 1940.  Under the Company’s Operating Agreement, the independent Directors’ terms are staggered such that one Director will be up for election every year.

Independent Directors & Officers

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years

Karol D. King, 62	Series A Director and Chairman	Term expires 2013, Director since November, 2006
Corn, popcorn and soybean farmer near Mondamin, Iowa, since 1967; President, King Agri Sales, Inc. (marketer of chemicals, fertilizer and equipment) since 1995; President, Kelly Lane Trucking, LLC, since 2007.  Mr. King attended Iowa State University and has served on the Harrison County Farm Bureau Board, the Iowa Corn Growers Board, the Iowa Corn Promotion Board, the US Feed Grains Council Board, the National Gasohol Commission, and the National Corn Growers Association Board.

Ted Bauer, 57	Series A Director, President, Secretary and Treasurer	Term expires 2012, Director since March 2005; Officer since November 2006
Director, President (since 2006), Secretary and Treasurer (since 2005) of the Company from March 2005; Owner and operator of a farming operation and hunting preserve near Audubon, Iowa, since 1977; Co-Founder, and from 2005 to 2007, Director, Templeton Rye Spirits LLC; Director, Iowa Quality Producers Alliance, since 2003; Vice President, West Central Iowa Rural Water, from 2002 to 2007.  Mr. Bauer has an Ag Business degree from Iowa State University and is a graduate of the Texas A&M TEPAP program.

Hubert M. Houser, 67	Series A Director	Term expires 2010, Director since 2005
Lifetime owner of farm and cow-calf operation located near Carson, Iowa.  Mr. Houser has served in the Iowa Legislature since 1993, first in the House of Representatives and currently in the Senate.  Mr. Houser also served on the Pottawattamie County Board of Supervisors from 1979 to 1992, director of the Riverbend Industrial Park, and was a founder of the Iowa Western Development Association and Golden Hills RC&D.

Michael K. Guttau, 63	Series A Director	Term expires 2011, Director since 2007
Chairman, Council of Federal Home Loan Banks, Washington, D.C.; Chairman (2008-present), Vice Chairman (2004-2007) and Chairman of Audit Committee (2004-2006) and Chairman of Risk Management Committee (2007), Federal Home Loan Bank of Des Monies; since 1972, various positions with Treynor State Bank, currently CEO and Chairman of the Board; Superintendent of Banking, Iowa Division of Banking, 1995-1999; Director, Iowa Bankers Association, Iowa Bankers Mortgage Corporation, Iowa Student Loan Liquidity Corp., Iowa Business Development Finance Corp. and Iowa See Capital Liquidation Corp.; President, Southwest Iowa Bank Administration Institute.  Mr. Guttau received his B.S., Farm Operation, from Iowa State University in 1969 and completed numerous U.S. Army education programs from 1969 to 1978.

Interested Directors

Name and Age	Position(s) Held with the Company	Term of Office† and Length of Time Served	Principal Occupation(s) During Past 5 Years

Bailey Ragan, 53†‡	Series B Director and Vice Chairman	November 1, 2006 – July 17, 2009	Various positions with Bunge North America, Inc. for more than 25 years, currently Vice President and General Manager, Bunge Grain.
Michael Scharf, 62†‡	Series B Director	November 1, 2006- July 17, 2009	Senior Vice President and CFO, Bunge North America, Inc., since 1989.
Tom J. Schmitt, 59†‡	Series B Director and Vice Chairman	Since July 17, 2009
Manager, Western Region, Bunge North America Oilseed Processing.  Mr. Schmitt has worked with Bunge over thirty-two years.  Mr. Schmitt received a Bachelor’s degree in business administration from St. Ambrose University.

Eric L. Hakmiller, 47†‡	Series B Director	Since July 17, 2009
Vice-President and General Manager, Bunge Biofuels, Bunge North America.  Mr. Hakmiller received a Bachelor’s degree in economics from the University of Maine and a graduate degree from Loyola Marymount University.

Greg Krissek, 47†‡	Series C Director	Since November 1, 2006
Director of Government Affairs, ICM, Inc., since 2006; Director of Marketing and Governmental Affairs, United Bio Energy, from 2003 to 2006; Chairman, National Ethanol Vehicle Coalition, 2007; Secretary-Treasurer of the Board, Ethanol Promotion and Information Council since 2004, President since June 2008; director, Kansas Association of Ethanol Processors since 2004; Kansas Energy Council, since 2004 prior Director of Operations, Kansas Corn Commission; Assistant Secretary, Kansas Department of Agriculture, 1997 to 2000.

† The Interested Directors’ terms do not have a specified number of years, as these Directors are nominated by the Series B Member and the Series C Member, as discussed further below under Items 11 and 13.
‡ The information provided below under Item 13, “Certain Relationships and Related Transactions, and Director Independence,” respecting the election of Messrs. Ragan, Scharf and Krissek, Schmitt, and Hakmiller as Directors,  is incorporated into this Item 10 by reference.

Executive Officers

Name and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation(s) During Past 5 Years

Brian T. Cahill, 56	President and Chief Operating Officer	Since September, 2009
Executive Vice President, Distillery Innovations Segment, MGP Ingredients, Inc. (“MGP”) (a public company, which provides services in the development, production and marketing of naturally-derived specialty ingredients and alcohol products) from 2007 to 2008; CFO/Vice President of Finance and Administration, MGP, from 2002 to 2007; General Manager, MGP, from 1992 to 2002.  Mr Cahill received a Bachelor of Science in Accounting from Bradley University and is a Certified Public Accountant.

Mark Drake, 50	President and Chief Executive Officer	January, 2007-March, 2009
Global Sales and Marketing Manager – Ethanol, Phibro Animal Health Corporation (global manufacturer of antimicrobials) from 2004 – 2006; Corporate Account Manager, Novozymes North America (global biotech manufacturer of food and industrial enzymes) from 2002 -2004; Marketing Manager, Chief Ethanol Fuels, Inc. (fuel grade ethanol manufacturer) from 2001 – 2002.

James M. Lay, 55	President and Chief Executive Officer	March, 2009 - September, 2009
Senior Project Manager / Operations Support Manager for Bio-Fuels, Fertilizer, Grain and Milling Divisions of Bunge North America from 2006 to present; Industrial Director, Bunge Europe and Bunge Global Markets from 2004 to 2006; Vice President and Site Manager of Bunge Milling from 2001 to 2004; Technical Support, Environmental Compliance and Quality Control Manager for Bunge North America from 1993 to 2000.

Karen L. Kroymann, 48	Controller	Since June, 2009
Controller, Transgenomic, Inc., (a public company which provides services for DNA lab testing and manufacture-analysis equipment) from 2007 to 2008; Controller, TTI Technologies (a synthetic coal manufacturer) from 2006 to 2007; Asst. Controller, Future Foam (a manufacturer and fabricator of polyurethane foam) from 1999-2006).  Ms. Kroymann received a Bachelor’s of Arts degree from Mt. St. Clare College, an M.B.A. from the University of Nebraska and is a Certified Public Accountant.

Cindy Patterson, 49	Chief Financial Officer	August, 2007- June, 2009
Controller, Golden Triangle Energy, L.L.C. (ethanol producer) from 2000 – 2007; auditor, Profit Management Consultants, 1995 – 1999; staff accountant, Mitchell Williams, 1994 – 1995.  Ms. Patterson received her BBA degree from the University of Georgia, a Post Baccalaureate in Accounting from Southern Indiana University and an MBA in Management from Golden Gate University.

The Company has not adopted a code of ethics that applies to its executive officers.

Audit Committee

The Board has a standing Audit Committee which makes recommendations to the Board regarding the engagement of the independent registered public accounting firm for audit and non-audit services; evaluates the independence of the auditors and reviews with the independent auditors the fee, scope and timing of audit and non-audit services.  The Audit Committee presently consists of Michael Guttau (Chair), Karol D. King and Ted Bauer.  Each member of the Audit Committee is considered “independent” under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).   The Audit Committee held four meetings in Fiscal Year 2009.

Item 11.	Executive Compensation.

Governance / Compensation Committee

The Governance / Compensation Committee (the “Governance Committee”) operates under a written charter, which the Governance Committee approved on February 15, 2007, and which was adopted by the Board of

Directors on February 16, 2007 (the “Governance Charter”).  The Governance Charter is not available on the Company’s website.  The Governance Charter provides that the Governance Committee will annually review and approve the Company’s compensation program for its Directors, officers and managers.  The Governance Charter does not exclude from the Governance Committee’s membership Directors who also serve as officers of the Board or Interested Directors.  Presently, the Governance Committee’s membership consists of Messrs. Schmitt (Chair), Bauer, and King.  Accordingly, Messrs. Bauer and King did participate in recommending to the Board the Compensation Policy.  The Governance Charter does provide that the Governance Committee may form and delegate its responsibilities to subcommittees, and the Governance Charter does not contemplate (nor does it prohibit) the use of compensation consultants to assist the Governance Committee in its determination of Director, officer and managers’ compensation.

Compensation of Executive Officers

The Company does not currently provide any Unit options, Unit appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to its executive officers.  The Governance Committee is responsible for designing, reviewing and overseeing the administration of the Company’s executive compensation program.  Pursuant to the Governance Charter, the Governance Committee approved the compensation terms for Mr. Drake and Ms. Patterson when they were hired in 2007.  Pursuant to the Governance Charter, the Governance Committee approved the compensation terms for Mr. Cahill and Ms. Kroymann when they were hired in 2009.

Summary Compensation Table

The following table provides all compensation paid to our executive officers in fiscal years 2009, 2008 and 2007.  None of our officers received any bonus, stock or option awards, non-equity incentive plan compensation, or nonqualified deferred compensation in fiscal years 2007 and 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian Cahill, President and CEO	2009	$6,428(4)						$15,000(3)	$21,428
Mark Drake, President and CEO	2009	$150,0000	$0	$0	$0	$0	$0	$2,905(1)	$152,905
	2008	$150,000	$0	$0	$0	$0	$0	$19,905(1)	$169,905
	2007	$150,000	$0	$0	$0	$0	$0	$37,080(2)	$187,080

James M. Lay, President and CEO	2009	$70,100	$15,039(6)	$0	$0	$0	$0	$0	$85,139

Karen L. Kroymann, Controller	2009	$21,538(5)							$21,538
Cindy Patterson, CFO	2009	$100,000	$10,000	$0	$0	$0	$0	$0	$110,000
	2008	$100,000	$0	$0	$0	$0	$0	$0	$100,000
	2007	$90,000	$0	$0	$0	$0	$0	$25,000(3)	$115,000

(1)           This amount reflects the Company’s cost to provide a vehicle for Mr. Drake’s use.
(2)           This amount constitutes reimbursements for the officer’s relocation expenses in the amount of $30,000 and the cost of providing the officer with a vehicle in the approximate amount of $7,080 for fiscal year.
(3)           This amount is a signing bonus for the officer.
(4)           Mr. Cahill’s annual base salary is $180,000.
(5)           Ms. Kroyman’s annual base salary is $80,000.

(6)           Mr. Lay received a $15,039 bonus from Bunge as a result of his performance as President and CEO of the Company.   This bonus was paid by Bunge, but as a result of fees paid to Bunge by the Company.

Compensation of Directors

The Company does not provide its Directors with any equity or equity option awards, nor any non-equity incentive payments or deferred compensation.  The Company has agreed to issue one membership unit to each of its two current executive officers and intends to include an equity feature in its CEO compensation arrangements.  It is anticipated that an equity incentive compensation plan incorporating these items will be adopted in 2010.  Similarly, the Company does not provide its Directors with any other perquisites, “gross-ups,” defined contribution plans, consulting fees, life insurance premium payments or otherwise. Following recommendation by the Company’s Corporate Governance / Compensation Committee and subsequent approval by the Board on March 16, 2007, the Company pays its Directors the following amounts (collectively, the “Compensation Policy”): (i) each Director receives an annual retainer of $12,000, (ii) each Director receives $1,000 per Board meeting attended (whether in person or telephonic), and (iii) once our plant is operational, each Director will receive $3,000 per Board meeting attended (whether in person or telephonic), provided that the foregoing amounts in (i) – (iii) shall not exceed $24,000 per Director in any calendar year.  Additionally, the following amounts are paid to Directors for specified services: (i) the Chairman of the Board is paid $7,500 per year, (ii) the Chairman of the Audit Committee and Audit Committee Financial Expert is paid $5,000 per year, (iii) the Chairmen of all other Committees are paid $2,500 per year, and (iv) the Secretary of the Board is paid $2,500 per year.

Independent Directors

The following table lists the compensation the Company paid in Fiscal Year 2009 to its Directors who are considered “independent” under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system) (the “Independent Directors”).

Name	Fees Earned or Paid in Cash	All Other Compensation	Equity or Non-Equity incentives	Total

Ted Bauer	$26,500	$0	$0	$26,500
Hubert M. Houser	$26,500	$0	$0	$26,500
Karol D. King	$31,500	$0	$0	$31,500
Michael K. Guttau	$29,000	$0	$0	$29,000

Interested Directors

The following table lists the compensation the Company paid in Fiscal Year 2009 to its Directors who are not considered “independent” under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system) (the “Interested Directors”).

Name	Fees Earned or Paid in Cash	All Other Compensation	Equity or Non-Equity incentives	Total

Bailey Ragan†	$21,875	$0	$0	$21,875
Eric L. Hakmiller†	$4,625	$0	$0	$4,625
Tom J. Scmitt†	$4,625	$0	$0	$4,625
Michael M. Scharf†	21,875	$0	$0	$21,875
Greg Krissek	$24,000	$0	$0	$23,000

† The Directors fees payable to the Interested Directors are paid directly to their corporate employers at such Directors’ request, and the Interested Directors do not receive any compensation from the Company for their service as Directors.

Selection of the Company’s directors is governed by the Nominating Committee Charter, which was adopted by the Board of Directors on February 16, 2007.  These governing procedures have not been modified or amended.  The Company also has an audit committee, which consists of Mick Guttau (Chairman), Ted Bauer and Karol D. King.

Mr. Guttau is the financial expert who is required to serve on the audit committee under SEC rules and is considered an “independent” financial expert under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

As of September 30, 2009, there were 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.  The following table sets forth certain information as of September 30, 2009, with respect to the Unit ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) who beneficially own more than 5% of any Series of Units, (ii) each Director of the Company, and (iii) all Officers and Directors of the Company, nine in number, as a group.  The address of those in the following table is 10868 189th Street, Council Bluffs, Iowa 51503.  Messrs. King, Cahill, Bauer and Ms. Kroymann serve in the capacity of executive officers.  Except as noted below, the persons listed below possess sole voting and investment power over their respective Units.  The following does not reflect any Units which may be issued to Bunge and ICM, respectively, under the terms of the unit issuance agreements.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Series A	Ted Bauer	36 Units1	0.41%
Series A	Hubert M. Houser	39 Units2	0.44%
Series A	Karol D. King	29 Units3	0.33%
Series A	Michael K. Guttau	12 Units4	0.14%
--	Brian Cahill	-0-	--
--	Karen L. Kroymann	-0-	--
--	Eric L. Hakmiller	-0-	--
--	Tom J. Schmitt	-0-	--
--	Greg Krissek	-0-	--
Series B	Bunge North America, Inc.	3334 Units	100%
Series C	ICM, Inc.	1000 Units	100%

Series A	All Officers and Directors as a Group	116 Units	1.92%

____________________________________
1 These Series A Units are owned jointly by Mr. Bauer and his wife, Donna Bauer.
2 These Series A Units are owned jointly by Mr. Houser and his wife, Paula Houser.
3 These Series A Units are owned jointly by Mr. King and his wife, Rozanne King.
4 These Series A Units are owned jointly by Mr. Guttau and his wife, Judith Guttau.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Relationships and Related Party Transactions

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Company, Bunge purchased the only Series B Units under an arrangement whereby we would (i) enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services to the Company, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Operating Agreement, we may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change the our status from one which is managed by managers, or change back to manager management in the event the status is changed to member management, (v) repurchase or redeem any Series B Units, (vi) cause the Company to take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of the Company’s Units or to a transferee which is a direct competitor of Bunge.

Under the Series E Agreement, if Bunge made a Bridge Loan Payment, the Company was required to immediately issue Series E Units to Bunge based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any offering of Units after the date of the Series E Agreement but prior to the date of any Bridge Loan Payment made by Bunge.  The Series E Agreement was terminated effective July 17, 2009.

Holdings agreed to extend the Term Note to the Company, due in five years, repayment of which is subordinated to the Credit Agreement.  Extension of the Term Note, in the approximate principal amount of $27,100,000, will result in reduction of the Bridge Loan in a corresponding amount.  The Bunge Term Loan is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  Interest will accrue at the rate of 7.5 to 10.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.

In addition, we entered into the Revolving Note with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  As of September 30, 2009, we have a balance of $2.0 million on this line of credit. We are required to draw the maximum amount available under the Agstar Credit Agreement to pay any outstanding advances under the Revolving Note.  Interest will accrue at the rate of 7.5 to 10.5 percent over six-month LIBOR.  While repayment of the Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as we are in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement.

We entered into the DG Agreement with Bunge on October 13, 2006.  The DG Agreement provides that Bunge will purchase all of the distillers grains produced by us over a term of 10 years, beginning February 1, 2009, with automatic renewals for three-year terms unless a party provides six months’ notice.  Bunge pays us for the distillers grains, but retains amounts for transportation costs, rail lease charges and marketing fees.  We pay a minimum annual marketing fee to Bunge in the amount of $150,000.  After the third year of the DG Agreement, the parties may make adjustments to the prices.

We entered into the Elevator Agreement with Bunge on October 13, 2006 respecting the use of Bunge’s grain elevator in Council Bluffs, Iowa.  The Elevator Agreement does not require the payment by the Company of any moneys and otherwise did not involve the payment of any consideration by either party; rather, it imposes restrictions on the use and possible disposition by Bunge of its grain elevator located in Council Bluffs, Iowa, including a right of first refusal in favor of the Company.  The parties entered into the Elevator Agreement as part of their overall arrangement under which Bunge initially agreed to invest in the Company.

On December 15, 2008, we entered into the Lease with Bunge respecting Bunge's grain elevator in Council Bluffs.  Under the Lease, we leased from Bunge the grain elevator, for approximately $800,000 per year.  The Lease provides customary terms and has an initial one-year term, which will be renewed for successive one-year terms upon the parties’ agreement to so extend the term.

We entered into the Agency Agreement with AB on October 13, 2006, as amended December 15, 2008.  Under the Agency Agreement, we pay an agency fee to AB for corn delivered, subject to an annual minimum fee of $225,000, for AB’s service of procuring all grain requirements for our plant.  The Agency Agreement commenced in February 2009.

We entered into the Supply Agreement with AB on December 15, 2008.  Under the Supply Agreement, AB provides us with all of the corn we need to operate our ethanol plant, and we agreed to only purchase corn from AB.  AB provides grain originators who will work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  We pay AB a per-bushel fee for corn procured by AB, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.  The Supply Agreement suspended the operation of the Agency Agreement.  In the event we obtain a grain dealer’s license, subject to certain procedures specified in the Supply Agreement, then the operation of the Supply Agreement will terminate and the Agency Agreement will be reinstated.

On June 25, 2007, we entered into the Railcar Sublease Agreement with Bunge for the sub-lease of 320 ethanol cars and 300 DDGS cars which will be used in the delivery and marketing of ethanol and DDGS.  We subleased 100 grain hoppers back to Bunge beginning August 1, 2009 for an initial three year term.  On June 26, 2009, we executed an Amended and Restated Railcar Lease Agreement (“Amended Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars.  We are responsible for all maintenance and mileage charges as well as the monthly lease expense and certain railcar modification expenses.  Under the Amended Railcar Agreement, we lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Amended Railcar Agreement will terminate upon the expiration of all railcar leases.  The Amended Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the Railcar Sublease Agreement between the Company and Bunge.  The Amended Railcar Agreement provides that we are a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.

On December 15, 2008, we entered into the Ethanol Agreement with Bunge, under which we sell Bunge all of the ethanol produced at the Facility, and Bunge purchases the same, up to our nameplate capacity of 110,000,000 gallons a year.
On December 15, 2008, we entered into a Risk Management Services Agreement with Bunge (“Risk Management Agreement”).  Under the Risk Management Agreement, Bunge provides us with assistance in managing our commodity price risks for a quarterly fee of $75,000.  The Risk Management Agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

On November 1, 2006, in consideration of its agreement to invest $6,000,000 in the Company, ICM became the sole Series C Member of the Company.  As part of ICM’s agreement to invest in the Company’s Series C Units, the Operating Agreement provides that we will not, without ICM’s approval (i) issue additional Series C Units, (ii) create any additional Series of Units with rights senior to the Series C Units, (iii) modify the Operating Agreement to adversely impact the rights of Series C Unit holders, or (iv) repurchase or redeem any Series C Units.  Additionally, ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member.  Greg Krissek is the current Series C Director elected by ICM.  We agreed to modify the Series C Unit Issuance Agreement under the Amended Series C Agreement to provide ICM the option to convert any amount due under the Bridge Loan which ICM is required to pay into subordinated debt, on the same terms and conditions as the Term Note.

In March, 2009, we entered into an agreement with Bunge to provide an interim President / CEO.  The agreement provides for reimbursement in the annual amount of $150,000 plus monthly expenses.   Expenses for the twelve months ended September 30, 2009 were $85,139, respectively, and $29,039 is included in accrued expenses.  We hired a new General Manager effective September 8, 2009 thus terminating this agreement with Bunge effective September 8, 2009.There were no expenses incurred for the twelve months ended September 30, 2009.

We do not presently have any policies finalized and adopted by the Board governing the review or approval of related party transactions.

Director Independence

We classify our directors as “independent” according to the standards applicable to companies listed on the Nasdaq Capital Market (though our Units are not listed on any exchange or quotation system).  Under the Operating Agreement, the independent directors’ terms are staggered such that one director will be up for election every year.  Our independent directors are Karol D. King, Ted Bauer, Herbert M. Houser, and Michael K. Guttau.  The Audit Committee currently consists of Michael K. Guttau (Chair), Ted Bauer and Karol D. King.  All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  Presently, the Nominating Committee’s membership consists of Ted Bauer, Hubert M. Houser (Chair) and Karol D. King, all of whom meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  The Corporate

Governance/Compensation Committee Charter does not exclude from its membership directors who also serve as officers or Interested Directors.  Presently, the Governance Committee’s membership consists of Messrs. Bauer, King, and Schmitt (Chair).   As discussed above, Mr. Hakmiller is considered an Interested Director.

Item 14.	Principal Accountant Fees and Services.

Independent Public Accountant Fees and Services

The following table presents fees paid for professional services rendered by the Company’s independent public accountants for the Company’s Fiscal 2009 and year ended September 30, 2008 (“Fiscal 2008”):

Fee Category	Fiscal 2009 Fees	Fiscal 2008 Fees
Audit Fees	$140,300	$115,000
Audit-Related Fees	$0	$0
Tax Fees	$83,991	$60,125
All Other Fees	$0	--
Total Fees	$224,291	$175,125

Audit Fees are for professional services rendered by McGladrey & Pullen, LLP (“McGladrey”) for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by McGladrey in connection with statutory and regulatory filings or engagements.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.  The Company did not pay any fees for such services in Fiscal 2009 or 2008.

Tax Fees are for professional services rendered by RSM McGladrey, Inc., an affiliate of McGladrey, for tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above.  The Company did not pay any fees for such other services in Fiscal 2009 or 2008.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of McGladrey.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and permissible non-audit services provided by the Company’s independent auditors.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Balance Sheets at September 30, 2009 and September 30, 2008

Statements of Operations for the years ended September 30, 2009 and September 30, 2008
Statements of Members' Equity for the years ended September 30, 2009 and 2008
Statement of Cash Flows for the years ended September 30, 2009 and September 30, 2008
Notes to Financial Statements

(b)           See (a)(1) above

(c)	The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit numbers 10.36 and 10.37 are management contracts.

2	Omitted – Inapplicable.
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

4(ii)	Third Amended and Restated Operating Agreement dated July 17, 2009 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on August 21, 2009).
9	Omitted – Inapplicable.
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

10.33	Fee Letter dated May 2, 2007 with AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.33 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
10.34	Design-Build Agreement dated December 18, 2006 with Todd & Sargent, Inc. (incorporated by reference to Exhibit 10.34 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
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
10.38
First Amendment to Credit Agreement dated March 7, 2008 with AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.38 of Amendment No. 1 to Registration Statement on Form 10  filed by the Company on March 21, 2008) .

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

10.73
Fifth Amendment to Credit Agreement dated August 1, 2009 by and among Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA; Metropolitan Life Insurance Company; MetLife Bank, N.A.; Cooperative Centrale Raiffeisen-Boerenleenbank B.A.; Amarillo National Bank; First National Bank of Omaha; Bank of the West; Monumental Life Insurance Company; M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 20, 2009).

10.74
Second Amendment to Series C Unit Issuance Agreement dated August 1, 2009 between Southwest Iowa Renewable Energy, LLC and ICM, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on August 20, 2009).

10.75
Subordinated Term Loan Note made by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 2, 2009).

10.76
Subordinated Revolving Credit Note made by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 2, 2009).

10.77
Employment Agreement dated August 27, 2009 between Southwest Iowa Renewable Energy, LLC and Mr. Brian T. Cahill (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on September 2, 2009).

11	Omitted – Inapplicable.
12	Omitted – Inapplicable.
13	Omitted – Inapplicable.
14	Omitted – Inapplicable.
16	Omitted – Inapplicable.
18	Omitted – Inapplicable.
21	Omitted – Inapplicable.
22	Omitted – Inapplicable.
23	Omitted – Inapplicable.
24	Omitted – Inapplicable.
31.1	Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Principal Financial Officer.
32.1	Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: December 23, 2009	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date: December 23, 2009	/s/ Karen L. Kroymann
Karen L. Kroymann, Controller and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 23, 2009
Karol D. King, Chairman of the Board

/s/ Ted Bauer	December 23, 2009
Ted Bauer, Director

/s/ Hubert M. Houser	December 23, 2009
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 23, 2009
Michael K. Guttau, Director

/s/ Eric L. Hakmiller	December 23, 2009
Eric L. Hakmiller, Director

/s/ Tom J. Schmitt	December 23, 2009
Tom J. Schmitt, Director

/s/ Greg Krissek	December 23, 2009
Greg Krissek, Director