Form 10-Q
period 2009-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2010-02-12
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2009, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Balance Sheets
ASSETS	December 31, 2009	September 30, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$10,930,649	$7,455,084
Accounts receivable	1,799	1,831,722
Accounts receivable, related party	10,357,853	12,396,172
Due from broker	2,813,943	2,108,267
Inventory	11,091,426	4,913,675
Derivative financial instruments	-	263,688
Prepaid expenses and other	1,033,058	439,431
Total current assets	36,228,728	29,408,039

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	197,741,411	197,435,327
Office and Other Equipment	695,761	680,145
Total Cost	200,501,262	200,179,562
Accumulated Depreciation	(14,362,982)	(9,600,217)
Net property and equipment	186,138,280	190,579,345

Other Assets
Financing costs, net of amortization of $1,557,125 and $1,467,677	2,292,869	2,382,317
Total Assets	$224,659,877	222,369,701
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	December 31, 2009	September 30, 2009
	(Unaudited)
Current Liabilities
Accounts payable	$855,117		$1,351,156
Accounts payable, related parties	2,486,811		4,297,990
Retainage payable, related parties	372,770		697,770
Accrued expenses	2,502,842		1,704,014
Accrued expenses, related parties	4,138,642		4,023,231
Derivative financial instruments	376,450		-
Current maturities of notes payable	24,789,732		18,215,803
Total current liabilities	35,522,364	(b)$	30,289,964
Long Term Liabilities
Notes payable, less current maturities	129,535,382		130,897,350
Other	775,003		800,002
Total long term liabilities	130,310,385		131,697,352
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 units issued and outstanding	76,474,111		76,474,111
Accumulated (deficit)	(17,646,983)		(16,091,726)
Total members’ equity	58,827,128		60,382,385
Total Liabilities and Members’ Equity	$224,659,877		222,369,701
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

CONDENSED STATEMENTS OF OPERATIONS
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	(Unaudited)	(Unaudited)

Revenues	$50,748,439	$-

Cost of Goods Sold	48,854,151	-

Gross Margin	1,894,288	-

Selling, General, and Administrative Expenses	1,138,298	1,711,629

Operating Income (Loss)	755,990	(1,711,629)

Other Income (Expense)
Realized and unrealized losses on derivative financial instruments	-	(656,973)
Interest income	13,163	46,134
Interest expense	(2,330,384)	-
Miscellaneous income	5,974	5,340
Total	(2,311,247)	(605,499)

Net (Loss)	$(1,555,257)	(2,317,128)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139
Net (loss) per unit –basic & diluted	$($118.37)	($176.35)
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows
	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(1,555,257)	$(2,317,128)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities: Depreciation	4,762,765	7,524
Amortization	119,585	-
Other
(Increase) decrease in current assets: Accounts receivable	3,868,242	-
Inventories	(6,177,751)	(7,520,931)
Prepaid expenses and other	(593,627)	(186,766)
Derivative financial instruments	263,688	-
Due from broker	(705,676)	(1,447,694)
Increase (decrease) in current liabilities:
Accounts and retainage payable	(1,471,914)	1,387,472
Derivative financial instruments	376,450	882,738
Accrued expenses	954,206	(5,007)
Net cash (used in) operating activities	(159,289)	(9,229,792)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,482,004)	(20,951,788)
(Increase) in prepaid expenses and other	-	-
Increase in restricted cash	-	(24,471)
Net cash (used in) investing activities	(1,482,004)	(20,976,259)
Cash Flows from Financing Activities
Payments for financing costs	(30,137)	(74,501)
Proceeds from long term borrowings	7,151,995	25,568,930
Payments on long term borrowings	(2,005,000)	(5,000)
Net cash provided by financing activities	5,116,858	25,489,429
Net increase (decrease) in cash and cash equivalents	3,475,565	(4,716,622)
Cash and Equivalents—Beginning of Period	7,455,084	6,557,394
Cash and Equivalents—End of Period	10,930,649	1,840,772

Supplemental Disclosures of Noncash Investing
And Financing Activities
Property, plant and equipment included in accounts and retainage payable	729,277	9,887,766
Interest capitalized and included in long term debt and accruals	-	1,394,063
Bridge loan accrued interest included in long term debt	64,966	-
Cash Paid for Interest	941,367	-

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements (unaudited) December 31, 2009
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  The Company began producing ethanol in February 2009.  During the quarter ended December 31, 2009, the Company operated at 100% of its 110 million gallon nameplate capacity.  The Company sells its ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and other information

The balance sheet as of September 30, 2009 was derived from the Company’s audited balance as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2009 and 2008 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2009 contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Cash & Cash Equivalents Accounting Policy

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less when purchased to be cash equivalents.

Financing Costs Policy

Financing costs are associated with the construction and revolving loans are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes these costs using the effective interest method over the terms of the agreements.  The interest expense was capitalized during the development stage as construction in progress.

Concentration of Credit Risk

The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally-insured limits.  The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.  Until August 18, 2009, ethanol sales were handled through a marketing agreement with Lansing (“Lansing”); with the conclusion of the Lansing agreement, ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”), a related party.  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of December 31, 2009, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible.  Recoveries of receivables written off are recorded when received.  Receivables from related parties are discussed below in Note 10.

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

The Company enters into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices.  In addition, from time to time, the Company enters into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company’s specific goal is to protect the Company from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as mark-to-market.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  Once operational, the gains or losses  are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.  During the development stage, the Company recorded a combined realized and unrealized loss of ($656,973) for the three months ended December 31, 2008 as a component of non-operating income.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

There were no gains or losses on ethanol contracts during the three months ended December 31, 2009 or 2008.

The derivative financial instruments asset (liability) of ($376,450) and $263,688 consists of 5,810,000 and 1,525,000 bushels of corn, respectively.  There were no gallons of ethanol under contract at December 31, 2009 and September 30, 2009.   Derivatives not designated as hedging instruments at December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Increase (decrease) in cost of goods sold due to derivatives related to corn costs:
Realized	$(721,937)	$-
Unrealized	640,138	-
Total effect on cost of goods sold	$(81,799)	$-

Total increase (decrease) to operating income due to derivative activities	$81,799	$-

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

In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at December 31, 2009.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company has elected to be treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses pass through to the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	December 31, 2009	September 30, 2009

Raw materials - corn	$5,788,274	$1,401,680
Supplies and chemicals	1,567,648	1,335,874
Work in process	1,312,181	1,033,185
Finished goods	2,423,323	1,142,936
Total	$11,091,426	$4,913,675

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

At December 31, 2009 and September 30, 2009 outstanding member units were:

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

On March 7, 2008, the Company obtained a bridge loan in the maximum principal amount of $36,000,000 (the “Bridge Loan”).  The Company entered into a Series C Unit Issuance Agreement (the “Series C Agreement”) with ICM, Inc. (“ICM”) in connection with ICM’s provision of a letter of credit (“LC”) to secure the Company’s repayment of the Bridge Loan.  Under the Series C Agreement, the Company agreed to pay ICM a fee for its issuance of the LC equal to 6% per annum of the undrawn face amount of the LC.  In the event that the LC or ICM makes any payment to Commerce Bank, N.A. (the “Bridge Lender”) that reduces amounts owed by the Company under the Bridge Loan (each, a “Bridge Loan Payment”), the Series C Agreement provides that the Company will immediately reimburse ICM for the amount of such Bridge Loan Payment by issuing Class C Units to ICM.

The Bridge Loan matures on June 15, 2010, and in connection with it, ICM caused its lender to issue a letter of credit in favor of the Bridge Lender to secure the repayment of a portion of the Bridge Loan and the Company entered into a Second Amendment to the Series C Unit Issuance Agreement (“Series C Amendment”) with ICM under which, among other things, we agreed to issue Series C Units to ICM for any Bridge Loan payments made by ICM.  Under the Series C Amendment, if ICM makes a Bridge Loan Payment, the Company will immediately issue Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any private placement after the date of the Series C Amendment but prior to the date of any Bridge Loan Payment made by ICM.  The Series C Amendment further provides that ICM will have the right to purchase its pro-rata share of any Units issued by the Company at any time after the date of the Series C Amendment.

Bunge N.A. Holdings Inc. (“Holdings”) extended to the Company a Subordinated Term Note (the “Term Note”) in favor of Holdings effective August 26, 2009 in the amount of approximately $27,107,000 and a Subordinated Revolving Credit Note (the “Revolving Note”).  The Term Note was used to reduce the Bridge Loan in a corresponding amount.

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 5: Construction, Revolving Loan/Credit Agreements

AgStar

The Company is party to a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  On August 1, 2009 the construction loan was segmented into two credit facilities, an amortizing term facility of $101,000,000, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  On September 1, 2009, the Company elected to convert  the term note into a fixed rate of LIBOR plus 3.45%, with a 5% floor.  The Credit Agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 requires monthly principal payments starting March 1, 2010.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility agreement matures on March 31, 2010.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.  Borrowings are subject to borrowing base restrictions, and the Credit Agreement includes certain prepayment penalties.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory, the borrowing base.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.  One letter of credit is outstanding under this provision, in favor of MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000.

As of December 31, 2009 and September 30, 2009, the outstanding balance under the Credit Agreement was approximately $118,425,241 and $111,273,245, respectively.  In addition to all other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the June 30, 2010 quarter, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.

Bridge Loan

As mentioned above in Note 4, On March 7, 2008, the Company obtained the Bridge Loan, and on March 1, 2009, the Company extended the terms of the Bridge Loan through June 15, 2010 and the maximum principal amount was increased to $36,600,000.  The Bridge Loan debt is secured by the Collateral, described below.

Holdings pledged a money market account in the amount equal to 76% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender (the “Collateral”) through August 2009 when Bunge’s portion of the Bridge Loan was replaced by the Term Note.  ICM caused its lender to issue the LC in the amount equal to 24% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender.  The ICM LC expires on September 17, 2010, and the Bridge Lender will only draw against the LC to the extent that the Company defaults under the Bridge Loan or if the Company has not repaid the Bridge Loan in full by June 2010.  As the Company repays the principal of the Bridge Loan, the LC will automatically be reduced in the same proportion.  As of December 31, 2009 and September 30, 2009, there was an outstanding principal and interest balance of approximately $8,650,461 and $8,585,496 respectively under the Bridge Loan.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 6: Notes Payable

Notes payable consists of the following as of December 31, 2009 and September 30, 2009:

	December 31, 2009	September 30, 2009
$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	$143,333	$148,333

Bridge Loan bearing interest at LIBOR plus 1.50% with a floor of 3.00% (3.00% at December 31, 2009) through maturity on June 15, 2010 secured by a letter of credit and a money market account as described in Note 5.	8,650,461	8,585,496

Note payable to affiliate Holdings, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (8.41% at December 31, 2009); maturity on August 31, 2014.	27,106,079	27,106,079

Term facility and term revolver payable to AgStar bearing interest at LIBOR plus 3.45% (5.00% at December 31, 2009). See maturity discussed in Note 5.	101,000,000 7,925,241	101,000,000 7,273,245

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 3.45% (5.00% at September 30, 2009), maturing March 31, 2010.	9,500,000	3,000,000

Revolving line of credit payable to affiliate Holdings that matured on December 24, 2009.	-	2,000,000
Less current maturities	154,325,114 (24,789,732)	149,113,153 (18,215,803)
Total long term debt	$129,535,382	$130,897,350

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

In addition, the Company entered into the Revolving Note with Holdings, with a two-year maturity, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company's request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  The Company is required to draw the maximum amount available under the AgStar Credit Agreement to pay any outstanding advances under the Holdings Revolving Note.

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn	$(376,450)	$(376,450)	$	---	$	---
	$(376,450)	$(376,450)	$	---	$	---

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn	$263,687	$263,687	$	---	$	---
	$263,687	$263,687	$	---	$	---

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 8: Related Party Transactions

In September, 2006, the Company entered into a design-build agreement with ICM, a related party and a member of the Company, for a lump-sum contract price of $118,000,000 (the “ICM Contract”).  As of December 31, 2009 and September 30, 2009, the Company incurred approximately $147,656,016 and $147,608,000 of costs, respectively, under the ICM Contract.  A total of $372,770 is included in retainage payable as of December 31, 2009.

The Company entered into an agreement in October, 2006 with Bunge, a related party and a member of the Company, to purchase all of the distillers grains with solubles (“DG”) produced by the plant (the “DG Agreement”).  Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DG produced.  The DG Agreement continues until February 1, 2019, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DG Agreement.   The Company has incurred $226,193 of marketing expenses during the quarter ended December 31, 2009, and there were no expenses incurred for the quarter ended December 31, 2008.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Company pays an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee. On December 15, 2008, this agreement was suspended and replaced with a grain supply agreement between the parties.  The new agreement has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  The Company pays an annual minimum fee of $675,000 under the new agreement.  Expenses for the quarter ended December 31, 2009 were $326,099.  There were no fees incurred for the quarter ended December 31, 2008.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist the Company with requests by the lender’s agent.  The Company paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The terms of the Support Services Agreement expired on December 31, 2008; however the agreement has been continued on a month to month basis.  Expenses for the quarters ended December 31, 2009 and 2008 were none and $21,000, respectively.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the quarters ended December 31, 2009 and 2008 were $200,001 and $33,000, respectively.   In connection with the signing of the Lease Agreement in December, 2008, the Company entered into a grain purchase agreement, under which the Company agreed to purchase the grain inventory at the grain elevator and the grain inventory located in the Company’s on-site storage Facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000.

Under an Ethanol Purchase Agreement (the “Ethanol Purchase Agreement”), the Company sells Bunge all of the ethanol produced at the ethanol plant, and Bunge purchases the same, up to the ethanol plant’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $113,207 and none during the quarters ended December 31, 2009 and 2008.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 8: Related Party Transactions (continued)

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for quarter ended December 31, 2009 were $75,000.  There were no expenses incurred for the quarter ended December 31, 2008.

In June, 2007, the Company entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  On June 26, 2009, the Company executed an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars which will be used for the delivery and marketing of the Company’s ethanol and distillers grains.  Under the Railcar Agreement, the Company will lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the Company and Bunge.  The Railcar Agreement provides that the Company is a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.  Expenses for the quarter ended December 31, 2009 and 2008 were $1,215,505 and $64,676.

In connection with obtaining the Bridge Loan, the Company entered into the Series C Unit Agreement, as described above in Note 4.

Holdings has agreed to extend the Term Note to the Company, which matures on August 31, 2014, repayment of which is subordinated to the Credit Agreement, as described in Note  6.

In addition, the Company entered into the Revolving Note with affiliate Holdings providing for the extension of a maximum of $10,000,000 in revolving credit, as described in Note 6.

Note 9: Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract and a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses for the quarter ended December 31, 2009 were $2,615,532.  There were no expenses incurred for the quarter ended December 31, 2008.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas, up to 900 Dth per day, as required by the Company. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the quarter ended December 31, 2009 and 2008 were $7,765 and $52,400, respectively.

The Company has purchased 16,957M Kilowatts of electricity for the quarter ended December 31, 2009 from MidAmerica Energy Company (“MidAm”) under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  In the Electric Contract, the Company agreed to own and operate a 13 kV switchgear with metering bay, all distribution transformers, and all 13 kV and low voltage cable on our side of the switchgear.

These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service will continue at these prices for up to 60 months, but in any event will terminate on June 30, 2012.  The pricing under the Electric Contract is based on the assumptions that we will have an average billing demand of 7,300M kilowatts per month and that we will average an 85% load factor over a 12 month period.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 9: Commitments (continued)

If these assumptions are not met, the Company will pay the most applicable tariff rate.  Additionally, at any time, we may elect to be charged under one of MidAm’s electric tariffs.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service will continue at these prices for up to 60 months, but in any event will terminate on June 30, 2012.  The pricing under the Electric Contract is based on the assumptions that we will have an average billing demand of 7,300M kilowatts per month and that we will average an 85% load factor over a 12 month period.  If these assumptions are not met, the Company will pay the most applicable tariff rate.  Additionally, at any time, we may elect to be charged under one of MidAm’s electric tariffs.

In January, 2007, the Company entered into an agreement with Iowa Interstate Railroad, LTD to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement commenced on December 1, 2007 and continues for five years and will automatically renew for additional one year periods unless cancelled by either party.  The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the quarter ended December 31, 2009 were approximately $277,686, of which approximately $10,577 was included in accounts payable.  There were no expenses for the quarter ended December 31, 2008.

In August, 2008, the Company entered into an agreement with an unrelated party which establishes terms governing the Company’s purchase of natural gas.  The agreement commenced in August, 2008 and has a term of two years.  The Company has incurred expenses of $1,131,374, for the year ended December 31, 2009.  There were no expenses for the quarter ended December 31, 2008.

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  Rent expense related to operating leases for the quarter ended December 31, 2009 was $1,459,315.  Rent expense related to operating leases for the quarter ended December 31, 2008 was approximately $231,460.

Note 10: Major Customers

The Company entered into an agreement with a related entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company beginning on August 20, 2009.

In addition, the Company has an agreement with the same related entity and major customer for marketing, selling, and distributing all of the distiller’s grains with solubles produced by the Company.  Revenues with this customer were $50,748,439 for the quarter ended December 31, 2009.  Trade accounts receivable due from this customer were $10,357,853 at December 31, 2009.

Note 11: Subsequent Events

Subsequent events have been evaluated through February 12, 2010, the date of this filing.  Management does not believe there are any material subsequent events which would require disclosure.

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

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.  Because we did not begin operating the Facility until mid-February 2009, we do not have comparable data for the three months ended December 31, 2008.  We do, however, have a comparison for the three months ended December 31, 2009 to the three months ended September 30, 2009.

	Three Months Ended December 31, 2009 (Unaudited)			Three Months Ended September 30, 2009 (1) (Unaudited)
	Amounts	% of Revenues	Gallons(2)	Amounts	% of Revenues	Gallons(2)
Income Statement Data
Revenues	$50,748,439	100%	$1.84	$45,548,073	100%	$1.89
Cost of Goods Sold	48,854,151	96%	1.77	44,148,010	97%	1.94
Gross Margin	1,894,288	4%	0.07	1,400,063	3%	(0.05)
Selling, General and Administrative Expenses	1,138,298	2%	0.05	1,400,996	3%	0.05
Other (Expense)	(2,311,247)	(5%)	(0.08)	(1,582,749)	(3%)	(0.10)
Net Loss	$(1,555,257)	(3%)	$(0.06)	$(1,583,682)	(3%)	$(0.20)

(1)
Because we did not begin operations of the Facility until mid-February and we were operating at a reduced capacity of approximately 84% during this period, the losses that we incurred are not indicative of any losses or profits that we might achieve when the plant is running at full capacity

(2)    Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  The following chart displays statistical information regarding our revenues. The increase in revenue from the fourth quarter, 2009 to the first quarter, 2010 was due to an additional 1.4 million gallons of ethanol sold with the average price per gallon increasing by approximately $0.06 between the two quarters.

	Three Months Ended December 31, 2009 (Unaudited)			Three Months Ended September 30, 2009 (1) (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	27,543,976	85%	$1.57	25,156,463	83%	$1.51

Dry Distiller’s Grains	70,908	15%	$100.10	75,150	17%	$98.8

Cost of Goods Sold

Our cost of goods sold showed a slight decrease of 1% between the fourth quarter, 2009 to the first quarter, 2010.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our corn prices varied during the fourth quarter, 2009 and the first quarter, 2010, ranging from $3.18 to $3.71 per bushel. We did generate a reduction in our corn costs due to realized and unrealized gains on our hedging activities during the two quarters.  Our average price of corn ground was approximately $3.40 per bushel in both quarters and our average steam and natural gas energy cost was $5.85 and $5.00 per MMBTU in the first quarter, 2010 and fourth quarter 2009, respectively.   Our cost of goods sold per gallon decreased by $0.17 a gallon from the fourth quarter, 2009 to the first quarter, 2010 due to reaching full production capacity.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues dropped from 3% to 2% in comparing fourth quarter 2009 to first quarter 2010.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  The decrease in selling, general, and administrative expenses from fourth quarter 2009 to first quarter 2010 was primarily due to reduction in consulting and legal fees.  We expect our operating expenses to remain flat to slightly decreasing during the first two quarters of Fiscal 2010.

Other (Expense)

Our other expenses for the first quarter, 2010 and the fourth quarter, 2009 were approximately 5% and 3% of our revenues, respectively. The majority of this increase in 2010 in other expenses was an increase in interest expense after drawing additional amounts on credit agreements and one time insurance proceeds received of approximately $620,000 included in other income for the three months ended September 30, 2009.

Net (Loss)

Our net loss from operations for the quarters ended December 31, 2009 and September 30, 2009 as a percentage of income were both 3%.  The operating margins for the three months ended December 31, 2009, as noted above,  were better than during the three months ended September 30, 2009; however this additional revenue was offset by increased interest expense due to additional amounts borrowed on the Credit Agreement.

Liquidity and Capital Resources

As of December 31, 2009, we have drawn approximately $118,425,200 under our Credit Agreement, and had approximately $8,650,500 of principal and interest outstanding under the Bridge Loan.  We also agreed to pay, beginning at the end of the June 30, 2010 fiscal quarter, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  Effective August 1, 2009, in addition to compliance with the borrowing base, we are subject to working capital and tangible net worth covenants under the Credit Agreement.

        Under our $15 million revolving line of credit with AgStar (the “Revolving LOC”), we have borrowed $9,500,000 as of December 31, 2009, with an additional $1,500,000 available at December 31, 2009. In addition, under our $10,000,000 construction revolving line of credit with AgStar we have an additional $2,000,000 revolving ling of credit available at December 31, 2009.  A letter of credit issued in favor of our steam provider, MidAm, in the amount of $2,000,000 reduces the availability under our Revolving LOC.  We are also relying on receipt of our accounts receivable to help fund operations.

        In addition, we have entered into the Revolving Note with Holdings providing for the extension of a maximum of $10,000,000 in revolving credit under the Revolving Note.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  As of December 31, 2009, we have no outstanding balance under the Revolving Note.  We are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note from Holdings.

Although the spot prices have increased slightly since October 2009 we believe operating margins will be break-even to slightly positive over the next two to three quarters.  We anticipate margins will remain under pressure for the foreseeable future as ethanol production increases as a result of mergers and acquisitions of troubled plants and commencement of a few remaining projects that are under construction.  In addition, cash flow from operations may not allow us to make our principal payments under the Credit Agreement which are scheduled to commence March 1, 2010. In that event, we would request AgStar to delay our payment of the initial principal payment.  If our principal payments are not delayed, we may be dependent upon our lines of credit to make these payments.  We may use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets has resulted in wide swings in margins for ethanol production.

Primary Working Capital Needs

Cash (used in) operations for the quarters ended December 31, 2009 and 2008 was ($159,289) and ($9,229,792), respectively.  Cash has been used primarily to fund cyclical inventory buildup in the first quarter of 2010, in the first quarter of 2009, cash was used to fund operational start up expenditures and build inventory prior to operating.  For the quarters ended December 31, 2009 and 2008, net cash (used in) investing activities was ($1,482,004) and ($20,976,259), respectively, primarily related to the final construction and start-up of our plant.  For the quarters ending December 31, 2009 and 2008, cash provided by financing activities was $5,116,858 and $25,489,429, respectively.  This cash was generated through loan proceeds.

Through December 31, 2009, we have incurred $147,656,016 for construction services under our construction contract with ICM (“ICM Contract”), leaving $372,770 of retainage, which we expect to pay in the second quarter of fiscal year 2010.  During the next quarter, we estimate that we will require approximately $34,000,000 or more per quarter for our primary input of corn and $4,000,000 for our energy sources of steam and natural gas.  We cannot estimate the availability of funds for hedging in the future.

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

The price of corn has been volatile during the last two years. Since September, 2009, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $0.63 per bushel. As of January15, 2010 the CME near-month corn price for January 2010 was $3.49 per bushel. We believe the increase in corn prices was primarily due to the late harvest, the harvest season weather conditions, and the inability to measure the fall 2009 harvest. Increasing corn prices will negatively affect our costs of production. However, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

The United States Department of Agriculture (“USDA”) has increased the forecast of the amount of corn to be used for ethanol production during the current marketing year (2010) by 500 million bushels, to a total of 4.2 billion. The forecast is 628 million bushels more than used in that category last year.  The USDA cited record ethanol use in December, 2009, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its January 12, 2010 update, the USDA also increased the projection of U.S. corn exports for the current marketing year by 192 million bushels, to 2.05 billion bushels.  This projection is 192 million bushels greater than the projection of last fall, 504 million less than the record exports of 2007-08.

 The USDA report for crop year 2009 (the period of September, 2009 through August, 2010) has projected the season-average farm price of corn at $3.40 to $4.00 per bushel.  This compares with the 2007/08 record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years as of January, 2010 according to ProExporter, the average U.S. ethanol price was $1.85 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.17 per gallon.  During 2009, the average U.S. ethanol price was $1.56 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $1.76 per gallon, or approximately $.20 per gallon above ethanol prices.

The Renewable Fuels Standard

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in the 2007 Act.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the provisions of the 2005 Act that created the RFS.  The U.S. Environmental Protection Agency (the "EPA") is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  This requirement does not apply solely to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as “renewable biomass.”  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

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

Competition

       We believe that the competition in the ethanol market will increase in the near term as the ethanol plants recently sold by bankruptcy proceedings return to production.  Several of our competitors including certain subsidiaries of Pacific Ethanol, Inc. and Aventine Renewable Energy Holdings, Inc. have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.  Valero Renewable Fuels Company, LLC announced its agreement to acquire three, 110 million gallon ethanol plants on December 15, 2009, two of which were completely offline.  We believe that ethanol prices will remain relatively stable through the end of 2010 as a result of restarted capacity that was recently idle and other competitive dynamics impacting supply and demand.

Summary of Critical Accounting Policies and Estimates

Note 2 to our financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment.  We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities.  We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations

Revenue Recognition

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

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

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

We enter into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices.  In addition, from time to time, we enter into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  We maintain a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  Our specific goal is to protect the Company from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as mark to market.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories.  To reduce that risk, we generally take positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  Once Operational, the gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.   During the developmental stage, the Company recorded a combined realized and unrealized loss of ($656,973) for the three months ended December 31, 2008 as a component of non-operating income.  There were no gains or losses on ethanol contracts during the three months ended December 31, 2009 or 2008.  The derivative financial instruments asset (liability) of ($376,450) and $263,688 consists of 5,810,000 and 1,525,000 bushels of corn, respectively.  There were no gallons of ethanol at December 31, 2009 and September 30, 2009.

Derivatives not designated as hedging instruments at December 31, 2009 and 2008 were as follows:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008

Increase (decrease) in cost of goods sold due to derivatives related to corn costs:
Realized	$(721,937)	$-
Unrealized	640,138	-
Total effect on cost of goods sold	$(81,799)	$-

Total increase (decrease) to operating income due to derivative activities	$81,799	$-

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at December 31, 2009.

Off-Balance Sheet Arrangements

The Company currently does not have any off balance sheet arrangements.

Relationships and Related Party Transactions

In September, 2006, the Company entered into a design-build agreement with ICM, a related party and a member of the Company, for a lump-sum contract price of $118,000,000 (the “ICM Contract”).  As of December 31, 2009 and September 30, 2009, the Company incurred approximately $147,656,016 and $147,608,000 of costs, respectively, under the ICM Contract.  A total of $372,770 is included in retainage payable as of December 31, 2009.

The Company entered into an agreement in October, 2006 with Bunge, a related party and a member of the Company, to purchase all of the distillers grains with solubles (“DG”) produced by the plant (the “DG Agreement”).  Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DG produced.  The DG Agreement continues until February 1, 2019, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DG Agreement.   The Company has incurred $226,193 of marketing expenses during the quarter ended December 31, 2009, and there were no expenses incurred for the quarter ended December 31, 2008.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Company pays an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee. On December 15, 2008, this agreement was suspended and replaced with a grain supply agreement between the parties.  The new agreement has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  The Company pays an annual minimum fee of $675,000 under the new agreement.  Expenses for the quarter ended December 31, 2009 were $326,099.  There were no fees incurred for the quarter ended December 31, 2008.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist the Company with requests by the lender’s agent.  The Company paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The terms of the Support Services Agreement expired on December 31, 2008; however the agreement has been continued on a month to month basis.  Expenses for the quarters ended December 31, 2009 and 2008 were none and $21,000, respectively.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the quarters ended December 31, 2009 and 2008 were $200,001 and $33,000, respectively.   In connection with the signing of the Lease Agreement in December, 2008, the Company entered into a grain purchase agreement, under which the Company agreed to purchase the grain inventory at the grain elevator and the grain inventory located in the Company’s on-site storage Facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000.

Under an Ethanol Purchase Agreement (the “Ethanol Purchase Agreement”), the Company sells Bunge all of the ethanol produced at the ethanol plant, and Bunge purchases the same, up to the ethanol plant’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $113,207 and none during the quarters ended December 31, 2009 and 2008.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for quarter ended December 31, 2009 were $75,000.  There were no expenses incurred for the quarter ended December 31, 2008.

In June, 2007, the Company entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  On June 26, 2009, the Company executed an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars which will be used for the delivery and marketing of the Company’s ethanol and distillers grains.  Under the Railcar Agreement, the Company will lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the Company and Bunge.  The Railcar Agreement provides that the Company is a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.  Expenses for the quarters ended December 31, 2009 and 2008 were $1,215,505 and $64,676, respectively.

In connection with obtaining the Bridge Loan, we entered into the Series C Unit Amendment as described above.

Holdings has agreed to extend the Term Note to us, due in five years, repayment of which is subordinated to the Credit Agreement, as described above.

In addition, we entered into the Revolving Note with Holdings, with a two-year maturity, providing for the extension of a maximum of $10,000,000 in revolving credit, as described above.

We do not presently have any policies finalized and adopted by the Board governing the review or approval of related party transactions.

Item 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (principal financial officer), Karen Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of December 31, 2009.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ending December 31, 2009.

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

10.75
Subordinated Term Loan Note made by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 3, 2009).

10.76
Subordinated Revolving Credit Note made by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 3, 2009).

10.77
Employment Agreement dated August 27, 2009 between Southwest Iowa Renewable Energy, LLC and Mr. Brian T. Cahill (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on September 3, 2009).

10.78
Sixth Amendment to Credit Agreement by and among Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA, Metropolitan Life Insurance Company, MetLife Bank, N.A., Cooperative Centrale Raiffeisen-Boerenleenbank B.A., Amarillo National Bank, First National Bank of Omaha, Bank of the West, Monumental Life Insurance Company, M&I Marshall & Ilsley Bank, dated effective December 18, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 29, 2009).

10.79
Fourth Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective December 1, 2009 (incorporated by reference to Form 8-K filing by the company on December 31, 2009).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: February 12, 2010	/s/ Brian T. Cahill
Interim President and Chief Executive Officer

Date: February 12, 2010	/s/ Karen L. Kroymann
Controller and Principal Financial Officer