Form 10-Q
period 2010-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2010-05-11
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2010, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
ASSETS	March 31, 2010	September 30, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$8,186,923	$7,455,084
Accounts receivable	143,996	1,831,722
Accounts receivable, related party	16,219,977	12,396,172
Due from broker	2,748,162	2,108,267
Inventory	11,918,270	4,913,675
Derivative financial instruments	1,750,912	263,688
Prepaid expenses and other	1,084,162	439,431
Total current assets	42,052,402	29,408,039

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	198,393,532	197,435,327
Office and Other Equipment	703,969	680,145
Total Cost	201,161,591	200,179,562
Accumulated Depreciation	(19,135,774)	(9,600,217)
Net property and equipment	182,025,817	190,579,345

Other Assets
Financing costs, net of amortization of $1,678,266 and $1,467,677	2,171,728	2,382,317
Total Assets	$226,249,947	222,369,701
(continued) Notes to Unaudited Financial Statements are an integral part of these Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	March 31, 2010	September 30, 2009
	(Unaudited)
Current Liabilities
Accounts payable	$1,420,623	$1,351,156
Accounts payable, related parties	6,212,962	4,297,990
Retainage payable, related parties	272,770	697,770
Accrued expenses	2,498,443	1,704,014
Accrued expenses, related parties	4,039,435	4,023,231
Current maturities of notes payable	24,953,257	18,215,803
Total current liabilities	39,397,490	30,289,964
Long Term Liabilities
Notes payable, less current maturities	128,018,176	130,897,350
Other	750,004	800,002
Total long term liabilities	128,768,180	131,697,352
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 units issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(18,389,834)	(16,091,726)
Total members’ equity	58,084,277	60,382,385
Total Liabilities and Members’ Equity	$226,249,947	222,369,701
Notes to Unaudited Financial Statements are an integral part of these Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations
	Three Months Ended March 31, 2010 (Unaudited)	Three Months Ended March 31, 2009 (Unaudited)	Six Months Ended March 31, 2010 (Unaudited)	Six Months Ended March 31, 2009 (Unaudited)

Revenues	$51,977,147	$ 11,925,655	$102,725,586	$ 11,925,655

Cost of Goods Sold	49,372,349	14,340,434	98,226,500	14,340,434

Gross Margin	2,604,798	(2,414,779)	4,499,086	(2,414,779)

Selling, General, and Administrative Expenses	1,358,410	1,299,356	2,496,708	3,010,985

Operating Income (Loss)	1,246,388	(3,714,135)	2,002,378	(5,425,764)

Other Income (Expense)
Realized and unrealized losses on derivative financial instruments Interest income	13,220	- 19,246	- 26,383	(656,973) 65,380
Grant revenue	-	49,252	-	49,252
Interest expense	(2,113,260)	(728,468)	(4,443,644)	(728,468)
Miscellaneous income	110,801	5,940	116,775	11,280
Total	(1,989,239)	(654,030)	(4,300,486)	(1,259,529)

Net (Loss)	$ (742,851)	$ (4,368,165)	$ (2,298,108)	$(6,685,293)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139	13,139	13,139
Net (loss) per unit –basic & diluted	$(56.54)	$ (332.46)	$ (174.91)	$(508.81)
Notes to Unaudited Financial Statements are an integral part of these Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Cash Flows
	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(2,298,108)	$(6,685,293)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities: Depreciation	9,535,557	1,369,624
Amortization	210,589	95,428
Other
(Increase) decrease in current assets: Accounts receivable	(2,136,079)	(3,174,623)
Inventories	(7,004,595)	(7,028,611)
Prepaid expenses and other	(607,575)	(451,245)
Derivative financial instruments	(1,487,224)	(477,619)
Due from broker	(639,895)	(1,585,549)
Increase (decrease) in current liabilities:
Accounts and retainage payable	1,559,439	175,836
Accrued expenses	1,792,167	1,129,147
Net cash (used in) operating activities	(1,075,724)	(16,682,905)
Cash Flows from Investing Activities
Purchase of property and equipment	(982,029)	(25,243,546)
Increase in restricted cash	-	3,289,949
Net cash (used in) investing activities	(982,029)	(21,953,597)
Cash Flows from Financing Activities
Increase in prepaids	(37,156)	-
Payments for financing costs	-	(74,501)
Proceeds from borrowings	7,530,702	42,607,504
Payments on borrowings	(4,703,954)	(10,000)
Net cash provided by financing activities	2,789,592	42,523,003
Net increase in cash and cash equivalents	731,839	3,886,501
Cash and Equivalents—Beginning of Period	7,455,084	6,557,394
Cash and Equivalents—End of Period	$ 8,186,923	$ 10,443,895

Supplemental Disclosures of Noncash Investing
And Financing Activities
Property, plant and equipment included in accounts and retainage payable	$ -	$9,887,766
Interest capitalized and included in long term debt and accruals	$ -	2,049,643
Accrued interest included in long term debt	$ 1,131,531	$ -
Cash Paid for Interest	$ 2,466,334	$ 1,022,905

Notes to Unaudited Financial Statements are an integral part of these Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements (unaudited) March 31, 2010
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  The Company began producing ethanol in February 2009.  During the three and six months ended March 31, 2010, the Company operated at 100% of its 110 million gallon nameplate capacity. The Company produced ethanol at an average of 84% of capacity during Fiscal 2009.  The Company sells its ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and other information

The balance sheet as of September 30, 2009 was derived from the Company’s audited balance sheet as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2009 contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.  Until August 18, 2009, ethanol sales were handled through a marketing agreement with Lansing (“Lansing”); with the conclusion of the Lansing agreement, ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”), a related party.  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of March 31, 2010, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible.  Recoveries of receivables written off are recorded when received.

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

The Company enters into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices.  In addition, from time to time, the Company enters into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company’s specific goal is to protect the Company from large moves in commodity prices.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as mark-to-market.  Although management believes the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  Once operational, the gains or losses

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.  During the development stage, the Company recorded a combined realized and unrealized loss of ($656,973) for the three and six months ended March 31, 2009 as a component of non-operating income.  There were no gains or losses on ethanol contracts during the six months ended March 31, 2010.  There was a gain of $77,406 on ethanol contracts during the three and six months ended March 31, 2009.

The derivative financial instruments asset of $1,750,912 and $263,688 at March 31, 2010 and September 30, 2009 consists of 3,290,000 and 1,525,000 bushels of corn, respectively, and there were no gallons of ethanol at March 31, 2010 and September 30, 2009.   Derivatives not designated as hedging instruments at March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009	Six Months Ended March 31, 2010	Six Months Ended March 31, 2009

Increase (decrease) in cost of goods sold due to derivatives related to corn costs:
Realized	$(1,488,368)	$(1,124,212)	$(2,210,305)	$(1,124,212)
Unrealized	(2,127,362)	(400,212)	(1,487,224)	(400,212)
Total effect on cost of goods sold	$(3,615,730)	$(1,524,424)	$(3,697,529)	$(1,524,424)

Total increase to operating income due to derivative activities	$3,615,730	$1,524,424	$3,697,529	$1,524,424

Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.  During the three months ended March 31, 2010, the Company recorded a lower of cost or market adjustment to inventory of approximately $1,041,000.

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at March 31, 2010.

Income Taxes

The Company has elected to be treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses pass through to the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

The Company adopted the accounting guidance for uncertainty in income taxes.  Management has evaluated their material tax positions and determined there is no income tax effect with respect to the financial statements at December 31, 2009.  The Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before December 31, 2005.  The Company has not been notified of any impending examinations by tax authorities, and no examinations are in process.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	March 31, 2010	September 30, 2009

Raw materials - corn	$8,074,813	$1,401,680
Supplies and chemicals	1,648,869	1,335,874
Work in process	932,314	1,033,185
Finished goods	1,262,274	1,142,936
Total	$11,918,270	$4,913,675

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 4:  Members’ Equity (Continued)

The Company approved and issued 687 Series A and one Series B at risk membership units at $6,000 per unit for proceeds totaling $4,128,000.  The offering was closed in November 2006 with the issuance of 7,313 Series A membership units, 3,333 Series B membership units and 1,000 Series C membership units for total proceeds of $69,876,000.  In May 2007, 25 Series A membership units were issued to a development group for its efforts to develop the project.  Additionally, in May 2007, 135 Series A membership units were issued to a related party for its organizational services.

At March 31, 2010 and September 31, 2009 outstanding member units were:

A Units	8,805
B Units	3,334
C Units	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holders as a group have the right to elect one Board member.  The Series B unit holders as a group have the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units.  Series A unit holders as a group have the right to elect the remaining number of Directors not elected by the Series C and B unit holders.

On March 7, 2008, the Company obtained a bridge loan in the maximum principal amount of $36,000,000 (the “Bridge Loan”) with a current outstanding balance of $8,716,527.  The Company entered into a Series C Unit Issuance Agreement (the “Series C Agreement”) with ICM, Inc. (“ICM”) in connection with ICM’s provision of a letter of credit (“LC”) to secure the Company’s repayment of the Bridge Loan.  Under the Series C Agreement, the Company agreed to pay ICM a fee for its issuance of the LC equal to 6% per annum of the undrawn face amount of the LC.  In the event that the LC or ICM makes any payment to Commerce Bank, N.A. (the “Bridge Lender”) that reduces amounts owed by the Company under the Bridge Loan (each, a “Bridge Loan Payment”), the Series C Agreement provides that the Company will immediately reimburse ICM for the amount of such Bridge Loan Payment by issuing Class C Units to ICM.

The Bridge Loan matures on June 15, 2010, and in connection with it, ICM caused its lender to issue a letter of credit in favor of the Bridge Lender to secure the repayment of a portion of the Bridge Loan.  The Company entered into a Second Amendment to the Series C Unit Issuance Agreement (“Series C Amendment”) with ICM which stated, among other things, that the Company agreed to issue Series C Units to ICM for any Bridge Loan payments made by ICM.  Under the Series C Amendment, if ICM makes a Bridge Loan Payment, the Company will immediately issue Series C Units to ICM based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any private placement after the date of the Series C Amendment but prior to the date of any Bridge Loan Payment made by ICM.  The Series C Amendment further provides that ICM will have the right to purchase its pro-rata share of any Units issued by the Company at any time after the date of the Series C Amendment.

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 5:  Construction, Revolving Loan/Credit Agreements

AgStar

The Company is party to a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the construction loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, 2009 the construction loan was segmented into an amortizing term facility of $101,000,000, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  On September 1, 2009, the Company elected to convert 50% of the term note into fixed rate loans at the lender’s bonds rate plus 3.25%, with a 5% floor.  The portion of the term loan not fixed and the term revolving line of credit accrues interest equal to LIBOR plus 3.45%, with a 5% floor.  The Credit Agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000, which began on March 1, 2010, requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility agreement matures on March 31, 2011 and borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

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

As of March 31, 2010 and September 30, 2009, the outstanding balance under the Credit Agreement was approximately $116,109,994 and $111,273,245, respectively.  In addition to all other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the June 30, 2010 quarter, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  However, this liability is not reported as a current liability on the Company's balance sheet because the Company currently has negative operating cash flows and therefore is not required to make any excess cash flow payments under the agreement.

Bridge Loan

As mentioned above in Note 4, On March 7, 2008, the Company obtained the Bridge Loan, and on March 1, 2009, the Company extended the terms of the Bridge Loan through June 15, 2010 and the maximum principal amount was increased to $36,600,000.  The Bridge Loan debt is secured by the Collateral, described below.

Holdings pledged a money market account in the amount equal to 76% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender (the “Collateral”) through August 2009 when Bunge’s portion of the Bridge Loan was replaced by the Term Note; ICM caused its lender to issue the LC in the amount equal to 24% of the maximum principal amount of the Bridge Loan in favor of the Bridge Lender.  The ICM LC expires on July 1, 2010, and the Bridge Lender will only draw against the LC to the extent that the Company defaults under the Bridge Loan or if the Company has not repaid the Bridge Loan in full by June 2010.  As the Company repays the principal of the Bridge Loan, the LC will automatically be reduced by the same amount.  As of March 31, 2010 and September 30, 2009, there was an outstanding principal and interest balance of $8,716,527 and $8,585,496 respectively under the Bridge Loan.

On April 14, 2010, the Company filed a registration statement with the Securities and Exchange Commission to register up to $10,000,000 in principal amount of subordinated convertible notes (the "Subordinated Notes").  The Company intends to offer its existing members and other investors the opportunity to purchase the Subordinated Notes, which will be used to replace, pro rata, a portion of the Bridge Loan and Term Note with the amount of Subordinated Notes issued in the offering.  The terms of the Subordinated Notes are substantially similar to the terms of the Term Note and are convertible into Series A Units at $3,000 per unit.  The Subordinated Notes will also be registered in Iowa and may be registered or sold pursuant to exemptions in certain other states.

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements

Note 6:  Notes Payable

Notes payable consists of the following as of March 31, 2010 and September 30, 2009:

	March 31, 2010	September 30, 2009
$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	$38,333	$148,333

Bridge Loan bearing interest at LIBOR plus 1.50% with a floor of 3.00% (3.00% at March 31, 2010) through maturity on June 15, 2010 secured by a letter of credit and a money market account as described in Note 5.	8,716,527	8,585,496

Note payable to affiliate Holdings, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.81% at March 31, 2010); maturity on August 31, 2014.(B)	28,106,579	27,106,079

Term facility and term revolver payable to AgStar bearing interest at LIBOR plus 3.65% and 3.25% (5.00% at March 31, 2010). See maturity discussed in Note 5.	100,306,046 8,303,948	101,000,000 7,273,245

$15 million Revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 3.45% (5.00% at March 31, 2010), maturing March 31, 2011.	7,500,000	3,000,000

Revolving line of credit payable to affiliate Holdings matured on December 24, 2009.(C)	-	2,000,000
Less current maturities	152,971,433 (24,953,257)	149,113,153 (18,215,803)
Total long term debt	$128,018,176	$130,897,350

(A) The IDED debt is comprised of two components under the Master Contract (the “Master Contract”) between the Company and the IDED.  A $100,000 loan is non interest-bearing and due in monthly payments of $1,667 beginning April 2007, with a final payment of $1,667 due March 2012; and a $100,000 forgivable loan.  Both notes under the Master Contract are collateralized by substantially all of the Company’s assets and subordinate to the Credit Agreement.  The $100,000 forgivable loan was forgiven upon IDED’s confirmation of the creation and retention of qualifying  jobs under the Master Contract during the three months ended March 31, 2010.

(B)The Term Note due to Holdings is subordinated to the Credit Agreement.  Principal and interest may be paid only after payment in full of all amounts due under the Credit Agreement.  Extension of the Term Note, in the approximate principal amount of $27,100,000, resulted in reduction of the Bridge Loan principal in a corresponding amount.

(C)In addition, the Company entered into the Revolving Note with Holdings, with a two-year maturity, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company's request under the Holdings Revolving Note while amounts exceeding $3,750,000 may be advanced by Holdings at its discretion.  The Company is required to draw

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 6:  Notes Payable (continued)

the maximum amount available under the AgStar Credit Agreement to pay any outstanding advances under the Holdings Revolving Note.

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

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2		Level 3
Derivative financial instruments, asset
Corn commodity contracts	$1,750,912	$1,750,912	$	---	$	---
	$1,750,912	$1,750,912	$	---	$	---

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 7:  Fair Value Measurement (continued)

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2		Level 3
Derivative financial instruments, asset
Corn commodity contracts	$263,688	$263,688	$	---	$	---
	$263,688	$263,688	$	---	$	---

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at March 31, 2010 or September 30, 2009.

Note 8:  Related Party Transactions

In September, 2006, the Company entered into a design-build agreement with ICM, a related party and a member of the Company, for a lump-sum contract price of $118,000,000 (the “ICM Contract”).  As of March 31, 2010 and September 30, 2009, the Company incurred approximately $147,656,016 and $147,608,000 of costs, respectively, under the ICM Contract.  A total of approximately $272,770 is included in retainage payable as of March 31, 2010.

The Company entered into an agreement in October, 2006 with Bunge, a related party and a member of the Company, to purchase all of the distillers grains with solubles (“DG”) produced by the plant (the “DG Agreement”).  Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DG produced.  The DG Agreement continues until February 1, 2019, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DG Agreement.   The Company has incurred $ 258,264 and $484,457 of marketing expenses during the three and six months ended March 31, 2010, and there were $57,219 of expenses incurred for the three and six months ended March 31, 2009.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Company pays an agency fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee. On December 15, 2008, this agreement was suspended and replaced with a grain supply agreement between the parties.  The new agreement has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  The Company pays an annual minimum fee of $675,000 under the new agreement.  Expenses for the three and six months ended March 31, 2010 were $306,235 and $632,334.  The fees incurred for the three and six months ended March 31, 2009 were $66,000.

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

December  31, 2008; however the agreement has been continued on a month to month basis.  Expenses for the three and six months ended March 31, 2010 were none.  There were expenses of $21,000 incurred for the three and six months ended March 31, 2009, respectively.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the three and six months ended March 31, 2010 were $200,001 and $400,002, respectively. Expenses of $233,334 were incurred for the three and six months ended March 31, 2009, respectively. In connection with the signing of the Lease Agreement in December, 2008, the Company entered into a grain purchase agreement, under which the Company agreed to purchase the grain inventory at the grain elevator and the grain inventory located in the Company’s on-site storage Facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000.

Under an Ethanol Purchase Agreement (the “Ethanol Purchase Agreement”), the Company sells Bunge all of the ethanol produced at the ethanol plant, and Bunge purchases the same, up to the ethanol plant’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement commenced August 20, 2009, will last three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $216,396 and $329,604 for the three and six months ended March 31, 2010 and none during the three and six months ended March 31, 2009.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for the three and six months ended March 31, 2010 were $75,000 and $150,000.  Expenses incurred for the three and six months ended March 31, 2009 were $75,000.

In June, 2007, the Company entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  On June 26, 2009, the Company executed an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars which will be used for the delivery and marketing of the Company’s ethanol and distillers grains.  The Railcar Agreement will last for 120 months, continuing on a month to month basis thereafter, and will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the Company and Bunge.  The Railcar Agreement provides that the Company is a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.  Expenses for the three and six months ended March 31, 2010 were $1,215,505 and $2,431,010. Expenses for the three and six months ended March 31, 2009 were approximately $1,037,000.

In March, 2009, the Company entered into a temporary management agreement with Bunge to provide an interim President/CEO.  The agreement provides for reimbursement in the amount of $150,000 plus monthly expenses.  Expenses for the three and six months ended March 31, 2010 were none.  Expenses for the three and six months ended March 31, 2009 were approximately $3,800.

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

Note 9:  Commitments

In November, 2006, the Company entered into an agreement with an unrelated party for marketing, selling, and distributing all of the ethanol produced by the Company.  The Company paid a fee mutually agreed to by both parties for each gallon of ethanol sold.  The Company terminated the contract in August, 2009.  There were no penalties involved with terminating this agreement.  As of March 31, 2010, the amounts due under this agreement totaled $17,000.

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company.  The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses for the three and six months ended March 31, 2010 were $2,822,719 and $5,438,251.  Expenses for the three and six months ended March 31, 2009 were $1,202,433.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas, up to 900 Dth per day, as required by the Company. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the three and six months ended March 31, 2010 were $5,444 and $13,209, respectively.  Expenses for the three and six months ended March 31, 2009 were $2,600 and $55,000.

The Company has purchased 16,192M and 33,149M Kilowatts of electricity for the three and six months ended March 31, 2010 from MidAmerica Energy Company (“MidAm”) under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  In the Electric Contract, the Company agreed to own and operate a 13 kV switchgear with metering bay, all distribution transformers, and all 13 kV and low voltage cable on our side of the switchgear.  The Company agreed to pay (i) a service charge of $200 per meter, (ii) a demand charge of $3.38 in the Summer and $2.89 in the Winter, (iii) a reactive demand charge of $0.49/kVAR of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service will continue at these prices for up to 60 months, but in any event will terminate on June 30, 2012.  The pricing under the Electric Contract is based on the assumptions that we will have an average billing demand of 7,300M kilowatts per month and that we will average an 85% load factor over a 12 month period.  If these assumptions are not met, the Company will pay the most applicable tariff rate.  Additionally, at any time, we may elect to be charged under one of MidAm’s electric tariffs.

In January, 2007, the Company entered into an agreement with Iowa Interstate Railroad, LTD to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement commenced on December 1, 2007 and continues for five years and will automatically renew for additional one year periods unless cancelled by either party.  The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the three and six months ended March 31, 2010 were approximately $252,990 and $446,830, of which approximately $67,524 was included in accounts payable.  Expenses for the three and six months ended March 31, 2009 were $84,000.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 9:  Commitments (continued)

In August, 2008, the Company entered into an agreement with an unrelated party which establishes terms governing the Company’s purchase of natural gas.  The agreement commenced in August, 2008 and has a term of two years.  The Company has incurred expenses of $806,304 and $1,937,914, for the three and six months ended March 31, 2010.  Expenses for the three and six months ended March 31, 2009 were $441,000.

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  Rent expense related to operating leases for the three and six months ended March 31, 2010 was $1,490,556 and $2,981,111.  Rent expense related to operating leases for the three and six months ended March 31, 2009 was $33,000 and $1,400,000.

Note 10:  Major Customers

The Company entered into an agreement with a related party, Bunge, for marketing, selling, and distributing all of the ethanol produced by the Company beginning on August 20, 2009.

In addition, the Company has a separate agreement with a related party, Bunge, for marketing, selling, and distributing all of the distiller’s grains with solubles produced by the Company.  Revenues with this customer were $51,977,147 and $102,725,586 for the three and six months ended March 31, 2010.  Trade accounts receivable due from this customer were $16,219,977 at March 31, 2010.

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

Overview, Status and Recent Developments

The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

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

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.  Because we did not begin operating the Facility until mid-February 2009, we do not have comparable data for the three months ended March 31, 2009.  We do, however, have a comparison for the three months ending March 31, 2010 to the three months ending December 31, 2009.

	Three Months Ended March 31, 2010 (Unaudited)(1)			Three Months Ended December 31, 2009 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Data
Revenues	$51,977,147	100%	$1.89	$50,748,439	100%	$1.84
Cost of Goods Sold	49,372,349	95%	1.80	48,854,151	96%	1.77
Gross Margin	2,604,798	5%	0.09	1,894,288	4%	0.07
Selling, General and Administrative Expenses	1,358,410	2%	0.05	1,138,298	2%	0.05
Other (Expense)	(1,989,239)	(4%)	(0.07)	(2,311,247)	(5%)	(0.08)
Net Loss	$(742,851)	(1%)	$(0.03)	$(1,555,257)	(3%)	$(0.06)

(1)                 Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  The following chart displays statistical information regarding our revenues. The increase in revenue from the first quarter, 2010 to the second quarter, 2010 was due to the average price per gallon increasing by approximately $0.01 between the two quarters and DDG average price increase/ton of approximately $8.

	Three Months Ended March 31, 2010 (Unaudited)			Three Months Ended December 31, 2009 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	27,482,126	83%	$1.58	27,543,976	85%	$1.57

Dry Distiller’s Grains	77,473	17%	$108.39	70,908	15%	$100.10

Cost of Goods Sold

Our cost of goods sold showed a slight decrease of 1% from the first quarter to the second quarter of 2010.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our corn prices varied during the first and second quarters ranging from  a cash price of $3.09 to $4.43 per bushel and we did generate a reduction in our corn costs due to realized and unrealized gains on our hedging activities during the two quarters.  We incurred a lower of cost or market write-down on our corn inventory in the 2nd quarter of 2010 in the amount of $632,000.  Our average price of corn ground was approximately $3.73 and $3.40 per bushel in the second and first quarters, respectively.  Moreover, our average steam and natural gas energy cost was $4.70 and $5.85 per MMBTU in the second and first quarter, respectively.   Our cost of goods sold per gallon cost increased by $0.03 a gallon from the first to the second quarter, 2010 due to increasing corn costs.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues remained steady at 2% in comparing our first quarter to the second.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain flat to slightly decreasing during Fiscal 2010.

Other (Expenses)

Our other expenses for the second quarter, 2010 and the first quarter, 2010 were approximately 4% and 5% of our revenues, respectively.  Other expenses decreased during the second quarter because of the reduced interest expense incurred by the Company.  The Company made additional loan payments to reduce their loan balances and in turn reduced their interest expense during the second quarter.  Moreover, the forgiveness of $100,000 of the original IDED loan is included in other income for the three months ended March 31, 2010.

Net (Loss)

Our net loss from operations for the quarters ended March 31, 2010 and December 31, 2009 as a percentage of income decreased from 3% to 1%.  The reduced net loss in the second quarter can be attributed to  improved gross margins and decreased interest expense.

Liquidity and Capital Resources

 As of March 31, 2010, we have drawn approximately $116,109,994 under our Credit Agreement, and had $8,716,527 of principal and interest outstanding under the Bridge Loan.  We also agreed to pay, beginning at the end of the September 30, 2010 fiscal year, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  In addition to compliance with the borrowing base, we are subject to working capital and tangible net worth covenants under the Credit Agreement.

Under our $15 million revolving line of credit with AgStar (the “Revolving LOC”), we have borrowed $7,500,000 as of March 31, 2010, with an additional $7,500,000 available at March 31, 2010. A letter of credit issued in favor of our steam provider, MidAm, in the amount of $2,000,000 reduces capital availability under our Revolving LOC.  We are also relying on receipt of our accounts receivable to help fund operations.

In addition, we have entered into the Revolving Note with Holdings providing for the extension of a maximum of $10,000,000 in revolving credit under the Revolving Note.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of March 31, 2010, we have no outstanding balance under the Revolving Note.  We are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note from Holdings.

Because oil demand has decreased and ethanol spot prices have decreased approximately $0.25 a gallon since early 2010, we believe operating margins will be break-even to slightly negative over the next two to three quarters.  We anticipate margins will remain under pressure for the foreseeable future as ethanol production increases as a result of mergers and acquisitions of troubled plants, commencement of a few remaining projects that are under construction, and the current oversupply of ethanol in the market.  In addition, cash flow from operations may not allow us to continue to make our principal payments under the Credit Agreement.  If our principal payments are delayed, we may be dependent upon our lines of credit to make these payments.  We may similarly use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets has resulted in wide swings in margins for ethanol production.

On April 14, 2010, we filed a registration statement with the Securities and Exchange Commission to register up to $10,000,000 in principal amount of subordinated convertible notes (the "Subordinated Notes").  We intend to offer our existing members and other investors the opportunity to purchase the Subordinated Notes, which will be used to replace, pro rata, a portion of the Bridge Loan and Term Note with the amount of Subordinated Notes issued in the offering.  The terms of the Subordinated Notes are substantially similar to the terms of the Term Note and are convertible into Series A Units at $3,000 per unit.  The Subordinated Notes will also be registered in Iowa and may be registered or sold pursuant to exemptions in certain other states.

Primary Working Capital Needs

Cash (used in) operations for the six months ended March 31, 2010 and 2009 was ($1,075,724) and ($16,682,905), respectively.  Cash has been used primarily to fund cyclical inventory buildup in the first two quarters of 2010. In the first two quarters of 2009, cash was used to fund operational start up expenditures and build inventory prior to operating.  For the six months ended March 31, 2010 and 2009, net cash (used in) investing activities was ($982,029) and ($21,953,597), respectively, primarily related to the final construction and start-up of our plant.  For the six months ended March 31, 2010 and 2009, cash provided by financing activities was $2,789,592 and $42,523,003, respectively.  This cash was generated through loan proceeds.

Through March 31, 2010, we have incurred approximately $147,656,016 for construction services under our construction contract with ICM (“ICM Contract”), leaving approximately $273,000 of retainage, which we expect to pay in the third quarter of fiscal year 2010.  During the next quarter, we estimate that we will require approximately $32,000,000 or more per quarter for our primary input of corn and $4,000,000 for our energy sources of steam and natural gas.  We have up to $7,500,000 in revolving credit available under the Revolving Note to support our working capital needs.  We cannot estimate the availability of funds for hedging in the future.

Trends and Uncertainties Impacting Ethanol Industry and Our Future Operations

Our operations are highly dependent on commodity prices, especially prices for corn, ethanol and distillers grains. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for ethanol.  We continue to monitor corn and ethanol prices and their effect on our long-term profitability.

The price of corn has been volatile the past two years. Since September, 2009, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $0.11 per bushel. As of April 8, 2010 the CME near-month corn price for April, 2010 was $3.48 per bushel. We believe the increase in corn prices was primarily due to farmers not wanting to deliver corn at the current low prices and, therefore, farmers placed more of an emphasis on the spring field work and getting the 2010 corn crop in. Increasing corn prices will negatively affect our costs of production, however, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

The United States Department of Agriculture (“USDA”) has indicated no increase (as of March 31, 2010) in the original forecast of the amount of corn to be used for ethanol production during the current marketing year (2010-11),  a total of 4.2 billion. The forecast is 628 million bushels more than used in that category last year.  The USDA cited record ethanol use in December, 2009, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its March 31, 2010 update, the USDA also increased the projection of U.S. corn exports for the current marketing year by 95 million bushels, to 2.1 billion bushels.  This projection is 95 million bushels greater than the projection of last fall and 496 million less than the record exports of 2007-08.

 The USDA report for crop year 2009 (the period of September, 2009 through August, 2010) has projected the season-average farm price of corn at $3.50 to $3.70 per bushel.  This compares with the 2007-08 record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years as of April, 2010 according to ProExporter, the average U.S. ethanol price was $1.76 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.12 per gallon.  During 2009, the average U.S. ethanol price was $1.56 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $1.76 per gallon, or approximately $.20 per gallon above ethanol prices.

The Renewable Fuels Standard

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in the 2007 Act.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the provisions of the 2005 Act that created the RFS.  The U.S. Environmental Protection Agency (the "EPA") is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  This requirement does not apply just to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as "renewable biomass".  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

Market Risks

We are exposed to market risk from changes in commodity prices and, to the extent we have working capital available, we engage in hedging transactions which involve risks that could harm our business.  Exposure to commodity price risk results from our dependence on corn and, to the extent our steam source is not available, natural gas in the ethanol production process.  We seek to minimize the risks from fluctuations in the price of corn through the use of hedging instruments when working capital is available.  The effectiveness of our hedging strategies is dependent upon the cost of commodities and our ability to sell sufficient products to use all of the commodities for which we have futures contracts. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn prices increase. We do not designate these contracts as hedges for accounting purposes.

Competition

       We believe that the competition in the ethanol market will increase in the near term as the ethanol plants recently sold by bankruptcy proceedings return to production.  Several of our competitors, including certain subsidiaries of Hawkeye Energy Holdings, Inc., have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.  Valero Renewable Fuels Company, LLC announced its agreement to acquire three, 110 million gallon ethanol plants on December 15, 2009, two of which were completely offline.  We believe that ethanol prices will remain relatively low through the end of 2010 as a result of restarted capacity that was recently idle and other competitive dynamics impacting supply and demand.

Summary of Critical Accounting Policies and Estimates

Note 2 to our financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment.  We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities.  We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:

•	Revenue Recognition

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

•	Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

When we have sufficient working capital available, we enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  We use cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.  The Company adopted new disclosure requirements requiring entities to provide greater transparency in interim and annual financial statements about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.

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

•	Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.

•	Property and Equipment

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at March 31, 2010.

Off-Balance Sheet Arrangements

The Company currently does not have any off balance sheet arrangements.

Items 4 and 4(T).  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (principal financial officer), Karen L. Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of March 31, 2010.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ended March 31, 2010.

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

Item 4.  (Removed and Reserved)

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

3(iii)	Third Amended and Restated Operating Agreement dated July 17, 2009 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on August 21, 2009).
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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: May 11, 2010	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: May 11, 2010	/s/ Karen L. Kroymann
Controller and Principal Financial Officer