Form 10-Q
period 2010-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2010-08-06
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
As of June 30, 2010, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item Number	Item Matter	Page Number

Item 1.	Financial Statements.	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures.	23

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	22

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	(Removed and Reserved).	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	23

	Signatures	25

	Certifications	See Exhibits 31 and 32

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
ASSETS	June 30, 2010	September 30, 2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$5,765,101	$7,455,084
Accounts receivable	42,482	1,831,722
Accounts receivable, related party	15,528,949	12,396,172
Due from broker	1,637,446	2,108,267
Inventory	11,333,072	4,913,675
Derivative financial instruments	1,484,337	263,688
Prepaid expenses and other	1,567,196	439,431
Total current assets	37,358,583	29,408,039

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	199,230,737	197,435,327
Office and Other Equipment	707,758	680,145
Total Cost	202,002,585	200,179,562
Accumulated Depreciation	(23,932,701	(9,600,217)
Net property and equipment	178,069,884	190,579,345

Other Assets
Financing costs, net of amortization of $1,829,027 and $1,467,677	2,051,105	2,382,317
Total Assets	$217,479,572	$222,369,701
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	June 30, 2010	September 30, 2009
	(Unaudited)
Current Liabilities
Accounts payable	$1,192,414	$1,351,156
Accounts payable, related parties	4,539,998	4,297,990
Retainage payable	2,685	-
Retainage payable, related parties	-	697,770
Accrued expenses	2,269,518	1,704,014
Accrued expenses, related parties	3,420,650	4,023,231
Current maturities of notes payable	13,317,422	18,215,803
Total current liabilities	24,742,687	30,289,964
Long Term Liabilities
Notes payable, less current maturities	136,300,687	130,897,350
Other	725,005	800,002
Total long term liabilities	137,025,692	131,697,352
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 Unit issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(20,762,918)	(16,091,726)
Total members’ equity	55,711,193	60,382,385
Total Liabilities and Members’ Equity	$217,479,572	$222,369,701
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
	Three Months Ended June 30, 2010 (Unaudited)	Three Months Ended June 30, 2009 (Unaudited)	Nine Months Ended June 30, 2010 (Unaudited)	Nine Months Ended June 30, 2009 (Unaudited)

Revenues	$48,769,873	$42,512,277	$151,495,495	$54,437,932

Cost of Goods Sold	47,833,987	43,682,895	146,060,523	58,023,3

Gross Margin	935,886	(1,170,618)	5,434,972	(3,585,397)

Selling, General, and Administrative Expenses	1,154,939	1,093,179	3,651,647	(4,104,164)

Operating Income (Loss)	(219,053)	(2,263,797)	1,783,324	(7,689,561)

Other Income (Expense)
Realized and unrealized losses on derivative financial instruments	-	-	-	(656,973)

Interest income	13,376	19,997	39,760	85,377

Grant revenue	-	-	-	-

Interest expense	(2,178,756)	(2,164,360)	(6,622,401)	(3,401,743)

Miscellaneous income	11,348	2,149	128,124	13,429

Total	(2,154,032)	1,927,930)	(6,454,517)	(3,401,743)

Net (Loss)	$(2,373,085)	$(4,406,011)	$(4,671,192)	$(11,091,304)

Weighted Average Units Outstanding—Basic & Diluted	13,139	13,139	13,139	13,139

Net (loss) per unit –basic & diluted	$(180.61)	$(335.34)	$(355.52)	$(844.15)

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows
	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net (loss)	$(4,671,192)	$(11,091,304)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities: Depreciation	14,332,484	5,451,410
Amortization	361,350	309,713
Other	-	745,993
(Increase) decrease in current assets: Accounts receivable	(1,343,537)	(5,455,528)
Inventories	(6,419,397)	(7,493,972)
Prepaid expenses and other	(1,127,765)	(560,737)
Derivative financial instruments	(1,220,649)	(1,761,614)
Due from broker	470,821	(947,436)
Increase (decrease) in current liabilities:
Accounts and retainage payable	(611,819)	5,059,636
Accrued expenses	3,806,679	1,575,795
Net cash provided by (used in) operating activities	3,576,975	(14,168,044)
Cash Flows from Investing Activities
Purchase of property and equipment	(1,823,023)	(34,336,036)
(Increase) in prepaid expenses and other		(1,209,333)
Increase in restricted cash	-	3,289,949
Net cash (used in) investing activities	(1,823,023)	(32,255,420)
Cash Flows from Financing Activities
Decrease in other long-term liabilities	(74,997)	-
Payments for financing costs	(30,138)	(74,501)
Proceeds from borrowings	6,980,651	46,119,182
Payments on borrowings	(10,319,451)	(15,000)
Net cash provided by financing activities	(3,443,935)	46,029,681
Net increase in cash and cash equivalents	(1,689,98)	(393,783)

Cash and Equivalents—Beginning of Period	7,455,084	6,557,394
Cash and Equivalents—End of Period	$5,765,101	$6,163,611

Supplemental Disclosures of Noncash Investing
And Financing Activities
Property, plant and equipment included in accounts and retainage payable	$-	$1,472,398
Interest capitalized and included in long term debt and accruals	$-	$2,049,643
Payment on Bridge Loan in exchange for Negotiable Subordinated Term Note	8,773,300
Accrued interest included in long term debt	3,843,756	-
Cash Paid for Interest	$4,431,144	$2,153,611

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements (unaudited) June 30, 2010
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  The Company began producing ethanol in February 2009.  Thus far in fiscal year 2010, the Company has operated at 100% of its 110 million gallon nameplate capacity while only operating at an average of 84% of capacity during fiscal 2009.  The Company sells its ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and other information

The balance sheet as of September 30, 2009 was derived from the Company’s audited balance sheet as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2009 contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash & Cash Equivalents Accounting Policy

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less at the time of purchase to be cash equivalents.

Financing Costs Policy

Financing costs are associated with the construction and revolving loans are recorded at cost and include expenditures directly related to securing debt financing..  The Company began amortizing these costs using the effective interest method over the terms of the agreements in March, 2008.  The interest expense amortization was capitalized during the development stage as construction in progress.

Concentration of Credit Risk

The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally-insured limits.  The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of June 30, 2010, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible.  Recoveries of receivables written off are recorded when received.

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and is exposed to risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  Once operational, the gains or losses

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.  During the development stage, the Company recorded a combined realized and unrealized loss of none and ($656,973) for the three and nine months ended June 30, 2009 as a component of non-operating income.  There were no gains or losses on ethanol contracts during the nine months ended June 30, 2010.  There was a loss of ($59,262) on ethanol contracts during the nine months ended June 30, 2009.

The derivative financial instruments asset of $1,484,337 and $263,688 at June 30, 2010 and September 30, 2009, respectively, consists of 5,925,000 and 1,525,000 bushels of corn, respectively, and there were no gallons of ethanol at June 30, 2010 and September 30, 2009.   Derivatives not designated as hedging instruments at June 30, 2010 and 2009 were as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2010	Nine Months Ended June 30, 2009

Increase (decrease) in cost of goods sold due to derivatives related to corn costs:
Realized	$ (375,503)	$ (1,808,326)	$ (2,585,808)	$ (2,932,538)
Unrealized	266,575	(349,687)	(1,220,649)	(749,899)
Total effect on cost of goods sold	$ (108,928)	$ (2,158,013)	$ (3,806,457)	$ (3,682,437)

Total increase to operating income due to derivative activities	$ 108,928	$ 2,158,013	$ 3,806,457	$ 3,682,437

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and therefore no impairment existed at June 30, 2010.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	June 30, 2010	September 30, 2009

Raw materials - corn	$5,428,382	$1,401,680
Supplies and chemicals	1,766,806	1,335,874
Work in process	1,547,901	1,033,185
Finished goods	2,589,983	1,142,936
Total	$11,333,072	$4,913,675

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

At June 30, 2010 and September 30, 2009 outstanding member units were:

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

The Company issued a Negotiable Subordinated Term Loan Note to ICM, Inc. (“ICM”) (the “ICM Term Note”).  The ICM Term Note is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.

The Company entered into an equity matters agreement with ICM (the “ICM Equity Agreement”), whereby ICM has preemptive rights to purchase new securities in the Company and (ii) receive twenty-four percent (24%) of the proceeds received by the Company from a sale or issuance of membership interests or other equity interests or debt securities during such time as ICM holds Series C Units acquired upon exercise of the conversion rights granted under the ICM Term Note.

In connection with the above, the Company agreed to amend and restate a Subordinated Note, dated August 26, 2009, issued by it to Bunge N.A. Holdings, Inc. (“Holdings”), by issuing a Subordinated Term Loan Note to Holdings (the “Holdings Term Note”).  The Holdings Term Note is convertible at the option of Holdings into Series U Units at a conversion price of $3,000 per unit.

Note 5:                      Mortgage, Revolving Loan/Credit Agreements

AgStar

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the mortgage loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, 2009 the construction loan was segmented into

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 5:                      Mortgage , Revolving Loan/Credit Agreements (Continued)

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

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75% of eligible accounts receivable and eligible inventory.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.  One letter of credit is outstanding under this provision, in favor of MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000.

As of June 30, 2010 and September 30, 2009, the outstanding balance under the Credit Agreement was approximately $111,508,381 and $111,273,245, respectively.  In addition to all other payments due under the Credit Agreement, the Company also agreed to pay, commencing October 1, 2010, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.

Bridge Loan

As of June 30, 2010 and September 30, 2009, there was an outstanding principal and interest balance of none and $8,585,496 respectively under the bridge loan the Company held with Commerce Bank (the “Bridge Loan”), which was replaced with the ICM Term Note.

Note 6:                      Notes Payable

Notes payable consists of the following as of June 30, 2010 and September 30, 2009:

	June 30, 2010	September 30, 2009
$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	$33,333	$148,333

Bridge Loan bearing interest at LIBOR plus 1.50% with a floor of 3.00% (3.00% at June 30, 2010) through maturity on June 15, 2010.	-	8,585,496

Holdings Term Note, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.88% at June 30, 2010); maturity on August 31, 2014.	28,106,579	27,106,079

ICM Term Note, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.88% at June 30, 2010); maturity on August 31, 2014.	9,969,816	-

Southwest Iowa Southwest Iowa Renewable Energy, LLC Notes to Unaudited Financial Statements Note 6: Notes Payable (Continued)
Term facility and term revolver payable to AgStar bearing interest at LIBOR plus 3.65% and 3.25% (5.00% at June 30, 2010). See maturity discussed in Note 5.	97,501,194 9,007,187	101,000,000 7,273,246

$15 million Revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 3.45% (5.00% at June 30, 2010), maturing March 31, 2011.	5,000,000	3,000,000

Revolving line of credit payable to affiliate Holdings matured on December 24, 2009.	-	2,000,000
Less current maturities	149,618,109 (13,317,422)	149,113,153 (18,215,803)
Total long term debt	$136,300,687	$130,897,350

(A) The IDED debt is comprised of two components under the Master Contract (the “Master Contract”) between the Company and the IDED.  A $100,000 loan is non interest-bearing and due in monthly payments of $1,667 beginning

April 2007, with a final payment of $1,667 due March 2012; and a $100,000 forgivable loan.  Both notes under the Master Contract are collateralized by substantially all of the Company’s assets and subordinate to the Credit Agreement.  The $100,000 forgivable loan was forgiven upon IDED’s confirmation of the creation and retention of qualifying  jobs under the Master Contract during the nine months ended June 30, 2010.

 The ICM Term Note is subordinated to the Credit Agreement.  Principal and interest may be paid only after payment in full of all amounts due under the Credit Agreement.  Extension of the ICM Term Note, in the approximate principal amount of $9,969,816.08, resulted in reduction of the Bridge Loan principal.

The Holdings Term Note is subordinated to the Credit Agreement.  Principal and interest may be paid only after payment in full of all amounts due under the Credit Agreement.

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

Derivative financial statements.  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Mercantile Exchange.

 The following table summarizes financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn	$1,484,337	$1,484,337	$	---	$	---
	$1,484,337	$1,484,337	$	---	$	---

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn	$263,688	$263,688	$	---	$	---
	$263,688	$263,688	$	---	$	---

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets and financial liabilities measured at fair value on a non-recurring basis were not significant at June 30, 2010 or September 30, 2009.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 8:                       Related Party Transactions

In September, 2006, the Company entered into a design-build agreement with ICM, a related party and a member of the Company, for a lump-sum contract price of $118,000,000 (the “ICM Contract”).  As of June 30, 2010 and September 30, 2009, the Company incurred approximately $147,656,016 and $147,608,000 of costs, respectively, under the ICM Contract.

The Company entered into the DG Agreement in October, 2006 with Bunge, a related party and a member of the Company, to purchase all of the distillers grains with solubles (“DG”) produced by the plant.  Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DG produced.  The DG Agreement continues until February 1, 2019, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  The Company is required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DG Agreement.   The Company has incurred $243,051 and $727,508 of marketing expenses during the three and nine months ended June 30, 2010, and there were $240,558 and $297,777 of expenses incurred for the three and nine months ended June 30, 2009.

In October, 2006, as subsequently amended, December, 2008, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Company pays a procurement fee mutually agreed to by both parties for corn delivered by truck or rail, with a minimum annual fee. The agreement has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  The Company pays an annual minimum fee of $675,000 under the agreement.  Expenses for the three and nine months ended June 30, 2010 were $274,260 and $906,594.  The fees incurred for the three and nine months ended June 30, 2009 were $281,732 and $347,732.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist the Company with requests by the lender’s agent.  The Company paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The terms of the Support Services Agreement expired on December 31, 2008; however the agreement has been continued on a month to month basis and the Company has not incurred any expenses for the nine months ended June 30, 2010.  There were expenses of $17,924 and $38,924 incurred for the three and nine months ended June 30, 2009, respectively.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the three and nine months ended June 30, 2010 were $200,001 and $600,003, respectively. Expenses of $170,139 and $403,473were incurred for the three and nine months ended June 30, 2009, respectively. In connection with the signing of the Lease Agreement in December, 2008, the Company entered into a grain purchase agreement, under which the Company agreed to purchase the grain inventory at the grain elevator and the grain inventory located in the Company’s on-site storage Facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000.

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at the ethanol plant, and Bunge purchases the same, up to the ethanol plant’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement commenced August 20, 2009, will last three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $203,642 and $533,246 for the three and nine months ended June 30, 2010 and none during the three and nine months ended June 30, 2009.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for the three and nine months

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 8:                       Related Party Transactions (continued)

ended June 30, 2010 were $75,000 and $225,000.  Expenses incurred for the three and nine months ended June 30, 2009 were $75,000 and $150,000.

In June, 2007, the Company entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  On June 26, 2009, the Company executed an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge for the lease of 325 ethanol cars and 300 hopper cars which will be used for the delivery and marketing of the Company’s ethanol and distillers grains.  The Railcar Agreement will last for 120 months, continuing on a month to month basis thereafter, and will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the Company and Bunge.  The Railcar Agreement provides that the Company is a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.  Expenses for the three and nine months ended June 30, 2010 were $1,215,505 and $3,646,515. Expenses for the three and nine months ended June 30, 2009 were $1,324,552 and  $2,361,552.

In March, 2009, the Company entered into a temporary management agreement with Bunge to provide an interim President/CEO.  The agreement provided for reimbursement in the amount of $150,000 plus monthly expenses.  Expenses for the three and nine months ended June 30, 2010 were none.  Expenses for the three and six months ended June 30, 2009 were $41,625 and $45,425.

ICM has agreed to the ICM Term Note to the Company, which matures on August 31, 2014, repayment of which is subordinated to the Credit Agreement, as described in Note 6.

Holdings has agreed to the Holdings Term Note to the Company, which matures on August 31, 2014, repayment of which is subordinated to the Credit Agreement, as described in Note  6.

In addition, the Company entered into the Revolving Note with Holdings providing for the extension of a maximum of $10,000,000 in revolving credit, as described in Note 6.

Note 9:                      Commitments

In November, 2006, the Company entered into an agreement with an unrelated party for marketing, selling, and distributing all of the ethanol produced by the Company.  The Company paid a fee mutually agreed to by both parties for each gallon of ethanol sold.  The Company terminated the contract in August, 2009.  There were no penalties involved with terminating this agreement.  As of June 30, 2009, the amounts due under this agreement totaled $74,137.

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company.  The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses for the three and nine months ended June 30, 2010 were $2,521,043 and $7,959,293.  Expenses for the three and nine months ended June 30, 2009 were $7,961 and $1,210,394.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas, up to 900 Dth per day, as required by the Company. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the three and nine months ended June 30, 2010 were $7,785 and $20,994, respectively.  Expenses for the three and nine months ended June 30, 2009 were none and $55,000.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Unaudited Financial Statements

Note 9:                      Commitments (continued)

The Company has purchased 16,705M and 49,854M Kilowatts of electricity for the three and nine months ended June 30, 2010 from MidAmerica Energy Company (“MidAm”) under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  In the Electric Contract, the Company agreed to own and operate a 13 kV switchgear with metering bay, all distribution transformers, and all 13 kV and low voltage cable on our side of the switchgear.  The Company agreed to pay (i) a service charge of $200 per meter, (ii) a demand charge of $3.38 in the Summer and $2.89 in the Winter, (iii) a reactive demand charge of $0.49/kVAR of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service will continue at these prices for up to 60 months, but in any event will terminate on June 30, 2012.  The pricing under the Electric Contract is based on the assumptions that we will have an average billing demand of 7,300M kilowatts per month and that we will average an 85% load factor over a 12 month period.  If these assumptions are not met, the Company will pay the most applicable tariff rate.  Additionally, at any time, we may elect to be charged under one of MidAm’s electric tariffs.

In January, 2007, the Company entered into an agreement with Iowa Interstate Railroad, LTD to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement commenced on December 1, 2007 and continues for five years and will automatically renew for additional one year periods unless cancelled by either party.  The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the three and nine months ended June 30, 2010 were approximately $189,168 and $635,998.  Expenses for the three and nine months ended June 30, 2009 were $371,452 and $455,542.

In August, 2008, the Company entered into an agreement with an unrelated party which establishes terms governing the Company’s purchase of natural gas.  The agreement commenced in August, 2008 and has a term of two years. The Company has incurred expenses of $859,003 and $2,838,904, for the three and nine months ended June 30, 2010.  Expenses for the three and nine months ended June 30, 2009 were $2,601,377 and $3,042,377.

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  Rent expense related to operating leases for the three and nine months ended June 30, 2010 was $1,461,700 and $4,442,811.  Rent expense related to operating leases for the three and nine months ended June 30, 2009 was $1,583,117 and $2,983,117.

Note 10:                        Major Customers

The Company entered into the Ethanol Agreement with Bunge for marketing, selling, and distributing all of the ethanol produced by the Company.

In addition, the Company entered into the DG Agreement with Bunge for marketing, selling, and distributing all of the distiller’s grains with solubles produced by the Company.

Revenues with Bunge were $48,769,873 and $151,495,495 for the three and nine months ended June 30, 2010.  Revenues with Bunge were $7,824,094 and $9,808,797 for the three and nine months ended June 30, 2009.  Trade accounts receivable due from Bunge were $15,533,330 at June 30, 2010.

Item 2.     Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements

This report by Southwest Iowa Renewable Energy (the “Company,” “we” or “us”) contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

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

Results of Operations

The following table shows our third quarter results of operations, stated as a percentage of revenue.  Because we did not begin operating the Facility until mid-February 2009, we do not have comparable data for the nine months ended June 30, 2009.

	Three Months Ended June 30, 2010 (Unaudited)(1)			Three Months Ended June 30, 2009 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Data
Revenues	$48,769,873	100%	$1.83	$42,512,277	100%	$1.89
Cost of Goods Sold	47,833,987	98%	1.80	43,682,895	103%	1.94
Gross Margin	935,886	2%	0.03	(1,170,618)	(3)%	(0.05)
Selling, General and Administrative Expenses	1,154,939	2%	0.04	1,093,179	3%	0.05
Other (Expense)	(2,154,032)	(4%)	(0.08)	(2,142,214)	(4%)	(0.10)
Net Loss	$(2,373,085)	(4%)	$(0.09)	$(4,406,011)	(10%)	$(0.20)

(1)                 Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  The following chart displays statistical information regarding our revenues. The increase in revenue from third quarter, 2009 to third quarter 2010 was due to the average price per gallon increasing by approximately $0.01 with 3.76 million additional gallons being produced between the two quarters and included in the increase was a decrease in the dry distillers grains (“DDG”) average price per ton of approximately $15.

	Three Months Ended June 30, 2010 (Unaudited)			Three Months Ended June 30, 2009 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	26,587,530	83%	$1.53	22,822,228	82%	$1.52

Dry Distillers Grains	74,218	17%	$102.71	82,500	18%	$117.77

Cost of Goods Sold

Our cost of goods sold showed a decrease of $0.14 per gallon of ethanol produced in the third quarter of 2010 from the third quarter of 2009; but increased from a total dollar perspective because of the additional 3.76 million gallons produced.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our cash corn prices during the third quarter 2010 and 2009 were an average price of $3.46 and $3.92 per bushel, respectively, and we did generate a reduction in our corn costs due to realized and unrealized gains on our hedging activities during the two quarters.  Our average price of corn ground was approximately $3.25 and $3.95 per bushel in the third quarter of 2010 and 2009, respectively.  Offsetting our corn cost decrease was our average steam and natural gas energy cost of $4.75 and $3.89 per MMBTU in the third quarter 2010 and 2009, respectively.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues remained steady at 2-3% in comparing our third quarter 2010 and 2009.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain flat to slightly decreasing during our fiscal year ending September 30, 2010 (“Fiscal 2010”).

Other (Expenses)
Our other expenses for the third quarter of 2010 and 2009 remained steady at 4% of our revenues during both quarters, respectively.   Other expenses include interest expense, interest income, rental income and miscellaneous income.

Net (Loss)

Our net loss from operations for the quarters ending June 30, 2010 and 2009, respectively, decreased from 10% to 4% as a percentage of revenues.  The reduction in the net loss generated during the two quarters resulted from to better gross margins and increased interest expense.

Liquidity and Capital Resources

 The Company has entered into a credit agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  As of June 30, 2010, we have drawn approximately $111,508,000 under our Credit Agreement.  We also agreed to pay, beginning at the end of the fiscal 2010, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  In addition to compliance with the borrowing base, we are subject to working capital and tangible net worth covenants under the Credit Agreement.

Under our $15 million revolving line of credit with AgStar (the “Revolving LOC”), we have borrowed $5,000,000 as of June 30, 2010, with an additional $10,000,000 available at June 30, 2010. A letter of credit issued in favor of our steam provider, MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000 reduces capital availability under our Revolving LOC.  We are also relying on receipt of our accounts receivable to help fund operations.

In addition, we have entered into a revolving note with Bunge N.A. Holdings, Inc. (“Holdings”) providing for the extension of a maximum of $10,000,000 in revolving credit (the “Revolving Note”).  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of June 30, 2010, we have no outstanding balance under the Revolving Note.  We are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note from Holdings.

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

Primary Working Capital Needs

Cash provided (previously used in) operations for the nine months ended June 30, 2010 and 2009 was $3,576,975 and ($14,168,044), respectively.  Cash has been used primarily to fund cyclical inventory buildup in the first three quarters of Fiscal 2010. In the first three quarters of 2009, cash was used to fund operational start up expenditures and build inventory prior to operating.  For the nine months ended June 30, 2010 and 2009, net cash (used in) investing activities was ($1,823,023) and ($32,255,420), respectively, primarily related to our investment in the clarifier in 2010 and the final construction and start-up of our plant in 2009.  For the quarters ending June 30, 2010 and 2009, cash provided by (used in) financing activities was ($3,443,935) and $46,029,681, respectively.  This cash was used to pay down debt in 2010; in 2009, the cash was generated through loan proceeds.

Through June 30, 2010, we have incurred approximately $147,656,016 for construction services under our construction contract with ICM, Inc. (“ICM”) (the “ICM Contract”), leaving approximately $0 of retainage.  During our fourth quarter of Fiscal 2010, we estimate that we will require approximately $33,000,000 or more per quarter for our primary input of corn and $3,500,000 for our energy sources of steam and natural gas.  We have up to $18,000,000 in revolving credit available under the Revolving Notes to support our working capital needs.  We cannot estimate the availability of funds for hedging in the future.

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

The price of corn has been volatile the past two years. Since September, 2009, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $0.26 per bushel. As of July 8, 2010 the CME near-month corn price for July, 2010 was $3.58 per bushel. We believe the increase in corn prices was primarily due to farmers not wanting to deliver corn at the current low prices and the United States Department of Agriculture (“USDA”) corn acreage report that came out on June 30, 2010.  Increasing corn prices will negatively affect our costs of production, however, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

The USDA has indicated an increase (as of June 30, 2010) in the original forecast of the amount of corn to be used for ethanol production during the current marketing year (2010-11). The forecast, which estimates that a total of 4.5 billion bushels of corn will be used in the production of corn ethanol, is 928 million bushels more than used in that category last year.  The USDA cited record ethanol use in December, 2009, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its June 30, 2010 update, the USDA decreased the projection of U.S. corn exports for the current marketing year by 149 million bushels, to 1.95 billion bushels.  This projection is 54 million bushels less than the projection of last fall and 645 million less than the record exports of 2007-08.

 The USDA report for crop year 2009 (the period of September, 2009 through August, 2010) has projected the season-average farm price of corn at $3.50 to $3.70 per bushel.  This compares with the 2007-08 record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years as of July, 2010 according to ProExporter, the average U.S. ethanol price was $1.65 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.00 per gallon.  During 2009, the average U.S. ethanol price was $1.56 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $1.76 per gallon, or approximately $.20 per gallon above ethanol prices.

The Renewable Fuels Standard

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in the Energy Independence and Security Act of 2007.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008

Act modified the provisions of the Energy Policy Act of 2005 that created the Renewable Fuel Standard (the “RFS”).  The U.S. Environmental Protection Agency (the "EPA") is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  This requirement does not apply just to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as "renewable biomass".  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

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

Competition

        We believe that the competition in the ethanol market will increase in the near term as the ethanol plants recently sold by bankruptcy proceedings return to production.  Several of our competitors, including certain subsidiaries of Hawkeye Energy Holdings, Inc., have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.  Some of our competitors have or will emerge from bankruptcy in the near future with stronger balance sheets.  Aventine Renewable Energy Holdings, Inc. and Hawkeye Renewables, LLC emerged from bankruptcy in March and June respectively.  Certain subsidiaries of Pacific Ethanol, Inc. announced in June 2010 the confirmation of a plan of reorganization that would eliminate approximately $290 million of liabilities from its balance sheet.  These competitors will have minimal debt, enhanced liquidity and new balance sheets, giving them a competitive advantage versus our capital structure.  Some of our competitors including Archer Daniels Midland Company and Aventine Renewable Energy Holdings, Inc. are building large-scale ethanol plants that, if completed, will add more capacity to the marketplace in the near term. We believe that ethanol prices will remain relatively low through the end of 2010 as a result of increased capacity and other competitive dynamics impacting supply and demand.

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

We sell ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  Our products are generally shipped FOB loading point.  Ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge.  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by us for the sale of ethanol and co-products are included in cost of goods sold.

•	Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

When we have sufficient working capital available, we enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  We use cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.  We adopted new disclosure requirements requiring entities to provide greater transparency in interim and annual financial statements about how and why we use derivative instruments, how the instruments and related hedged items are accounted for, and how the instruments and related hedged items affect the financial position, results of operations, and cash flows of the entity.

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

Property and equipment is stated at cost. Construction in progress is comprised of costs related to constructing the Facility and is depreciated upon completion of the Facility.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 Years

Process Equipment	10 Years

Office Equipment	3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at June 30, 2010.

Off-Balance Sheet Arrangements

We currently do not have any off balance sheet arrangements.

Items 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (principal financial officer), Karen Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures. As defined in rule 15d-15(e) under the Securities Exchange Act of 1934 (the "1934 Act"), disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file under the 1934 Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ended June 30, 2010.

Changes in Internal Control Over Financial Reporting

Our management has evaluated, with the participation of our President, any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the 1934 Act) that occurred during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting identified in that evaluation that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4(i)	Third Amended and Restated Operating Agreement dated July 17, 2009 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on August 21, 2009).
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

10.5
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

10.7
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

10.11	Security Agreement dated May 2, 2007 with AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.15 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
10.12
Mortgage, Security Agreement Assignment of Rents and Leases and Fixture Filing dated May 2, 2007 in favor of AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.16 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

10.13
Environmental Indemnity Agreement dated May 2, 2007 with AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.17 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

10.14
Convertible Note dated May 2, 2007 in favor of Monumental Life Insurance Company (incorporated by reference to Exhibit 10.18 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

10.15	Convertible Note dated May 2, 2007 in favor of Metlife Bank, N.A. (incorporated by reference to Exhibit 10.19 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
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

10.18	Convertible Note dated May 2, 2007 in favor of First National Bank of Omaha (incorporated by reference to Exhibit 10.22 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
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

10.21	Revolving Line of Credit Note in favor of First National Bank of Omaha (incorporated by reference to Exhibit 10.25 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
10.22	Term Revolving Note in favor of Metlife Bank, N.A. (incorporated by reference to Exhibit 10.26 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
10.23
Term Revolving Note in favor of Cooperative Centrale Raiffeisen-Boerenleenbank, B.A. (incorporated by reference to Exhibit 10.27 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

10.24	Term Revolving Note in favor of Metropolitan Life Insurance Company (incorporated by reference to Exhibit 10.28 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
10.25	Term Revolving Note in favor of First National Bank of Omaha (incorporated by reference to Exhibit 10.29 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
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

10.28	Fee Letter dated May 2, 2007 with AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.33 of Registration Statement on Form 10 filed by the Company on January 28, 2008).
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

10.31
Allonge to Revolving Line of Credit Note in favor of First National Bank of Omaha dated March 7, 2008 (incorporated by reference to Exhibit 10.43 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).

10.32
Allonge to Revolving Line of Credit Note in favor of Cooperative Centrale Raiffeisen-Boerenleenbank, B.A., dated March 7, 2008 (incorporated by reference to Exhibit 10.44 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).

10.33
Allonge to Revolving Line of Credit Note in favor of Metropolitan Life Insurance Company, dated March 7, 2008 (incorporated by reference to Exhibit 10.45 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).

10.34
Allonge to Convertible Note in favor of First National Bank of Omaha, dated March 7, 2008 (incorporated by reference to Exhibit 10.46 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).

10.35
Allonge to Convertible Note in favor of Metlife Bank, N.A., dated March 7, 2008 (incorporated by reference to Exhibit 10.47 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).

10.36
Allonge to Convertible Note in favor of Metropolitan Life Insurance Company, dated March 7, 2008 (incorporated by reference to Exhibit 10.48 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).

10.37
Allonge to Convertible Note in favor of Cooperative Centrale Raiffeisen-Boerenleenbank, B.A., dated March 7, 2008 (incorporated by reference to Exhibit 10.49 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).

10.38
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

10.43	Term Revolving Note in favor of Amarillo National Bank (incorporated by reference to Exhibit 10.55 of Amendment No. 1 to Registration Statement on Form 10 filed by the Company on March 21, 2008).
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

10.51	Amendment No. 01 dated March 9, 2007 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 10, 2006).
10.52	Amendment No. 02 dated May 30, 2008 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 10, 2006).
10.53	Industrial Track Agreement dated as of June 18, 2008 with CBEC Railway, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 25, 2006).
10.54
Base Agreement dated August 27, 2008 between Southwest Iowa Renewable Energy, LLC and Cornerstone Energy, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 2, 2008).

10.55	Lease Agreement dated December 15, 2008 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on December 22, 2008).
10.56
Ethanol Purchase Agreement dated December 15, 2008 with Bunge North America, Inc.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on December 22, 2008).

10.57	Risk Management Services Agreement dated December 15, 2008 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on December 22, 2008).

10.58
Grain Feedstock Supply Agreement dated December 15, 2008 with AGRI-Bunge, LLC.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 22, 2008).

10.59
Subordinated Revolving Credit Note made by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 2, 2009).

10.60
Employment Agreement dated August 27, 2009 between Southwest Iowa Renewable Energy, LLC and Mr. Brian T. Cahill (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on September 2, 2009).

10.61
Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.62
Second Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.63
Third Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.64
Fourth Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.65
Separation Agreement and Release of All Claims Agreement between Southwest Iowa Renewable Energy, LLC and Cindy Patterson (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on July 2, 2009).

10.66
Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 14, 2009).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.67
Amended and Restated Credit Agreement by and among Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA, the Banks named therein, dated as of March 31, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on April 5, 2010).

10.68
Loan Satisfaction Agreement, by and among Southwest Iowa Renewable Energy, LLC, ICM, Inc., and Commerce Bank, N.A., dated June 17, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 23, 2010).

10.69
Negotiable Subordinated Term Loan Note issued by Southwest Iowa Renewable Energy, LLC in favor of ICM, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 23, 2010).

10.70
ICM, Inc. Agreement – Equity Matters, by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.71
Subordinated Term Loan Note issued by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on June 23, 2010).

10.72	Bunge Agreement - Equity Matters by and between Southwest Iowa Renewable Energy, LLC and Bunge N.A. Holdings, Inc. date effective August 26, 2009.
10.73
First Amendment to Bunge Agreement – Equity Matters, by and between Bunge N.A. Holdings, Inc. and Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.74
Subordination Agreement, by and among Bunge N.A. Holdings, Inc., ICM, Inc., amd AgStar Financial Services, PCA and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Company on June 23, 2010).

10.75
Intercreditor Agreement, by and between Bunge N.A. Holdings, Inc. and ICM, Inc. and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010. (incorporated by reference to Exhibit 10.7 of Form 8-K filed by the Company on June 23, 2010).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: August 6, 2010	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: August 6, 2010	/s/ Karen L. Kroymann
Controller and Principal Financial Officer