Form 10-K
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2010-11-23
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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
Series A Membership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 23, 2010, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.
As of September 30, 2010, the Company had 8,805 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	54

Signatures

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.sireethanol.com, under “SEC Compliance,” which includes links to reports we have filed with the SEC.  The contents of our website are not incorporated by reference in this Annual Report on Form 10-K.

Item 1.                      Business.

The Company is an Iowa limited liability company located in Council Bluffs, Iowa, and was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico and the Pacific Rim.

Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa. It is near two major interstate highways, within a half a mile of the Missouri River and has access to five major rail carriers. This location is in close proximity to raw materials and product market access. The Facility receives corn and chemical deliveries primarily by truck but is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River.  Additionally, in close proximity to the Facility’s primary energy source (steam), there are two natural gas providers available, both with infrastructure immediately accessible to the Facility.

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

On June 25, 2007, we entered into a Railcar Sublease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”) for the sub-lease of 320 ethanol cars and 300 distillers dried grains with Solubles (“DDGS”) cars to be used in the delivery and marketing of ethanol and DDGS.  We are responsible for all maintenance and mileage charges as well as the monthly lease expense and certain railcar modification expenses.  Under the Railcar Agreement, we have leased the railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  In 2009, we agreed to lease back 100 DDGS cars to Bunge with an initial lease term of three years under the agreement.

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

Employees

We had 60 full time employees as of September 30, 2010.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.

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

We produced 110.6 and 55.7 million gallons of ethanol for the years ended September 30, 2010 (“Fiscal 2010”) and 2009 (“Fiscal 2009”), respectively, and approximately 84% and 83% of our revenue was derived from the sale of ethanol in Fiscal 2010 and 2009, respectively.

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

We sold 302,223 and 156,600 tons of dried distillers grains in Fiscal 2010 and 2009, respectively.  Approximately 16% and 17% of our revenue was derived from the sale of distillers grains in Fiscal 2010 and 2009, respectively.

Principal Product Markets

As described below in “Distribution Methods”, we market and distribute all of our ethanol and distillers grains through a professional third party marketer.  Our ethanol and distillers grains marketer makes all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market, however, as United States production of ethanol and distillers grains continue to expand, we anticipate increased international sales of our products.  Currently, approximately 90% of our distillers grains are exported outside of the continental United States.  Management anticipates that demand for distillers grains in the Asian market may increase demand for distillers grains in the future.  As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase.

Distribution Methods

We entered into an Ethanol Merchandising Agreement (“Lansing Agreement”) with Lansing Ethanol Services, LLC (“Lansing”), under which we agreed to sell to and Lansing agreed to buy all ethanol produced at our Facility for the first six months of our operations.  We exercised our contractual right under the Lansing Agreement on February 19, 2009 to terminate this agreement.  Effective August 19, 2009, Bunge, a significant equity holder in the Company, became the exclusive purchaser of our ethanol pursuant to an Ethanol Purchase Agreement dated December 15, 2008 (the “Ethanol Agreement”).  Bunge markets our ethanol in national, regional and local markets.  Under the Ethanol Agreement, we sell Bunge all of the ethanol produced at the Facility, and Bunge purchases the same.  We pay Bunge a per-gallon fee for ethanol sold by Bunge under the Ethanol Agreement, subject to a minimum annual fee of $750,000 and adjustments according to specified indexes after three years.  The initial term of the Ethanol Agreement, effective on August 19, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.

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

 The initial ten year term of the DG Agreement began February 1, 2009.  The DG Agreement automatically renews for additional three year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing

Policy or the spot price agreed to between Bunge and us.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.

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

Our Facility needs approximately 39.3 million bushels of corn per year, or approximately 108,000 bushels per day, as the feedstock for its dry milling process.  During Fiscal 2010 and 2009, we purchased 40.85 and 19.4 million bushels of corn, which was obtained primarily from local markets.  To assist in our securing the necessary quantities of grain for our plant, we entered into a Grain Feedstock Supply Agreement dated December 15, 2008 (the “Supply Agreement”) with AGRI-Bunge, LLC (“AB”), an entity affiliated with significant equity holder, Bunge.  Under the Supply Agreement, AB agreed to provide us with all of the corn we need to operate our ethanol plant, and we have agreed to only purchase corn from AB.  AB provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays AB a per-bushel fee for corn procured by AB for the Company under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.  The Supply Agreement suspends the operation of the Agency Agreement entered into by us and AB on October 13, 2006, as amended December 15, 2008 (the “Agency Agreement”).  While we have not applied for a grain dealer’s license, if we do, the operation of the Supply Agreement will terminate and the Agency Agreement will be reinstated.

Effective November 17, 2010, AB exercised a contractual right of assignment under the Supply and Agency Agreements.  As a result, Bunge is now the successor party to AB for each of these agreements with us.

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

Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source is steam.  Utilizing steam makes us more competitive, as it is anticipated that under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into an Executed Steam Service

Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm agreed to provide the steam required by us, up to 475,000 pounds per hour.  The Steam Contract remains in effect until February 1, 2019.  During Fiscal 2010 and 2009, we purchased approximately 2,332,807 and 619,445 MMBTUs of steam.

Natural Gas

Although steam is our primary energy source and accounts for around 85% of our energy usage, we have installed two natural gas back-up boilers for use when our steam service is temporarily unavailable.  Natural gas is also needed for incidental purposes.  Natural gas prices fluctuate with the energy complex in general.  Natural gas prices have trended lower this fiscal year as a result of the drop in crude oil prices and based on anticipated increases in supply relative to demand.  We do not expect natural gas prices to remain steady in the near future and anticipate the prices to trend higher into the winter months of 2010-2011 as seasonal demand for natural gas increases due to heating needs in the colder weather.  We have entered into a natural gas supply agreement with Constellation Energy for our long term natural gas needs.  During Fiscal 2010 and 2009, we purchased  582,494 and 1,081,016 MMBTUs of natural gas.  During the Fiscal 2009 we used more natural gas than steam because MidAm went through its biannual shutdown during the spring of 2009, requiring us to run the plant on natural gas.

Electricity

Our Facility requires a large continuous supply of electrical energy.  We have purchased 68,601 and 71,419  kilowatts of electricity through September 30, 2010 and 2009 from MidAm under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  We agreed to pay MidAm (i) a service charge of $200 per meter, (ii) a demand charge of $3.38 in the Summer and $2.89 in the Winter (iii) a reactive demand charge of $0.49/kVAR of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service will continue at these prices for up to 60 months, but in any event will terminate on June 30, 2012.

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

Patents, Trademarks, Licenses, Franchises and Concessions

SIRETM, our logos, trade names and service marks of the Company mentioned in this report are our property.  We were granted a license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate our Facility.  There is no fee or definitive term for this license with ICM as it is perpetual in nature.

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

Principal Supply & Demand Factors

Ethanol

Generally

Ethanol prices have increased during the three months ending September 30, 2010 as a direct response to increasing corn prices.  Management currently expects ethanol prices will continue to be directly related to the price of corn.  Management believes the industry will need to grow both product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term.  According to Ethanol Producer Magazine, there were 211 ethanol plants in operation in the United States with the capacity to produce 14.2 billion gallons of ethanol annually as of October 18, 2010.  An additional 5 plants are under construction or expanding, which could add an additional estimated .4 billion gallons of annual production capacity.    Unless the new supply of ethanol is equally met with ethanol demand, downward pressure on ethanol prices could continue.

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

VEETC

The profitability of the ethanol industry is impacted by federal ethanol supports and tax incentives, such as the Volumetric Ethanol Excise Tax Credit (“VEETC”) blending credit.  VEETC is a volumetric ethanol excise tax credit, which gasoline distributors apply for.  Based on volume, the VEETC allows greater refinery flexibility in blending ethanol since it makes the tax credit available on all ethanol blended with gasoline, diesel and ethyl tertiary butyl ether, including ethanol in E85.  Under provisions of the Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”), the tax credit under VEETC has dropped to 45 cents per gallon of pure ethanol and 38 cents per gallon of E85.  The VEETC is scheduled to expire on December 31, 2010. A number of bills have been introduced in the Congress to extend ethanol tax credits, including some bills that would make the ethanol tax credits permanent. There can be no assurance, however, that such legislation will be enacted.  As of the date of this report, the VEETC has not been renewed.

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

E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel. E85 fuel is a blend of 85% ethanol and 15% gasoline. According to the Energy Information Administration, E85 consumption is projected to increase from a national total of 11 million gallons in 2003 to 65.9 billion gallons in 2025. E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the United States Department of Energy (the “USDOE”), there are currently more than eight million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The USDOE reports that there were approximately 1,900 retail gasoline stations supplying E85 as of November 1, 2010.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.  As of October 13, 2010, the EPA released the decision to allow the use of E85 in  2007 and later vehicles contingent on final approval (later) of a “Misfueling Mitigation Program” and certain other conditions.  The EPA also indicated that it would soon complete its technical review of vehicles from 2001-2006, but that it would deny approval on older vehicles, and also on vehicles other than cars and light-duty trucks.

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

Recent legislation, such as the American Recovery and Reinvestment Act of 2009 and the 2007 Act, provide numerous funding opportunities in support of cellulosic ethanol. In addition, the amended RFS mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol. The profitability of ethanol production depends heavily on federal incentives so the loss or reduction of incentives from the federal government in favor of corn-based ethanol production may reduce our profitability.

Local Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, in 2010, Iowa had 41 ethanol refineries in production, producing 3.3 billion gallons of ethanol.  There was one additional ethanol refinery under construction or expansion in Iowa as of October, 2010.  If this plant is completed, it is anticipated it will add 275,000 gallons of new ethanol production capacity annually in Iowa.  According to the Nebraska Ethanol Board, there are currently 24 existing ethanol plants in Nebraska as of October, 2010.  Additionally, certain plants located in Nebraska are eligible for state incentives, which authorize a producer to receive up to $2.8 million of tax credits per year for up to eight years.  Those producers qualifying for this incentive have a competitive advantage over us.

Distillers Grains

Management expects that distillers grains prices will continue to increase slightly in the foreseeable future as the supply increases (the result of increased ethanol production), with the poor state of the economy and higher corn prices.  Management believes DDGSs will trade with a 75% to 80% value to corn.

Regulatory Environment

Governmental Approvals

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental and operating permits, as discussed below.  Even though we have successfully acquired the permits necessary for our operations, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, although we do not presently intend to do so, if we sought to expand the Facility’s capacity in the future, we would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.  We are in the process of applying for a minor permit which will be less restrictive on our operations when switching from steam to natural gas, as required.

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

Air Pollution Construction and Operation Permits

Based on calculated emissions and existing permitted emission limits, our Facility is considered a “major source” of regulated air pollutants; however a permit application has been submitted to IDNR.  If this application is approved the facility will become a “minor source” under Title V.  Additionally, based on potential to emit calculations alone, the facility is a “minor source” of regulated air pollutants under prevention of significant determination (“PSD”), but due to our agreements with MidAm for rail easement and steam supply, we are currently classified as a “major source” and subject to PSD  regulations and requirements.  The Facility has completed all of the initial emission testing and has demonstrated compliance with all permitted emission limits.  The air permit allows us to operate our Facility within certain requirements detailed in that permit. The Air Permit for operations also requires annual emission testing to demonstrate compliance and is required to be renewed every five years.

In order to meet emission limits in permits issued under PSD, we have accepted operational limitations on the total amount of natural gas we can consume on a twelve month rolling average.  This is required in order to stay below the threshold limits for a major source modification under PSD.

We are required to collect and keep information outlining our annual pollution emissions.  Every year we must provide an account of the actual pollution generated by the Facility to the EPA and IDNR in order to demonstrate compliance with permitted air pollution limits and to calculate our Air Permit fee for operating.  The emissions calculated are the basis for the Air Permit fees, discussed above.

New Source Performance Standards

The Facility is subject to the EPA’s New Source Performance Standards (“NSPS”) for both its grain and distillation processes as well as the storage of volatile organic compounds used in the denaturing process. Duties imposed by the NSPS include initial notification, emission limits, compliance and monitoring requirements and recordkeeping requirements.

Hazardous Waste

Based on the small amount of hazardous waste generated, the facility is classified as a “Conditionally Exempt Small Quantity Generator” of hazardous waste, the smallest category of a facility that generates hazardous waste.
The facility manages the collection, transport and disposal of the hazardous waste generated.  The source of the hazardous waste is the quality assurance lab.

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

Top Screen Analysis

The Department of Homeland Security (“DHS”) requires any facility that possesses certain chemicals above a threshold to submit a Top Screen Analysis.  We do possess chemicals subject to the Top Screen Analysis requirement and are required to complete the Top Screen Analysis on an on-going basis.  The Top Screen Analysis requires us to provide information such as the chemicals we store on-site, where the chemicals are stored, and the risks associated with such chemicals.  DHS requires us to complete the Top Screen Analysis within 60 days of receiving any listed chemicals.

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

We are also required to submit Form R, a Toxic Release Inventory report, to the EPA.  Form R is required for facilities processing or using certain listed chemicals above a regulated quantity.  Our annual form R will include documentation of our release of those certain chemicals into the environment within the previous year.  Every five years we will be required to submit a Form U Report under the Toxic Substances Control Act (“TSCA”) to the EPA.  In the Form U, we are required to report on manufacturing thresholds that were exceeded for any of the chemicals listed in the TSCA during the reporting period.  Under the Emergency Planning and Right to Know Act, we are required to report our receipt of certain regulated chemicals to community and state officials within 60 days.  This act requires local emergency planning communities to prepare a comprehensive emergency response plan. The local emergency planning agencies have been notified and are collaborating with us to complete a comprehensive ERS (Emergency Response System), a network of chains of contacts in the event of an emergency to provide an orderly and systematic response to the given situation.

Nuisance

Ethanol production has been known to produce an odor to which surrounding residents could object.  Ethanol production may also increase dust in the area due to operations and the transportation of grain to the Facility and ethanol and distillers grains from the Facility.  Such activities may subject us to nuisance, trespass, or similar claims by employees or property owners or residents in the vicinity of the Facility.  To help minimize the risk of nuisance claims based on odors related to the production of ethanol and its co-products, and as required by the EPS PSD BACT determination discussed previously, we have installed reverse thermal oxidizers and flare technology in the Facility.  We are not currently involved in any litigation involving nuisance claims.

Operational Safety Regulations

We are also subject to federal and state laws regarding operational safety.  Safety is a top priority for the Facility and we are a member of the ERI (Ethanol Risk and Insurance Solutions, which offers a service of conducting risk assessments and facility safety audits aimed at improving the overall safety and risk of the Facility) safety group which provides quarterly inspections of the Facility and information on various Occupational Safety and Health Administration (“OSHA”) programs.  We also focus daily attention to safety by conducting job hazards analysis and developing standard operating procedures.  We employ a full time safety, health and environmental manager to ensure compliance with various programs and to facilitate training for our employees and contract personnel.  Nonetheless, the risks of compliance costs and liabilities are inherent in any large-scale manufacturing process.

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

We do not expect an active trading market for our limited liability company interests, or “Units,” to develop. To maintain our partnership tax status, our Units may not be publicly traded.  Within applicable tax regulations, we may utilize a qualified matching service (“QMS”) to provide a limited market to our Members, but we will not apply for listing of the Units on any stock exchange.  Finally, applicable securities laws may restrict the transfer of our Units.  As a result, while a limited market for our Units may develop through the QMS, Members may not sell Units readily, and use of the QMS is subject to a variety of conditions and limitations.  The transfer of our Units is also restricted by our Third Amended and Restated Operating Agreement dated July 17, 2009 (the “Operating Agreement”) unless the Board of Directors (the “Board” or “Board of Directors”) approves such a transfer. Furthermore, the Board will not approve transfer requests which would cause the Company to be characterized as a publicly traded partnership under the regulations adopted under the Internal Revenue Code of 1986, as amended (the “Code”).  The value of our Units will likely be lower because they are illiquid. Members are required to bear the economic risks associated with an investment in us for an indefinite period of time.

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

Our indebtedness, including the indebtedness under the Credit Agreement, the Holdings Revolving Note and the Convertible Debt, increases the risk that we will not be able to operate profitably because we will need to make principal and interest payments on the indebtedness.  Debt financing also exposes our Members to the risk that their entire investment could be lost in the event of a default on the indebtedness and a foreclosure and sale of the Facility and its assets for an amount that is less than the outstanding debt.  Our ability to obtain additional debt financing, if required, will be subject to approval of our lending group, which may not be granted, the interest rates and the credit environment as well as general economic factors and other factors over which we have no control.

Our debt service requirements and restrictive loan covenants limit our ability to borrow more money, make cash distributions to our Members and engage in other activities.

Under the Credit Agreement, the Bridge Loan, the Term Note and Revolving Note, (the “Current Loans”) we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, make capital expenditures, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The Current Loans also contain financial covenants including a maximum revolving credit availability based on the borrowing base, minimum working capital amount, minimum tangible net worth, and a minimum fixed charge coverage ratio.  Our obligations to repay principal and interest on the Current Loans make us vulnerable to economic or market downturns.  If we are unable to service our debt, we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our Members’ interests. If we default on any covenant, the Lenders, the Bridge Lender, Bunge, or Holdings (or any subsequent lender) could make the entire debt, once incurred, immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease operations.

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

From our inception on March 28, 2005 through September 30, 2010, we incurred an accumulated net loss of approximately $25,043,088.  There is no assurance that we will be able to operate profitably.

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

We believe that the competition in the ethanol market may increase in the near term as the ethanol plants recently sold as part of bankruptcy proceedings return to production.  The Valero Energy Corporation recently purchased ten idle plants in special situations.  In addition, several of our competitors have filed to reorganize under federal bankruptcy laws as a result of margin pressure, inadequate liquidity and other considerations.

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

This competition also means that the supply of domestically-produced ethanol is at an all-time high.  According to the Renewable Fuel Association as of September 7, 2010, there were 13.53 billion gallons of nameplate capacity installed in the U.S. of which 12.91 billion gallons of annual production capacity was in operations.  An additional 1.08 billion gallons were under construction or expansion.  Iowa alone is estimated to produce approximately 3.28 billion gallons of ethanol in 2010.  Excess capacity in the ethanol industry will have an adverse impact on our operations, cash flows and general financial conditions.  If the demand for ethanol does not grow at the same pace as increases in supply, the price of ethanol will likely decline.  If excess capacity in the ethanol industry continues, the market price of ethanol may continue to decline to levels that are inadequate to generate sufficient cash flow to cover our costs.  This could negatively impact our future profitability and decrease the value of our Units and Members’ investment return.

Changes in the supply, demand, production and price of corn could make it more expensive to produce ethanol, which could decrease our profits.

Our ethanol production requires substantial amounts of corn. A significant reduction in the quantity of corn harvested due to adverse weather conditions, farmer planting decisions, domestic and foreign government farm programs and policies, global demand and supply or other factors could result in increased corn costs which would increase our cost to produce ethanol.  Events that tend to negatively impact the supply of corn are likely to increase prices and affect our operating results.  The recent increase in corn prices over the past three months may result in lower profit margins in the long term for the production of ethanol, as market conditions generally do not allow us to pass along increased corn costs to our customers.  If the demand for corn  continues to drive corn prices significantly higher we may not be able to acquire the corn needed to continue operations.

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

Congress has proposed a cap and trade program to reduce greenhouse gas emissions.  The gases covered under the legislation include carbon dioxide, methane, nitrous oxide, sulfur hexafluoride, hydroflourocarbons (HFCs) emitted as a byproduct, perfluorcarbons, and nitrogen triflouride.  The bill requires a reduction in emissions from 17% below 2005 levels by 2020 and 83% percent below 2005 levels by 2050.  If passed, these additional emission containment measures could be a prohibitive capital expenditure to us.

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

Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  It may not be practical or cost-effective to convert our Facility into a plant which will use cellulose-based biomass to produce ethanol.  If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted and Members’ investment could lose value.

Depending on commodity prices, foreign producers may produce ethanol at a lower cost than we can, which may result in lower ethanol prices which would adversely affect our financial results.

There is a risk of foreign competition in the ethanol industry. Brazil is currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugar-cane based, as opposed to corn based, and has historically been less expensive to produce. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

At present, there is a $0.54 per gallon tariff on foreign ethanol. However, this tariff might not be sufficient to deter overseas producers from importing ethanol into the domestic market, resulting in depressed ethanol prices. It is also important to note that the tariff on foreign ethanol is the subject of ongoing controversy and disagreement amongst lawmakers. Many lawmakers attribute increases in food prices to growth in the ethanol industry. They see foreign competition in ethanol production as a means of reducing food prices. Additionally, the tariff on ethanol is controversial internationally because critics contend that it diverts corn from export and impedes Latin American agricultural development.

Ethanol produced or processed in numerous countries in Central America and the Caribbean region is eligible for tariff reduction or elimination upon importation to the United States under a program known as the Caribbean Basin Initiative. Large multinational companies have expressed interest in building dehydration plants in participating Caribbean Basin countries, such as El Salvador, which would convert ethanol into fuel-grade ethanol for shipment to the United States Ethanol imported from Caribbean Basin countries may be a less expensive alternative to domestically produced ethanol. As a result, our business faces a threat from imported ethanol either from Brazil, even with the import tariff, or from a Caribbean Basin source. While transportation and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect our ability to sell our ethanol profitably, which may have a material adverse effect on our operations, cash flows and financial position.

If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets, which may result in lower prices of ethanol throughout the world, including the United States. Such foreign competition is a risk to our business. Further, if the tariff on foreign ethanol is ever lifted, overturned, reduced, repealed or expires, our ability to profitably compete with low-cost international producers could be impaired. Any penetration of ethanol imports into the domestic market may have a material adverse effect on our operations, cash flows and financial position.

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

Federal regulations provide the VEETC expires on December 31, 2010.

The VEETC program allows gasoline distributors who blend ethanol with gasoline to receive a federal excise tax credit for each gallon of ethanol they blend. The federal Transportation Efficiency Act of the 21st Century, or TEA-21, extended the ethanol tax credit first passed in 1979 through 2007. The American Jobs Creation Act of 2004 extended the subsidy again thru the end of calendar year 2010 by allowing distributors to take a $0.51 excise tax credit for each gallon of ethanol they blend. Under the Food, Conservation and Energy Act of 2008, the tax credit was reduced to $0.45 per gallon for 2009 and thereafter. We cannot give assurance that the tax incentives will be renewed prior to their expiration on December 31, 2010 or, if renewed, on what terms they will be renewed. Legislation has been introduced in Congress to extend the VEETC at a reduced level, however, the final outcome remains unclear.

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

We own the Facility site located near Council Bluffs, Iowa, which consists of three parcels totaling 200 acres.  This property is encumbered under the mortgage agreement with Lenders.  We lease a building on the Facility site to an unrelated third party, and lease 55.202 acres on the south end of the property to an unrelated third party for farming.  In December 2008, we entered into a lease agreement with Bunge for the lease of property in Council Bluffs, Iowa.  The property contains a storage bin that we use for storing grain to be used at the Facility.  The initial term of the lease was one year, and continues to be extended for additional one-year terms upon mutual agreement.

Item 3.	Legal Proceedings.

There are no items to report.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

As of September 30, 2010, the Company had (i) 8,805 Series A Units issued and outstanding held by 774 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  The Company does not have any established trading market for its Units, nor is one contemplated.  To date, the Company has made no distribution to its Members, and it cannot be certain when it will be able to make distributions.  Further, our ability to make distributions will be restricted under the terms of the Credit Agreement.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview, Status and Recent Developments

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for Fiscal Year 2010 and 2009.  Because we did not begin operating the Facility until mid-February 2009, Fiscal year 2009 represents approximately 6 months of operations.

	Year Ended September 30, 2010 (unaudited)			Year Ended September 30, 2009 (1) (unaudited)
	Amounts	% of Revenues	Gallons Average Price(2)	Amounts	% of Revenues	Gallons Average Price(2)
Income Statement Data
Revenues	$207,833,200	100%	$1.87	$99,986,005	100%	$1.82
Cost of Goods Sold	203,072,102	98%	1.83	102,171,339	102%	1.86
Gross Margin	4,761,098	2%	0.04	(2,185,334)	(2%)	(0.04)
Selling, General and Administrative Expenses	4,540,205	2%	0.04	5,505,160	5%	0.10
Other (Expense)	(9,172,255)	(4%)	(0.08)	(4,984,482)	(5%)	(0.09)
Net Loss	$(8,951,362)	(4%)	$(0.08)	$(12,674,976)	(12%)	$(0.23)

(1)
Because we did not begin operations of the Facility until mid-February and we were operating at a reduced capacity of approximately 84% during this period, the losses that we incurred are not indicative of any losses or profits that we might achieve when the plant is running at full capacity

(2)	Includes ethanol and distillers grains converted to gallons

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  The following chart displays statistical information regarding our revenues. The increase in revenue from Fiscal 2010 to Fiscal 2009 was due to the average price per gallon increasing by approximately $0.07 with 55.96 million additional gallons being produced between the two years and was a decrease in the DDG average price per ton of approximately $3 with 145,623 additional tons being produced between the two years.

	Year Ended September 30, 2010 (Unaudited)			Year Ended September 30, 2009 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	110,764,875	84%	$1.58	54,802,808	83%	$1.51

Dry Distiller’s Grains	302,223	16%	$103	156,600	17%	$106

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 98% and 102% for Fiscal 2010 and  2009, respectively.  Upon commencing operations, our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.   Cost of goods sold also includes net gains or losses from derivatives and hedging relating to corn. During Fiscal Year 2010 and 2009, our average price of corn ground was approximately $3.55 and $3.69 per bushel and our average steam and natural gas energy cost was $4.76 and $5.57 per MMBTU, respectively.  Because we did not operate at 100% capacity during Fiscal 2009, our fixed costs per gallon of production were higher than they are anticipated to be in the future.  Our cost of goods sold increase from Fiscal 2009 to Fiscal 2010 was due to the additional corn and energy purchased to produce the additional 55.96 million gallons of ethanol sold.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 2% and 5% for Fiscal 2010 and 2009, respectively.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our selling, general and administrative expenses for Fiscal 2010 were $4,540,205, as compared to $5,505,160 for the year ended September 30, 2009.  The decrease in selling, general, and administrative expenses from 2009 to 2010 is due to a reduction in professional fees.  We expect our operating expenses to remain flat to slightly decreasing during the first two quarters of Fiscal 2011.

Other (Expense)

Our other expenses for Fiscal 2010 and 2009 were approximately 4% and 5% of our revenues.  Our other expenses for the years ended September 30, 2010 and 2009 were $9,172,255 and $4,984,482, respectively.  The majority of this increase in expenses was a result of expensing interest as compared to the capitalization of our construction loan interest in our project costs in prior periods when in the development stage. Prior to beginning operations in the second quarter of Fiscal 2009, we recognized an expense that includes realized and unrealized losses on derivative instruments of $657,000.

Net (Loss)

Our net losses from operations for the years ended September 30, 2010 and 2009 were approximately 4% and 12% of our revenues, respectively.  Our net loss for Fiscal 2010 was primarily the result of fixed costs, and interest expense.  Our net loss for Fiscal 2009 was primarily the result of negative margins, fixed costs, interest expense and the startup of operations during the year.

Liquidity and Capital Resources

As of September 30, 2010, we have drawn $114,616,726 under our Credit Agreement.  We also agreed to pay, beginning at the end of the September 30, 2010 fiscal quarter, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  Effective August 1, 2009, in addition to compliance with the borrowing base, we are subject to various covenants under the Credit Agreement.

Under our $15 million revolving line of credit with Agent (the “Revolving LOC”), we borrowed $9,250,000 as of September 30, 2009 and $10,273,245 as of September 30, 2010 and 2009, respectively, with an additional $5,750,000 and $1,426,755 available at September 30, 2010 and 2009, respectively.  A letter of credit issued in favor of our provider, MidAm, in the amount of $2,000,000 and a letter of credit in favor of the Iowa Department of Economic Development (corn oil tricanter purchase) in the amount of $300,000 reduces the availability under our Revolving LOC.  We are also relying on receipt of our accounts receivable to help fund operations.

Holdings extended to us the Holdings Note effective August 26, 2009 in the amount of approximately $27,107,000 and we subsequently amended and restated the Holdings Note, to increase the principal amount of such note to $29,220,130 (representing outstanding principal plus accrued interest through the most recent interest payment date).  Under the Holdings Note, we made certain standard representations and warranties.  In addition, in the Holdings Note, we covenanted that (i) we would not declare or pay any dividends or distributions on any membership interests in us, (ii) we will not amend our Articles of Organization or our Operating Agreement or enter into any other agreement or pass any resolution, which is inconsistent with the terms of the Holdings Note or which would otherwise limit or restrict the rights of Series U Units or other units available under or Operating Agreement and (iii) we will not sell or issue any membership interests in us after execution of the Holdings Note without giving at least thirty days prior written notice thereof.  As of the end of the most recent fiscal quarter we were in compliance with all covenants under the Holdings Note.

ICM extended the ICM Note to us effective June 17, 2010 in the amount of approximately $9,970,000.  Upon its issuance the ICM Note was used to satisfy our obligations to ICM for (i) its payment of the remaining balance due under the Bridge Loan and (ii) satisfaction of the amount due to ICM under Section 4(d) of the Series C Agreement (a fee to ICM for providing credit support for the Bridge Loan).  Under the ICM Note, we made certain standard representations and warranties.  In addition, in the ICM Note, we have covenanted that (i) we will not declare or pay any dividends or distributions on any membership interests in us, (ii) we will not amend our Articles of Organization or our Operating Agreement or enter into any other agreement or pass any resolution, which is inconsistent with the terms of the ICM Note or which would otherwise limit or restrict the rights of Series C Units or other units available under or Operating Agreement and (iii) we will not sell or issue any membership interests in us after execution of the ICM Note without giving ICM at least 30 days prior written notice thereof.  As of the end of the most recent fiscal quarter we were in compliance with all covenants under the ICM Note.

In addition, we entered into the Holdings Revolving Note providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Holdings Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  As of September 30, 2010 and 2009, we borrowed $0 and $2,000,000 under the Holdings Revolving Note, with an additional $3,750,000 and $1,750,000 available.  We are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Holdings Revolving Note.  Interest will accrue at the rate of 7.5 % over six-month LIBOR.  Under the Holdings Revolving Note, we made certain standard representations and warranties.

As a result of our Revolving LOC, Convertible Debt and the Holdings Revolving Note, we have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business. The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt has important implications on our liquidity and capital resources, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Because oil demand has decreased and ethanol spot prices have shown significant volatility since early 2010, we believe operating margins will be break-even to slightly negative over the next quarter.  We anticipate margins will remain under pressure for the foreseeable future as ethanol production increases as a result of mergers and acquisitions of troubled plants and commencement of a few remaining projects that are under construction, and the current oversupply of ethanol in the market.  In addition, cash flow from operations may not allow us to make our principal payments under the Credit Agreement. In that event, we would request AgStar to delay our principal payments.  If our principal payments are not delayed, we may be dependent upon our lines of credit to make these payments.  We may similarly use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets has resulted in wide swings in margins for ethanol production.

Primary Working Capital Needs

Cash (used in) operations for the years ended September 30, 2010 and 2009 was ($1,797,177) and ($16,930,190), respectively.   In 2009, Cash was used primarily to fund operational start-up expenses and for pre-operational and administrative expenses prior to commencing operations in February, 2009.  For the years ended September 30, 2010 and 2009, net cash (used in) investing activities was ($3,518,705) and ($31,008,259), respectively, primarily in 2010 for fixed asset additions and, in 2009, related to the final construction and start-up of our plant.  For the years ended September 30, 2010 and 2009, cash provided by financing activities was $1,293,342 and $48,836,139, respectively.   In 2010 and 2009, this cash was generated through loan proceeds.

Through September 30, 2010, we have incurred approximately $147,656,016 for construction services under our construction contract with ICM (“ICM Contract”), leaving approximately $0 of retainage.  During the next quarter, we estimate that we will require approximately $42,000,000 per quarter for our primary input of corn and $3,500,000 for our energy sources of steam and natural gas.  We currently have approximately $3,450,000 available under our Revolving LOCs to hedge commodity price fluctuations; in addition, we have up to $10,000,000 in revolving credit available under the Revolving Notes to support our working capital needs.  We cannot estimate the availability of funds for hedging in the future.

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

The price of corn has been volatile during the last two years. Since September, 2009, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $1.09 per bushel. As of October 15, 2010, the CME near-month corn price for October, 2010 was $5.63 per bushel. We believe the increase in corn prices was primarily due to farmers not wanting to deliver corn at the current low prices and the United States Department of Agriculture (“USDA”) corn acreage report that came out on June 30, 2010.  Increasing corn prices will negatively affect our costs of production, however, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

The USDA has increased (as of November 9, 2010) the forecast of the amount of corn to be used for ethanol production during the current marketing year (2010-11).  The forecast, which estimates that a total of 4.8 billion bushels of corn will be used in the production of corn ethanol, is approximately 928 million bushels more than used in that category last year.  The USDA cited record ethanol use in October, 2010, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In its November 9, 2010 update, the USDA decreased the projection of U.S. corn exports for the current marketing year by 149 million bushels, to 1.95 billion bushels.  This projection is 54 million bushels less than the projection of last fall and 645 million less than the record exports of 2007-08.

 The USDA report for crop year 2009 (the period of September, 2009 through August, 2010) has projected the season-average farm price of corn at $3.50 to $3.70 per bushel.  This compares with the 2007/08 record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time. For the past two years as of July, 2010 according to ProExporter, the average U.S. ethanol price was $1.71 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.07 per gallon.  During the first seven months of 2010, the average U.S. ethanol price was $1.54 per gallon. For the same time period, U.S. wholesale gasoline prices have averaged $2.14 per gallon, or approximately $.60 per gallon above ethanol prices.

The RFS

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in the 2007 Act.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the provisions of the 2005 Act that created the RFS. The EPA is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.   On February 3, 2010, the EPA implemented a regulation that requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  This requirement does not apply solely to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as “renewable biomass.”  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel..  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

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

We expect the annual impact on our results of operations due to a $1.00 per bushel fluctuation in market prices for corn to be approximately $40,100,000, or $0.36 per gallon, assuming our plant operated at 100% name plate capacity (production of 110,000,000 gallons of ethanol annually). This assumes no increase in the price of ethanol and assumes a relative increase in the price of distillers grains.

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

Competition

We believe that the competition in the ethanol market will continue to increase as additional production capacity comes online.  Archer Daniels Midland Company, Aventine Renewable Energy, Inc. and Abengoa Bioenergy either have recently or plan to start production in the near future at new large-scale ethanol plants.  Pacific Ethanol, Inc. has announced plans to restart its Stockton, California plant in December 2010.  We believe that other competitors have plans to restart additional idled capacity.  We also believe that both consolidation and recapitalization will continue to occur in our industry.  Green Plains Renewable Energy, Inc. and Flint Hills Resources, LP have recently acquired multiple ethanol production assets.  As a result of these trends and other factors, we could be at a competitive disadvantage to larger players with greater production capacity, more liquidity and less debt as a percentage of their total assets.

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Transactions initiated after September 28, 2010 are not exempt from the accounting and reporting requirements of derivative accounting.   As such, we no longer apply the normal purchase and sale exemption under derivative accounting for forward purchase contracts related to corn.  As of September 30, 2010, we are committed to purchasing 2.11 million bushels of corn on a forward contract basis resulting in a commitment of approximately $8,000,000.  The fair value of these contracts was approximately $690,000 at September 30, 2010.

We enter into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices.  In addition, we enter into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  We maintain a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  Our specific goal is to protect the Company from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as mark to market.  Although the contracts are expected to be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of our trading activity, we use futures and option contracts offered through regulated commodity exchanges to reduce risk and are exposed to risk of loss in the market value of inventories.  To reduce that risk, we generally take positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected undiscounted future cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2010.

Off-Balance Sheet Arrangements

The Company currently does not have any off balance sheet arrangements.

Item 7 A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Southwest Iowa Renewable Energy, LLC

We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2010 and 2009, and the related statements of operations, members’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financing reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Des Moines, Iowa
November 23, 2010

Southwest Iowa Renewable Energy, LLC Balance Sheets September 30, 2010 and 2009

	2010	2009
ASSETS

CURRENT ASSETS Cash and cash equivalents	$3,432,544	$7,455,084
Accounts receivable	-	1,831,722
Accounts receivable, related party	23,392,670	12,396,172
Due from broker	2,260,015	2,108,267
Inventory	8,013,153	4,913,675
Derivative financial instruments, related party in 2010	688,039	263,688
Prepaid expenses and other	533,513	439,431
Total current assets	38,319,934	29,408,039

PROPERTY AND EQUIPMENT
Land	2,064,090	2,064,090
Plant, building, and equipment	199,771,260	197,435,327
Office and other equipment	720,529	680,145
	202,555,879	200,179,562
Accumulated depreciation	(28,757,303)	(9,600,217)
	173,798,576	190,579,345

OTHER ASSETS
Other	1,142,388	-
Financing costs, net of amortization of $1,949,651 and $1,467,677, respectively	1,930,482	2,382,317
Total other assets	3,072,870	2,382,317

TOTAL ASSETS	$215,191,380	$222,369,701

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES Accounts payable Accounts payable, related parties Retainage payable, related party	$978,388 2,542,055 -	$1,351,156 4,297,990 697,770
Derivative financial instruments	75,125	-
Accrued expenses	2,624,916	5,727,245
Accrued expenses, related parties	2,913,206	-
Current maturities of notes payable	18,058,574	18,215,803
Total current liabilities	27,192,264	30,289,964

NOTES PAYABLE, less current maturities	135,868,087	130,897,350
Other	700,006	800,002
	136,568,093	131,697,352
COMMITMENTS

MEMBERS’ EQUITY
Members’ capital, 13,139 units issued & outstanding	76,474,111	76,474,111
Earnings (deficit)	(25,043,088)	(16,091,726)
	51,431,023	60,382,385

	$215,191,380	$222,369,701

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

Statements of Operations

	Year Ended September 30, 2010	Year Ended September 30, 2009

Revenues	$207,833,200	$99,986,005
Cost of Goods Sold
Cost of goods sold – non hedging	205,108,935	107,137,906
Realized & unrealized hedging (gains)	(2,036,833)	(4,966,567)
Cost of Goods Sold	203,072,102	102,171,339

Gross Margin	4,761,098	(2,185,334)

General and adminsistrative expenses	4,540,205	5,505,160
Operating income (loss)	220,893	(7,690,494)

Other income and (expense):
Pre-production realized and unrealized losses on derivative instruments	-	(656,973)
Grant	-	49,252
Interest income	46,473	107,553
Other income	130,032	633,560
Interest expense	(9,348,760)	(5,117,874)
	(9,172,255)	(4,984,482)

Net (loss)	$(8,951,362)	$(12,674,976)

Weighted average units outstanding	13,139	13,139

Net (loss) per unit – basic and diluted	$(681.28)	$(964.68)

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

Statements of Members’ Equity

	Members’ Capital	Earnings (Deficit) Accumulated	Total

Balance, September 30, 2008	$76,474,111	$(3,416,750)	$73,057,361
Net (loss)	---	(12,674,976)	(12,674,976)

Balance, September 30, 2009	76,474,111	(16,091,726)	60,382,385
Net (loss)	---	(8,951,362)	(8,951,362)

Balance, September 30, 2010	$76,474,111	$(25,043,088)	$51,431,023

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC

Statements of Cash Flows
	Year Ended September 30, 2010	Year Ended September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(8,951,362)	$(12,674,976)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation	19,157,086	9,562,968
Amortization	481,974	493,320
Forgiveness of IDED note	(100,000)	-
(Increase) decrease in current assets:
Accounts receivables	(9,164,776)	(14,227,894)
Inventories	(3,099,478)	(4,913,675)
Prepaid expenses and other	(94,082)	(396,170)
Derivative financial instruments	(349,226)	(263,688)
Due from broker	(151,748)	(2,108,267)
(Decrease) in other non-current liabilities	(99,996)	(99,998)
Increase (decrease) in current liabilities:
Accounts and retainage payable	(2,826,473)	4,295,247
Accrued expenses	3,400,904	3,402,943
Net cash (used in) operating activities	(1,797,177)	(16,930,190)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,376,317)	(34,298,208)
Increase in other long term assets	(1,142,388)	---
Increase in restricted cash	---	3,289,949
Net cash (used in) investing activities	(3,518,705)	(31,008,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(30,139)	(263,501)
Proceeds from notes payable, net of refinance	13,726,754	49,119,640
Payments on notes payable	(12,403,273)	(20,000)
Net cash provided by financing activities	1,293,342	48,836,139
Net increase (decrease) in cash and cash equivalents	(4,022,540)	897,690

CASH AND CASH EQUIVALENTS
Beginning	7,455,084	6,557,394
Ending	$3,432,544	$7,455,084

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Interest capitalized and included in notes payable and accruals	-	2,049,643
Payment on Bridge loan in exchange for Negotiable Subordinated Term Note	8,773,300	27,106,079
Accrued interest included in long term debt	3,590,027	-
Cash paid for interest	6,138,928	3,315,018

See Notes to Financial Statements.

Southwest Iowa Renewable Energy, LLC Notes to Audited Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2010
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

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “Customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.  Until August 18, 2009, ethanol sales were handled through a marketing agreement with Lansing (“Lansing”); with the conclusion of the Lansing agreement, ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2010, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

The Company is exposed to certain risks related to ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and sales of ethanol.

The Company is subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol co-products.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Forward corn purchase contracts initiated after September 28, 2010 are not exempt from the accounting and reporting requirements of derivative accounting as the Company sullied its forward contracts.   As such, we no longer apply the normal purchase and sale exemption under derivative accounting for forward purchases of corn.  As of September 30, 2010, we are committed to purchasing 2,109,000 million bushels of corn on a forward contract basis resulting in a total commitment of approximately $8,000,000.  These forward contracts had a fair value of approximately $690,000 at September 30, 2010.

In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company’s specific goal is to protect the Company from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  Accordingly, any realized or unrealized gain or loss related to these derivative instruments was recorded in the statement of operations as a component of non-operating income (expense) until the plant was operational.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the twelve months ended September 30, 2010 and 2009, the Company recorded a combined realized and unrealized gain of $2,036,803 and $4,966,567 as a component of cost of goods sold and a $0 and ($160,677) loss as a component of revenue.  During the development stage, the Company recorded a combined realized and unrealized loss of ($656,973) for the twelve months ended September 30, 2009 as a component of non-operating income.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 2: Summary of Significant Accounting Policies (Continued)

The derivative financial instruments asset (liability) of  $688,039 (related party) and ($75,125) at September 30, 2010 and $263,688 at September 30, 2009 consists of 1,950,000 and 1,525,000 bushels of corn, respectively, and there were no gallons of ethanol at September 30, 2010 and September 30, 2009.   Derivatives not designated as hedging instruments at September 30, 2010 and 2009 were as follows:

	Twelve Months Ended September 30, 2010	Twelve Months Ended September 30, 2009

Increase (decrease) in expenses due to derivatives related to corn costs:
Realized	$1,423,919	$(4,702,879)
Unrealized	(612,914)	(263,688)
Total effect on cost of goods sold	$(2,036,833)	$(4,966,567)

Total increase(decrease) to operating income due to derivative activities	$2,036,833	$4,805,890

Inventory

Inventory is stated at the lower of cost or market value using the average cost method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 Years

Process Equipment	10 Years

Office Equipment	3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future undiscounted cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2010.

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

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local authorities for the years before 2007.

Net (loss) per unit

(Loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments.  The Company believes it is not practical to estimate the fair value of debt.

Note 3:  Inventory

Inventory is comprised of the following at:

	September 30, 2010	September 30, 2009

Raw materials - corn	$3,796,261	$1,401,680
Supplies and chemicals	1,716,922	1,335,874
Work in process	1,484,157	1,033,185
Finished goods	1,015,813	1,142,936
Total	$8,013,153	$4,913,675

Note 4:                      Members’ Equity

The Company approved and issued 687 Series A and one Series B membership units at $6,000 per unit for proceeds totaling $4,128,000.  The offering was closed in November 2006 with the issuance of 7,313 Series A membership units, 3,333 Series B membership units and 1,000 Series C membership units for total proceeds of $69,876,000.  In May 2007, 25 Series A membership units were issued to a development group for its efforts to develop the project.  Additionally, in May 2007, 135 Series A membership units were issued to a related party for its organizational services.

At September 30, 2010 and September 30, 2009 outstanding member units were:

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

On March 7, 2008, the Company obtained a bridge loan in the maximum principal amount of $36,000,000 (the “Bridge Loan”) which has no outstanding balance as of September 30, 2010.  The Company entered into a Series C Unit Issuance Agreement (the “Series C Agreement”) with ICM, Inc. (“ICM”) in connection with ICM’s provision of a letter of credit (“LC”) to secure the Company’s repayment of the Bridge Loan.  Under the Series C Agreement, the Company agreed to pay ICM a fee for its issuance of the LC equal to 6% per annum of the undrawn face amount of the LC.  In the event that the LC or ICM makes any payment to Commerce Bank, N.A. (the “Bridge Lender”) that reduces amounts owed by the Company under the Bridge Loan (each, a “Bridge Loan Payment”), the Series C Agreement provided that the Company immediately reimburse ICM for the amount of such Bridge Loan Payment by issuing Class C Units to ICM.

As of December 31, 2009, the Company had a bridge loan in the principal amount of $8,650,500 (the “Bridge Loan”) from Commerce Bank, N.A. (the “Bridge Lender”), which matured on June 15, 2010.  In connection with the maturity of the Bridge Loan, we entered into a Loan Satisfaction Agreement (“Loan Satisfaction Agreement”) with the Bridge Lender and ICM, whereby ICM agreed to pay the Bridge Lender $8,773,300 in full satisfaction of all principal, accrued interest, and other fees and expenses under the Bridge Loan (the “Payoff Amount”).  Upon payment of the Payoff Amount, we issued a Negotiable Subordinated Term Loan Note to ICM (the “ICM Term Note”).  The ICM Term Note is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  The initial principal amount of the ICM Term Note is equal to approximately $9,970,000, which is comprised of the Payoff Amount plus $1,196,516, the amount due to ICM under Section 4(d) of the Series C Unit Issuance Agreement, dated March 7, 2008, by and between ICM and us (as amended from time to time, the “Series C Agreement”).  This amount represented a fee to ICM for providing credit support for the Bridge Loan.

Additionally, to induce ICM to agree to the ICM Term Note, the Company entered into an equity matters agreement with ICM (the “ICM Equity Agreement”), whereby ICM will (i) retain preemptive rights to purchase new securities in us and (ii) receive twenty-four percent (24%) of the proceeds received by us from a sale or issuance of membership interests or other equity interests or debt securities during such time as ICM holds Series C Units acquired upon exercise of the conversion rights granted under the ICM Term Note.  Further, upon execution of the ICM Equity Agreement, the Series C Agreement was terminated.

Bunge N.A. Holdings Inc. (“Holdings”) extended to the Company a Subordinated Term Note (the “Term Note”) in favor of Holdings effective August 26, 2009 in the amount of approximately $27,107,000 and a Subordinated Revolving Credit Note (the “Revolving Note”) in the amount of $2,000,000.  The Term Note was previously used to reduce the Bridge Loan in a corresponding amount.  Holdings, at its option, may convert the Term Note to Series U Units of the Company at a per unit price of $3,000 in satisfaction of any outstanding principal balance due to Holdings by the Company pursuant to the Term Note.

The Revolving Note is in the amount of $10,000,000 with the aggregate principal amount not to exceed $3,750,000 without Holdings consent.  As a result of issuance of the Term Note and Revolving Note, a prior agreement with Bunge whereby Bunge would receive Series E Units in connection with any payments made to reduce the Bridge Loan on behalf of the Company was terminated.

In connection with the ICM transaction as described above, the Company agreed to amend and restate the Term Note with Holdings, by issuing a Subordinated Term Loan Note to Holdings, to increase the principal amount of such note to $28,106,579 (representing outstanding principal plus accrued interest through the most recent interest payment date) and to amend Holding’s right to proceeds from a sale or issuance of membership interests or other equity interests or debt securities during such time as Holdings holds Series U Units (the “Holdings Term Note”).

The Holdings Term Note is convertible at the option of Holdings into Series U Units at a conversion price of $3,000 per unit.  Additionally, we amended that certain Bunge Agreement – Equity Matters Agreement with Holdings, dated August 26, 2009, by executing the First Amendment to Bunge Agreement -- Equity Matters (as amended, the “Bunge

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 4: Members’ Equity (continued)

Equity Agreement”) in order to maintain consistency of terms taking into account the amendments to the Holdings Term Note and ICM Loan Satisfaction Agreement.

Note 5:                      Revolving Loan/Credit Agreements

AgStar

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, 2009 the loan was segmented into an amortizing term facility of $101,000,000, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  On September 1, 2009, the Company elected to convert 50% of the term note into a fixed rate loan at the lender’s bonds rate plus 3.25%, with a 5% floor.  The portion of the term loan not fixed and the term revolving line of credit accrues interest equal to LIBOR plus 3.45%, with a 5% floor.  The Credit Agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 beginning on March 1, 2010, requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility agreement matures on March 31, 2011 and borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.  Two letters of credit are outstanding under this provision as of September 30, 2010, in favor of MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000 and in favor of the Iowa Department of Economic Development (IDED), in the amount of $300,000.

As of September 30, 2010 and September 30, 2009, the outstanding balance under the Credit Agreement was approximately $114,617,000 and $111,273,000, respectively.  In addition to all other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the September 30, 2010 fiscal year, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  There was no excess cash flow due at September 30, 2010.

The Term Note due to ICM is subordinated to the Credit Agreement.  Principal and interest may be paid only after payment in full of all amounts due under the Credit Agreement.  Extension of the Term Note, in the approximate principal amount of $9,969,816, resulted in reduction of the Bridge Loan principal and the ICM letter of credit fees in a corresponding amount.

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 6:                      Notes Payable

Notes payable consists of the following as of September  30, 2010 and September 30, 2009:

	September 30, 2010	September 30, 2009
$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	$28,333	$148,333

Bridge Loan bearing interest at LIBOR plus 1.50% with a floor of 3.00% through maturity on June 15, 2010.	-	8,585,496

Note payable to affiliate Holdings, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (8.16% at September 30, 2010); maturity on August 31, 2014.	29,220,130	27,106,079

Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (8.16% at September 30, 2010); maturity on August 31, 2014.	10,061,472	-

Term facility and term revolver payable to AgStar bearing interest at LIBOR plus 3.45% to 3.25%, with a 5.00% floor (5.00% at September 30, 2010); maturity on August 1, 2014.	95,366,726 10,000,000	101,000,000 7,273,245

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 3.65% with a 5.00% floor (5.00% at September 30, 2010), maturing March 31, 2011.	9,250,000	3,000,000

Revolving line of credit payable to affiliate Holdings matured on December 24, 2009.	-	2,000,000
Less current maturities	153,926,661 (18,058,574)	149,113,153 (18,215,803)
Total long term debt	$135,868,087	$130,897,350

(A) The IDED debt is comprised of two components under the Master Contract (the “Master Contract”) between the Company and the IDED.  The $100,000 loan is non interest-bearing and requires monthly payments of $1,667, which began in April 2007, with a final payment of $1,667 due March 2012; and a $100,000 forgivable loan.  Both notes under the Master Contract are collateralized by substantially all of the Company’s assets and subordinate to the Credit Agreement.  The $100,000 forgivable loan was forgiven upon IDED’s confirmation of the creation and retention of qualifying  jobs under the Master Contract during the year ended September 30, 2010.

Southwest Iowa Southwest Iowa Renewable Energy, LLC
Notes to Audited Financial Statements

Note 6: Notes Payable (continued)

Approximate aggregate maturities of notes payable as of September 30, 2010 are as follows:

Year Ended September 30,
2011	$ 18,059,000
2012	9,288,000
2013	9,734,000
2014	116,846,000
Total	$ 153,927,000

Note 7:  Fair Value Measurement

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining  fair value, the Company used various methods including market, income and cost approaches.  Based on these approaches, the Company often utilized certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observable inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.

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

Derivative financial statements.  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the CME market.  Ethanol contracts are reported at fair value utilizing Level 2 inputs from third-party pricing services.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.   For these contracts, the Company obtains fair value measurements from local grain terminal values.  The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CME market.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 7: Fair Value Measurement (continued)

	Total	Level 1		Level 2		Level 3
Derivative financial instruments
Corn forward contracts asset	$688,039	$	---		$688,039	$	---

Corn futures & exchange traded options liability	$(75,125)		$(75,125)	$	---	$	---
	$612,914		$(75,125)		$688,039	$	---

	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn futures & exchange traded options asset	$263,688	$263,688	$	---	$	---
	$263,688	$263,688	$	---	$	---

Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

Note 8:                       Related Party Transactions

Bunge

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Comapny, Bunge purchased the only Series B Units under an arrangement whereby we would (i) enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Operating Agreement, the Company may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change its status from one which is managed by managers, or change back to manager management in the event the status is changed to member management, (v) repurchase or redeem any Series B Units, (vi) take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of our Units or to a transferee which is a direct competitor of Bunge.

Under a Series E Unit Issuance Agreement dated March 7, 2008 (the “Series E Agreement”), if Bunge made a Bridge Loan payment, the Company was required to immediately issue Series E Units to Bunge based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any offering of Units after the date of the agreement but prior to the date of any Bridge Loan payment made by Bunge.  The Series E Agreement was terminated effective July 17, 2009.  As of September 30, 2010, accrued interest due Bunge under the Series E Agreement related to the Bridge Loan totals approximately $2,380,000.

Holdings agreed to extend the Company a Subordinated Term Note, dated August 26, 2009 (the “Original Holdings Note”), due on August 31, 2014, repayment of which is subordinated to the Credit Agreement.  On June 23, 2010, the Company amended and restated the Original Holdings Note by issuing the Holdings Note to Holdings, which increased the principal amount of such note to $28,107,000 (representing outstanding principal plus accrued interest through the most recent interest payment date) and amended Holding’s right to proceeds from the sale or issuance of equity or debt securities during such time as Holdings holds Series U Units.  The Holdings Note is convertible into Series U Units, at the option of

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 8: Related Party Transactions (continued)

Holdings, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  As of September 30, 2010, approximately $29,220,000 was outstanding under the Holdings Note and approximately $404,00 of accrued interest is due Holdings.  During Fiscal 2010, we paid $2,000,000 principal and $33,153 interest on the Holdings Note.  No payments were made during Fiscal 2009.

On June 23, 2010, we also executed the Holdings Equity Agreement, under which Holdings (i) has preemptive rights to purchase new securities in us and (ii) receive 76% of the proceeds received by us from the issuance of equity or debt securities.

We entered into the Holdings Revolving Note dated August 26, 2009 with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, we may make payments on the Holdings Revolving Note so long as we are in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of September 30, 2010, no balance was outstanding under the Holdings Revolving Note.

We entered into the DG Agreement under which Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DDGS produced.  The DG Agreement commenced on February 1, 2009 and continues for ten years, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  We are required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  Either party may terminate the agreement as provided in the DG Agreement.   We have incurred $977,658 and $467,092 of marketing expenses during Fiscal 2010 and 2009, respectively.

In October, 2006, the Company entered into an agreement with a company in which Bunge holds a membership interest, AGRI-Bunge, LLC (“AB”), to procure all grain required for the Company’s ethanol plant.  The Agreement with AB has a term of ten years and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  We pay an annual minimum fee of $675,000 under the agreement.  Expenses for Fiscal 2010 and 2009 were $1,209,887 and $607,565; $4,677 of this amount is included in accrued expenses at September 30, 2010.  As of September 30, 2010, the Company has several corn cash contracts with AB, amounting to approximately 1,804,000 bushels, for a commitment of $7,481,985 and several basis contracts representing approximately 305,000 bushels of corn.  The contracts mature on various dates through July, 2011.  Effective November 17, 2010, AB exercised a contractual right of assignment under the Supply  and Agency Agreements.  As a result, Bunge is now the successor party to AB for each of these agreements with us.

On January 30, 2008, the Company and Bunge entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge agreed to provide engineering support to the project, provide reports to AgStar and assist the Company with requests by the lender’s agent.  The Company paid, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The terms of the Support Services Agreement expired on December 31, 2008; however the agreement was continued on a month to month basis.  The Company has not incurred any expenses for the year ended September 30, 2010.  Expenses for the years ended September 30, 2009 were $38,924, respectively.

In December, 2008, we and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), we leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for Fiscal 2010 and 2009 were $799,964 and $603,474 under the Lease Agreement.  In connection with the Lease Agreement, we entered into a grain purchase agreement, under which we agreed to purchase the grain inventory at the grain elevator and the grain inventory located in our on-site storage Facility.  The Company purchased approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000 during the year ended September 30, 2009.

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 8: Related Party Transactions (continued)

The initial term of the agreement which commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  We have incurred expenses under the Ethanol Agreement of $773,060 and $63,186 during Fiscal 2010 and Fiscal 2009.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide us with assistance in managing our commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for Fiscal 2010 and 2009 were $300,000 and $225,000, respectively.

In June, 2007, we entered into an operating lease agreement with Bunge for the lease of 320 ethanol tank cars and 300 distillers grain cars.  The  lease  began in January 2009, continues  for  a  term  of  ten  years,  and  terminates  upon  the termination  of the final car lease.  On June 26, 2009, we executed the Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, we lease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases.  The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the 2007 Railcar Sublease Agreement (the “Railcar Sublease Agreement”) between the us and Bunge.  The Railcar Agreement provides that we are a lessee rather than a sublessee as under the Railcar Sublease Agreement and that Bunge is the lessor rather than the lessee as under the Railcar Sublease Agreement.  Expenses for Fiscal 2010 and Fiscal 2009 were $4,855,683 and  $3,655,498.

In March, 2009, we entered into an agreement with Bunge to provide an interim President / CEO.  The agreement provided for reimbursement in the annual amount of $150,000 plus monthly expenses.  There were no expenses incurred for the year ended September 30, 2010.  Expenses for Fiscal 2009 were $85,139.  We hired a new General Manager effective September 8, 2009 thus terminating this agreement with Bunge effective September 8, 2009.

ICM

On November 1, 2006, in consideration of its agreement to invest $6,000,000 in us, ICM became our sole Series C Member.  As part of ICM’s agreement to invest in our Series C Units, the Operating Agreement provides that we will not, without ICM’s approval (i) issue additional Series C Units, (ii) create any additional Series of Units with rights senior to the Series C Units, (iii) modify the Operating Agreement to adversely impact the rights of Series C Unit holders, or (iv) repurchase or redeem any Series C Units.  Additionally, ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member.

On March 7, 2008, we entered into a Series C Unit Issuance Agreement with ICM, which we subsequently amended, in order to provide ICM with the option to convert any amount due under a debt obligation which ICM is required to pay into subordinated debt, on the same terms and conditions as the ICM Note.  The Series C Issuance Agreement has since been terminated.

On September 25, 2006, we entered into the ICM Contract for a lump-sum contract price of $118,000,000.  As of September 30, 2010 and 2009, we incurred approximately$147,656,016 and $147,608,000 of construction costs, respectively, under the ICM Contract.  We had no retainage payable as of September 30, 2010 under the ICM Contract.

On June 23, 2010, we entered into the Loan Satisfaction Agreement with a prior lender and ICM under which ICM paid a prior debt obligation of $8,773,300.  In connection with that agreement, we issued the ICM Note in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of September 30, 2010, there was approximately $10,061,000 outstanding under the ICM Note and approximately $139,000 of accrued interest due to ICM.

Additionally, to induce ICM to agree to the ICM Note, we entered into the ICM Equity Agreement on June 17, 2010, whereby ICM (i) retains preemptive rights to purchase new securities in us and (ii) receives 24% of the proceeds received by us from a sale or issuance of equity or debt securities.

Southwest Iowa Southwest Iowa Renewable Energy, LLC

Notes to Audited Financial Statements

Note 8:     Related Party Transactions (continued)

On July 13, 2010, we entered into a Joint Defense Agreement (the “Joint Defense Agreement”) with ICM, which contemplates that we may purchase from ICM one or more Tricanter centrifuges (the “Centrifuges”).  Because such equipment has been the subject of certain legal actions regarding potential patent infringement, the Joint Defense Agreement provides as follows: (i) that the parties may, but are not obligated to, share information and materials that are relevant to the common prosecution and/or defense of any such patent litigation regarding the Centrifuges (the “Joint Defense Materials”), (ii) that any such shared Joint Defense Materials will be and remain confidential, privileged and protected (unless such Joint Defense Materials cease to be privileged, protected or confidential through no violation of the Joint Defense Agreement), (iii) upon receipt of a request or demand for disclosure of Joint Defense Material to a third party, the party receiving such request or demand will consult with the party that provided the Joint Defense Materials and if the party that supplied the Joint Defense Materials does not consent to such disclosure then the other party will seek to protect any disclosure of such materials, (iv) that neither party will disclose Joint Defense Materials to a third party without a court order or the consent of the party who initially supplied the Joint Defense Materials, (v) that access to Joint Defense Materials will be restricted to each party’s outside attorneys, in-house counsel, and retained consultants, (vi) that Joint Defense Materials will be stored in secured areas and will be used only to assist in prosecution and defense of the patent litigation and (vii) if there is a dispute between us and ICM, then each party waives its right to claim that the other party’s legal counsel should be disqualified by reason of this the Joint Defense Agreement or receipt of Joint Defense Materials.  The Joint Defense Agreement will terminate the earlier to occur of (i) upon final resolution of all patent litigation and (ii) a party providing ten (10) days advance written notice to the other party of its intent to withdraw from the Joint Defense Agreement.  No payments have been made by either party under the Joint Defense Agreement.

On August 25, 2010, we entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM is selling us a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM will install the equipment at our ethanol plant in Council Bluffs, Iowa.  Once installed, the Tricanter Equipment will separate corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Depending on our end users, the corn oil can be marketed as either a feed additive or a biodiesel feedstock. Because of the process we will be utilizing, the corn oil is not viable as a food grade commodity without further processing. In the Agreement, ICM has agreed to indemnify and hold us harmless from all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses (including reasonable attorneys’ fees) arising out of the infringement of adversely owned patents, copyrights or any other intellectual property rights in connection with our purchase and/or use of the Tricanter Equipment.  As of September 30, 2010, no payments have been made by either party under the Tricanter Agreement, except for a deposit which has been placed on the Tricanter Equipment and is included in other long term assets.

Note 9:	Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses for the year ended September 30, 2010 and 2009 were $11,089,373 and $3,102,363, respectively.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas required by the Company, up to 900 Dth per day. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the year ended September 30, 2010 and 2009 were $32,089 and $60,176.

The Company has purchased 68,601 and 71,419 kilowatts of electricity for the years ended September 30, 2010 and 2009, respectively, from an unrelated party, MidAmerica Energy Company (“MidAm”) under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  Under the Electric Contract, the Company is allowed to install a standby generator, which would operate in the event MidAm is unable to provide us with electricity.

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

In January, 2007, the Company entered into an agreement with an unrelated party, Iowa Interstate Railroad, LTD, to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement commenced on December 1, 2007 and continues for five years and will automatically renew for additional one year periods unless cancelled by either party.  The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the year ended September 30, 2010 and 2009 were approximately$735,884 and $855,737, of which approximately $15,508 was included in accounts payable.

In August, 2008, the Company entered into an agreement with an unrelated party which establishes terms governing the Company’s purchase of natural gas.  The agreement commenced in August, 2008 and has a term of two years.  The agreement was renewed in the spring of 2010 for an additional one year period.  The Company has incurred expenses of $3,135,678 and $4,318,072, for the year ended September 30, 2010 and 2009.

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2017.  The future minimum lease payments required under these leases are approximately $5,963,912 in 2011, $5,178,902 in 2012, $5,535,193 in 2013, $5,398,689 in 2014, $5,398,107 in 2015 and $18,041,354 thereafter.  Rent expense related to operating leases for the years ended September 30, 2010 and 2009 was $5,937,612 and $4,700,000, respectively.

Note 10:	Major Customers

The Company had an agreement with an unrelated entity and major customer for marketing, selling, and distributing all of the ethanol produced by the Company.   This agreement was terminated effective August 19, 2009.  The Company expensed $108,181 in marketing fees for the year ended September 30, 2009.  Revenues with this customer were $65,877,348 for the year ended September 30, 2009.  There were no trade accounts receivable due from this customer at September 30, 2009.

The Company had an agreement with a related entity and major customer for marketing, selling, and distributing all of the ethanol, and distillers grains with solubles produced by the Company.   The marketing agreement had an effective date of August 20, 2009.  The Company has expensed $773,060 and $76,411 in marketing fees for the years ended September 30, 2010 and 2009.  Revenues with this customer were $207,833,200 and $34,269,334 for the years ended September 30, 2010 and 2009 respectively.  Trade accounts receivable due from this customer were $23,392,670 and $12,396,172 at September 30, 2010 and 2009.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A.	Controls and Procedures.

Our management, including our President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with our Controller (our principal financial officer), Karen L. Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2010.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).

 Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated any changes in our internal control over financial reporting that occurred as of September 30, 2010 and there has been no change that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm pursuant to the exemption under Section 989G of  the Dodd-Frank Act of 2010.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The Directors and/or officers listed below under “Independent Directors & Officers” meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  Contrariwise, those Directors listed below under “Interested Directors” do not meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market.  None of the Directors listed below have served on the board of directors of any other company having a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, nor have any of our Directors served as directors of an investment company registered under the Investment Company Act of 1940.  Under the Company’s Operating Agreement, the independent Directors’ terms are staggered such that one Director will be up for election every year.

Director Qualifications

The table below discusses the experiences, qualifications and skills of each of our Directors which led to the conclusion that they should serve as such.  Our Series A directors are nominated by the Board of Directors, following consideration by the Board’ Nominating Committee, and then elected by our Series A members.  The two Series B Board members and the Series C Board member are appointed by Bunge and ICM, respectively, under the terms of our Operating Agreement.

Director	Experiences, Qualifications and Skills

Series A Directors	Elected by Series A Unit Holders
Ted Bauer
Mr. Bauer’s background as a farmer and agribusinessman, as well as his past service on a number of civic and corporate boards, including the Iowa Quality Producers Alliance, an organization devoted to value-added agriculture and rural economic development, are important factors qualifying Mr. Bauer as one of the Board’s Series A independent directors.

Michael K. Guttau
Mr. Guttau was recruited to serve as an independent Series A Board member and as the Audit Committee Financial expert given his background and experience as a banking executive and board member of a number of banking and civic organizations.  Mr. Guttau’s experience includes more than 30 years as a rural banker, providing a long-term view of agriculture and ag-related businesses.

Hubert M. Houser
Senator Hauser brings to the Board more than 30 years of experience as a member of the Iowa legislature and the county board in which SIRE is located.  During his career, Senator Hauser has developed a reputation as a leader in rural economic development.  He provides significant assistance to the Board in the Company’s interaction with all levels of local and state government and also provides a long-term view of the further development of SIRE’s site and business.

Karol D. King
Mr. King, the Board’s Chairman and an independent Director elected by Series A members, has a long career as a farmer and owner of a number of ag-related business.  In addition, Mr. King has held leadership positions in numerous local and national ag producer groups, in particular the Iowa and national corn growers associations.  In these capacities he has participated in the development of the ethanol industry.

Series B Directors	Appointed by Bunge
Eric L. Hakmiller
Mr. Hakmiller is Vice-President and General Manager of Bunge Biofuels.  Bunge Biofuels is involved in sourcing and supplying corn, selling DDGS in both domestic and export markets, selling biodiesel and marketing and trading ethanol.  Bunge Biofuels also manages the risk of these volatile commodities to decrease market risk both for its own account and its marketing partners.  Mr. Hakmiller brings this broader market view to his service as a SIRE Board member.

Tom J. Schmitt
With more than 32 years of agribusiness experience with Bunge, and in his capacity as Manager of Western Region, Bunge North America Oilseed Processing, Mr. Schmitt brings extensive experience to the Board in oversight of agribusiness facilities.  Mr. Schmitt's current responsibilities include management of the Bunge soy bean crush facility in Council Bluff's, located near SIRE's plant.  This Bunge facility has an annual crush capacity of approximately 77 million bushels and is the largest soy bean crush facility in the United States.

Series C Directors	Appointed by ICM
Greg Krissek
In his capacity as Director of Government Affairs for ICM, Mr. Krissek is intensely involved in public biofuels issues at the local, state and national level.  In addition to bringing this insight to the Board, in addition to service on the Company’s Board, Mr. Krissek serves on the boards of six private ethanol companies and brings a broad view of ethanol plant operations to the Company.

Independent Directors & Officers

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years

Karol D. King, 63	Series A Director and Chairman	Term expires 2013, Director since November, 2006
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

Ted Bauer, 58	Series A Director, President, Secretary and Treasurer	Term expires 2012, Director since March 2005; Officer since November 2006
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

Hubert M. Houser, 68	Series A Director	Term expires 2012, Director since 2005
Lifetime owner of farm and cow-calf operation located near Carson, Iowa.  Mr. Houser has served in the Iowa Legislature since 1993, first in the House of Representatives and currently in the Senate.  Mr. Houser also served on the Pottawattamie County Board of Supervisors from 1979 to 1992, director of the

Riverbend Industrial Park, and was a founder of the Iowa Western Development Association and Golden Hills RC&D.
Michael K. Guttau, 64	Series A Director	Term expires 2011, Director since 2007
Council of Federal Home Loan Banks, Washington, D.C.; Chairman from 2008 to 2009, Vice Chairman from 2004 to 2007, Chairman of Audit Committee from 2004 to 2006  and Chairman of Risk Management Committee (2007), Federal Home Loan Bank of Des Moines; since 1972, various positions with Treynor State Bank, currently CEO and Chairman of the Board; Superintendent of Banking, Iowa Division of Banking, from 1995 to 1999; Director, Iowa Bankers Association, Iowa Bankers Mortgage Corporation, Iowa Student Loan Liquidity Corp., Iowa Business Development Finance Corp. and Iowa See Capital Liquidation Corp.; President, Southwest Iowa Bank Administration Institute; Past Chairman, ABA Community Bankers from 1991 to 1992.  Mr. Guttau received his B.S., Farm Operation, from Iowa State University in 1969 and completed numerous U.S. Army education programs from 1969 to 1978.  Mr. Guttau is the 2010 recipient of the James Leach Bank Leadership Award.

Interested Directors

Name and Age	Position(s) Held with the Company	Term of Office† and Length of Time Served	Principal Occupation(s) During Past 5 Years

Tom J. Schmitt, 60†‡	Series B Director and Vice Chairman	Since July 17, 2009
Manager, Western Region, Bunge North America Oilseed Processing.  Mr. Schmitt has worked with Bunge over thirty-two years.  Mr. Schmitt received a Bachelor’s degree in business administration from St. Ambrose University.

Eric L. Hakmiller, 48†‡	Series B Director	Since July 17, 2009
Vice-President and General Manager, Bunge Biofuels, Bunge North America.  Mr. Hakmiller received a Bachelor’s degree in economics from the University of Maine and a graduate degree from Loyola Marymount University.

Greg Krissek, 48†‡	Series C Director	Since November 1, 2006
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

Executive Officers

Name and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation(s) During Past 5 Years
Brian T. Cahill, 57	President and Chief Operating Officer	Since September, 2009
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

Karen L. Kroymann, 49	Controller	Since June, 2009
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

Audit Committee

The Board has a standing Audit Committee which makes recommendations to the Board regarding the engagement of the independent registered public accounting firm for audit and non-audit services; evaluates the independence of the auditors and reviews with the independent auditors the fee, scope and timing of audit and non-audit services.  The Audit Committee presently consists of Michael Guttau (Chair), Karol D. King and Ted Bauer.   Each member of the Audit Committee is considered “independent” under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  Mr. Guttau is the financial expert who is required to serve on the audit committee under SEC rules and is considered an “independent” financial expert under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).    The Audit Committee held five meetings in Fiscal Year 2010.

Item 11.	Executive Compensation.

Governance / Compensation Committee

The Governance / Compensation Committee (the “Governance Committee”) operates under a written charter, which the Governance Committee approved on February 15, 2007, and which was adopted by the Board of Directors on February 16, 2007 (the “Governance Charter”).  The Governance Charter is available on the Company’s website.  The Governance Charter provides that the Governance Committee will annually review and approve the Company’s compensation program for its Directors, officers and managers.  The Governance Charter does not exclude from the Governance Committee’s membership Directors who also serve as officers of the Board or Interested Directors.  Presently, the Governance Committee’s membership consists of Messrs. Schmitt (Chair), Bauer, and King.  Accordingly, Messrs. Bauer and King did participate in recommending to the Board the Compensation Policy.  The Governance Charter does provide that the Governance Committee may form and delegate its responsibilities to subcommittees, and the Governance Charter does not contemplate (nor does it prohibit) the use of compensation consultants to assist the Governance Committee in its determination of Director, officer and managers’ compensation.

Compensation of Executive Officers

The Company does not currently provide any Unit options, Unit appreciation rights, non-equity incentive plans, non-qualified deferred compensation or pension benefits to its executive officers.  The Governance Committee is responsible for designing, reviewing and overseeing the administration of the Company’s executive compensation program.  Pursuant to the Governance Charter, the Governance Committee approved the compensation terms for  Mr. Cahill and Ms. Kroymann.

Summary Compensation Table

The following table provides all compensation paid to our executive officers in fiscal years 2010 and 2009.  None of our officers received any stock or option awards, non-equity incentive plan compensation, or nonqualified deferred compensation in fiscal years 2009 and 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Brian T. Cahill, President and CEO	2010	$184,662	$15,000					$2,000(1)	$201,662
	2009	$6,428(3)						$15,000(2)	$21,428

Karen L. Kroymann, Controller	2010	$93,182	$10,000						$103,182
	2009	$21,538(4)							$21,538

(1)           This amount reflects the Company’s cost to provide a vehicle for Mr. Cahill’s use.
(2)           This amount is a signing bonus for the officer.
(3)           Mr. Cahill’s annual base salary was $180,000 in 2009.
(4)           Ms. Kroyman’s annual base salary was $80,000 in 2009.

Compensation of Directors

The Company does not provide its Directors with any equity or equity option awards, nor any non-equity incentive payments or deferred compensation.  The Company intends to include an equity feature in its CEO compensation arrangements.  It is anticipated that an equity incentive compensation plan incorporating these items will be adopted in 2010.  Similarly, the Company does not provide its Directors with any other perquisites, “gross-ups,” defined contribution plans, consulting fees, life insurance premium payments or otherwise. Following recommendation by the Company’s Corporate Governance / Compensation Committee and subsequent approval by the Board on March 16, 2007, the Company pays its Directors the following amounts (collectively, the “Compensation Policy”): (i) each Director receives an annual retainer of $12,000, (ii) each Director receives $1,000 per Board meeting attended (whether in person or telephonic), and (iii) once our plant is operational, each Director will receive $3,000 per Board meeting attended (whether in person or telephonic), provided that the foregoing amounts in (i) – (iii) shall not exceed $24,000 per Director in any calendar year.  Additionally, the following amounts are paid to Directors for specified services: (i) the Chairman of the Board is paid $7,500 per year, (ii) the Chairman of the Audit Committee and Audit Committee Financial Expert is paid $5,000 per year, (iii) the Chairmen of all other Committees are paid $2,500 per year, and (iv) the Secretary of the Board is paid $2,500 per year.

Independent Directors

The following table lists the compensation the Company paid in Fiscal Year 2010 to its Directors who are considered “independent” under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system) (the “Independent Directors”).

Name	Fees Earned or Paid in Cash	All Other Compensation	Equity or Non- Equity incentives	Total

Ted Bauer	$26,500	$0	$0	$26,500
Hubert M. Houser	$26,500	$0	$0	$26,500
Karol D. King	$31,500	$0	$0	$31,500
Michael K. Guttau	$29,000	$0	$0	$29,000

Interested Directors

The following table lists the compensation the Company paid in Fiscal Year 2010 to its Directors who are not considered “independent” under standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system) (the “Interested Directors”).

Name	Fees Earned or Paid in Cash	All Other Compensation	Equity or Non- Equity incentives	Total

Eric L. Hakmiller†	$26,500	$0	$0	$26,500
Tom J. Schmitt†	$26,500	$0	$0	$26,500
Greg Krissek	$24,000	$0	$0	$23,000

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

As of September 30, 2010, there were 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.  The following table sets forth certain information as of September 30, 2009, with respect to the Unit ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) who beneficially own more than 5% of any Series of Units, (ii) each Director of the Company, and (iii) all Officers and Directors of the Company, nine in number, as a group.  The address of those in the following table is 10868 189th Street, Council Bluffs, Iowa 51503.  Mr. Cahill and Ms. Kroymann serve in the capacity of executive officers.  Except as noted below, the persons listed below possess sole voting and investment power over their respective Units.  The following does not reflect any Units which may be issued to Bunge and ICM, respectively, under the terms of the unit issuance agreements.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Series A	Ted Bauer	36 Units1	0.41%
Series A	Hubert M. Houser	39 Units2	0.44%
Series A	Karol D. King	29 Units3	0.33%
Series A	Michael K. Guttau	12 Units4	0.14%
--	Brian T. Cahill	-0-	--
--	Karen L. Kroymann	-0-	--
--	Eric L. Hakmiller	-0-	--
--	Tom J. Schmitt	-0-	--
--	Greg Krissek	-0-	--
Series B	Bunge North America, Inc.	3334 Units	100%
Series C	ICM, Inc.	1000 Units	100%

Series A	All Officers and Directors as a Group	116 Units	1.92%

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

Relationships and Related Party Transactions

Bunge

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in us, Bunge purchased the only Series B Units under an arrangement whereby we would (i) enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Operating Agreement, we may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change the our status from one which is managed by managers, or change back to manager management in the event the status is changed to member management, (v) repurchase or redeem any Series B Units, (vi) take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of our Units or to a transferee which is a direct competitor of Bunge.

Under a Series E Unit Issuance Agreement dated March 7, 2008 (the “Series E Agreement”), if Bunge made a Bridge Loan payment, we were required to immediately issue Series E Units to Bunge based on a Unit price that is equal to the lesser of $3,000 or one half (1/2) of the lowest purchase price paid by any party for a Unit who acquired (or who has entered into any agreement, instrument or document to acquire) such Unit as part of any offering of Units after the date of the agreement but prior to the date of any Bridge Loan payment made by Bunge.  The Series E Agreement was terminated effective July 17, 2009.

Holdings agreed to extend us a Subordinated Term Note, dated August 26, 2009 (the “Original Holdings Note”), due on August 31, 2014, repayment of which is subordinated to the Credit Agreement.  On June 23, 2010, we amended and restated the Original Holdings Note by issuing the Holdings Note to Holdings, which increased the principal amount of such note to $28,106,578.97 (representing outstanding principal plus accrued interest through the most recent interest payment date) and amended Holding’s right to proceeds from the sale or issuance of equity or debt securities during such time as Holdings holds Series U Units.  The Holdings Note is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  As of September 1, 2010, approximately $29,220,130 was outstanding under the Holdings Note.  The greatest amount outstanding during the last three fiscal years under the Original Holdings Notes and the Holdings Note was $29,220,130, on September 1, 2010.  During Fiscal 2009, we paid $0 principal and $0 interest on the Holdings Note, and during the 2010 fiscal year, we paid $2,000,000 principal and $33,153 interest on the Holdings Note.

On June 23, 2010, we also executed the Holdings Equity Agreement, under which Holdings (i) has preemptive rights to purchase new securities in us and (ii) will receive 76% of the proceeds received by us from the issuance of equity or debt securities.

We entered into the Holdings Revolving Note dated August 26, 2009 with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, we may make payments on the Holdings Revolving Note so long as we are in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of September 1, 2010, $0 was outstanding under the Holdings Revolving Note.  The greatest amount outstanding during the last three fiscal years under the Holdings Revolving Note is $2,000,000, and through September 30, 2010 the outstanding balance was $0.  During our Fiscal 2009, we paid $0 principal and $0 interest on the Holdings Revolving Note, and during the 2010 fiscal year, we paid $2,000,000 and principal and $33,152.78 interest on the Holdings Revolving Note.

We entered into a Distillers Grain Purchase Agreement dated October 13, 2006 (“DG Agreement”) with Bunge, under which Bunge pays a sales price less transportation costs, rail lease charge and a fixed rate marketing fee for the DDGS we produce.  The DG Agreement continues until February 2019, when it will automatically renew for successive three-year terms unless a 180-day written notice is given of either party’s election not to renew before the expiration of the initial term or the then-current renewal term.  We are required to pay a minimum annual marketing fee of $150,000.  Beginning on February 1, 2012, the annual minimum amount and the purchase price may be adjusted.  We incurred $977,658 and $467,092 of marketing expenses during Fiscal 2010 and 2009 under the DG Agreement.

On December 15, 2008, we entered into a Supply Agreement (the “Supply Agreement”) with AB to procure all the grain we require.  The agreement continues until 2016 and automatically renews for successive three-year terms unless a 180-day written notice is given by either party.  We pay AB a per-bushel fee for corn procured by AB, subject to an annual minimum fee of $675,000, which adjusts according to specified indexes after three years.  Expenses under this agreement for Fiscal 2010 and $1,209,887 were $607,565; $4,677 of this amount is included in accrued expenses at September 30, 2010.  Effective November 17, 2010, AB exercised a contractual right of assignment under the Supply and Agency Agreements.  As a result, Bunge is now the successor party to AB for each of these agreements with us.

On January 30, 2008, we entered into a Support Services Agreement (the “Support Services Agreement”), under which Bunge provides us with engineering support, provides reports to the Agent and assists us with requests by the Agent.  We pay, in addition to Bunge’s out of pocket expenses, an hourly fee of $95 for such services.  The term of the Support Services Agreement expired on December 31, 2008, but is being continued on a month to month basis.  Expenses for the years ended September 30, 2010 and 2009 were $0 and $38,924, respectively, under the Support Services Agreement.

On December 15, 2009, we entered into a Lease Agreement (the “Lease Agreement”) with Bunge, under which we lease from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for Fiscal 2010 and 2009 were $799,964 and $603,474 under the Lease Agreement.  In connection with the Lease Agreement, we entered into a grain purchase agreement, under which we purchased the grain inventory at the grain elevator and the grain inventory located in our on-site storage Facility, consisting of approximately 1,900,000 bushels of corn at an approximate market value of $6,000,000.

On December 15, 2008, we entered into the Ethanol Agreement with Bunge (the “Ethanol Agreement”), under which we sell Bunge all of the ethanol we produce, and Bunge purchases the same, up to the Facility’s nameplate capacity of 110,000,000 gallons a year.  We pay Bunge a per-gallon fee for ethanol sold, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement continues until August 2012 and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  We incurred expenses of $773,060 and $63,186 during Fiscal 2010 and 2009 under the Ethanol Agreement.

On December 15, 2008, we entered into a Risk Management Services Agreement with Bunge (the “Risk Management Agreement”), under which Bunge provides us with assistance in managing our commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses for Fiscal 2010 and 2009 were$300,000 and $225,000 under this agreement.

On June 25, 2007, we entered the Railcar Sublease Agreement with Bunge for the lease of 320 ethanol tank cars and 300 Distillers Grain cars. The lease commenced in January 2009, continues for a term of ten years, and terminates upon the termination of the final car lease. On June 26, 2009, we executed the Restated Agreement for the sublease of 325 ethanol cars and 300 hopper cars. Under the Railcar Agreement, we sublease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar subleases. The Railcar Agreement reflects changes as a result of Bunge’s purchase and sale/leaseback of railcars from a new railcar equipment lessor other than contemplated in the Railcar Agreement. Expenses for Fiscal 2010 and 2009 were $855,683 and $3,655,498 under the Railcar Agreement.

In March, 2009, we entered into an agreement with Bunge under which Bunge provided an interim President / CEO.  The agreement provided for reimbursement in the annual amount of $150,000 plus monthly expenses.  Expenses for Fiscal 2010 and 2009 were $0 and $85,139, $29,039 were included in accrued expenses for Fiscal 2009 under this agreement, and there were no expenses incurred for the year ended September 30, 2009.  We hired a new General Manager effective September 8, 2009 thus terminating this agreement with Bunge, effective September 8, 2009.

We have agreed to enter into a Corn Oil Agency Agreement with Bunge (the “Corn Oil Agency Agreement”), pursuant to which Bunge will market corn oil extracted at our facility, so long as our corn oil meets the mutually agreed production standards.  The Corn Oil Agency Agreement will commence on the date the Tricanter Equipment (as defined below) begins producing commercial viable quantities of corn oil and continues for three years thereafter.  The Corn Oil Agency Agreement will automatically renew for subsequent three year period, unless either party provides at least 180 days written notice of non-renewal prior to expiration of the then-current term.  Under the Corn Oil Agency Agreement, Bunge has the option of buying corn oil from us for it’s own account, including for resale to third parties.  In the event Bunge purchases corn oil from us for its own account, Bunge will pay the fair market value of the corn oil, as determined by us and Bunge.  For its efforts in marketing our corn oil, we will pay Bunge a marketing fee based on the amount of corn oil sold; provided, however, that at such times as the amount outstanding under the Holdings Revolving Note equals or exceeds a certain threshold.  As of September 30, 2010, we have not executed the Corn Oil Agency Agreement nor have we paid any fees to Bunge under it.

ICM

On November 1, 2006, in consideration of its agreement to invest $6,000,000 in us, ICM became our sole Series C Member.  As part of ICM’s agreement to invest in our Series C Units, the Operating Agreement provides that we will not, without ICM’s approval (i) issue additional Series C Units, (ii) create any additional Series of Units with rights senior to the Series C Units, (iii) modify the Operating Agreement to adversely impact the rights of Series C Unit holders, or (iv) repurchase or redeem any Series C Units.  Additionally, ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member.  Greg Krissek is the current Series C Director elected by ICM.

On March 7, 2008, we entered into a Series C Unit Issuance Agreement with ICM, which we subsequently amended, in order to provide ICM with the option to convert any amount due under a debt obligation which ICM is required to pay into subordinated debt, on the same terms and conditions as the ICM Note.  The Series C Issuance Agreement has since been terminated.

On September 25, 2006, we entered into the ICM Contract for a lump-sum contract price of $118,000,000.  As of September 30, 2009 and 2008, we incurred approximately $147,656,016 and $134,025,000 of construction costs, respectively, under the ICM Contract.  We had $697,770 of retainage payable as of September 30, 2009 under the ICM Contract.  We had no retainage payable as of September 30, 2010 under the ICM Contract.

On June 23, 2010, we entered into the Loan Satisfaction Agreement with a prior lender and ICM under which ICM paid a prior debt obligation of $8,773,299.75.  In connection with that agreement, we issued the ICM Note in the amount of $9,969,816, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of September 30, 2010, there was approximately $10,061,422 outstanding under the ICM Note.  The greatest amount outstanding during the last three fiscal years under the ICM Note is $10,061,422, on September 1, 2010.  During Fiscal 2009, we paid $0 and principal and $0 interest on the ICM Note, and during the interim period for our 2010 fiscal year, we paid $0 and principal and $0 interest on the ICM Note.

Additionally, to induce ICM to agree to the ICM Note, we entered into the ICM Equity Agreement on June 17, 2010, whereby ICM (i) retains preemptive rights to purchase new securities in us and (ii) receive 24% of the proceeds received by us from a sale or issuance of equity or debt securities.

On July 13, 2010, we entered into a Joint Defense Agreement (the “Joint Defense Agreement”) with ICM, which contemplates that we may purchase from ICM one or more Tricanter centrifuges (the “Centrifuges”).  Because such equipment has been the subject of certain legal actions regarding potential patent infringement, the Joint Defense Agreement provides as follows: (i) that the parties may, but are not obligated to, share information and materials that are relevant to the common prosecution and/or defense of any such patent litigation regarding the Centrifuges (the “Joint Defense Materials”), (ii) that any such shared Joint Defense Materials will be and remain confidential, privileged and protected (unless such Joint Defense Materials cease to be privileged, protected or confidential through no violation of the Joint Defense Agreement), (iii) upon receipt of a request or demand for disclosure of Joint Defense Material to a third party, the party receiving such request or demand will consult with the party that provided the Joint Defense Materials and if the party that supplied the Joint Defense Materials does not consent to such disclosure then the other party will seek to protect any disclosure of such materials, (iv) that neither party will disclose Joint Defense Materials to a third party without a court order or the consent of the party who initially supplied the Joint Defense Materials, (v) that access to Joint Defense Materials will be restricted to each party’s outside attorneys, in-house counsel, and retained consultants, (vi) that Joint Defense Materials will be stored in secured areas and will be used only to assist in prosecution and defense of the patent litigation and (vii) if there is a dispute between us and ICM, then each party waives its right to claim that the other party’s legal counsel should be disqualified by reason of this the Joint Defense Agreement or receipt of Joint Defense Materials.  The Joint Defense Agreement will terminate the earlier to occur of (i) upon final resolution of all patent litigation and (ii) a party providing ten (10) days advance written notice to the other party of its intent to withdraw from the Joint Defense Agreement.  No payments have been made by either party under the Joint Defense Agreement.

On August 25, 2010, we entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold us a tricanter oil separation system (the “Tricanter Equipment”) and installed the equipment at our ethanol plant in Council Bluffs, Iowa.  The Tricanter Equipment separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Depending on our end users, the corn oil can be marketed as either a feed additive or a biodiesel feedstock. Because of the process we will be utilizing, the corn oil is not viable as a food grade commodity without further processing. In the Agreement, ICM has agreed to indemnify and hold us harmless from all claims, demands, liabilities, actions, litigations, losses, damages, costs and expenses (including reasonable attorneys’ fees) arising out of the infringement of adversely owned patents, copyrights or any other intellectual property rights in connection with our purchase and/or use of the Tricanter Equipment.  As of September 30, 2010, a deposit has been placed on the Tricanter Equipment.

We do not have any policies finalized and adopted by the Board governing the review or approval of related party transactions.

Director Independence

We classify our directors as “independent” according to the standards applicable to companies listed on the Nasdaq Capital Market (though our Units are not listed on any exchange or quotation system).  Under the Operating Agreement, the independent directors’ terms are staggered such that one director will be up for election every year.  Our independent directors are Karol D. King, Ted Bauer, Herbert M. Houser, and Michael K. Guttau.  The Audit Committee currently consists of Michael K. Guttau (Chair), Ted Bauer and Karol D. King.  All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  Presently, the Nominating Committee’s membership consists of Ted Bauer, Hubert M. Houser (Chair) and Karol D. King, all of whom meet the “independent director” standards applicable to companies listed on the Nasdaq Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  The Corporate Governance/Compensation Committee Charter does not exclude from its membership directors who also serve as officers or Interested Directors.  The Governance Committee’s membership consists of Messrs. Bauer, King, and Schmitt (Chair).  Mr. Schmitt is considered an Interested Director.

Item 14.	Principal Accountant Fees and Services.

Independent Public Accountant Fees and Services

The following table presents fees paid for professional services rendered by the Company’s independent public accountants for the Company’s Fiscal 2010 and Fiscal 2009:

Fee Category	Fiscal 2010 Fees	Fiscal 2009 Fees
Audit Fees	$139,500	$140,300
Audit-Related Fees	$0	$0
Tax Fees	$56,991	$83,991
All Other Fees	$0	$0
Total Fees	$196,491	$224,291

Audit Fees are for professional services rendered by McGladrey & Pullen, LLP (“McGladrey”) for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by McGladrey in connection with statutory and regulatory filings or engagements, including review of SEC registration statements and related correspondence.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include accounting consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.  The Company did not pay any fees for such services in Fiscal 2010 or 2009.

Tax Fees are for professional services rendered by RSM McGladrey, Inc., an affiliate of McGladrey, for tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above.  The Company did not pay any fees for such other services in Fiscal 2010 or 2009.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report:

(1)	Balance Sheets at September 30, 2010 and September 30, 2009
Statements of Operations for the years ended September 30, 2010 and September 30, 2009
Statements of Members' Equity for the years ended September 30, 2010 and 2009
Statement of Cash Flows for the year ended September 30, 2010 and September 30, 2009
Notes to Financial Statements

(b)	See (a)(1) above

(c)	The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit numbers 10.60 and 10.65 are management contracts.

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

10.61
Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (1)

10.62
Second Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (1)

10.63
Third Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (1)

10.64
Fourth Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (1)

10.65
Separation Agreement and Release of All Claims Agreement between Southwest Iowa Renewable Energy, LLC and Cindy Patterson (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on July 2, 2009).

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

10.72	Bunge Agreement - Equity Matters by and between Southwest Iowa Renewable Energy, LLC and Bunge N.A. Holdings, Inc. date effective August 26, 2009. (1)
10.73
First Amendment to Bunge Agreement – Equity Matters, by and between Bunge N.A. Holdings, Inc. and Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.74
Subordination Agreement, by and among Bunge N.A. Holdings, Inc., ICM, Inc., and AgStar Financial Services, PCA and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Company on June 23, 2010).

10.75
Intercreditor Agreement, by and between Bunge N.A. Holdings, Inc. and ICM, Inc. and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010. (incorporated by reference to Exhibit 10.7 of Form 8-K filed by the Company on June 23, 2010).

10.76	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).
10.77	Joint Defense Agreement between ICM, Inc. and Southwest Iowa Renewable Energy, LLC dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).

10.78
Tricanter Purchase and Installation Agreement by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 31, 2010). Portions of the Agreement were omitted pursuant to a request for confidential treatment.

11	Omitted – Inapplicable.
12	Omitted – Inapplicable.
13	Omitted – Inapplicable.
14	Omitted – Inapplicable.
16	Omitted – Inapplicable.
18	Omitted – Inapplicable.
21	Omitted – Inapplicable.
22	Omitted – Inapplicable.
23	Omitted – Inapplicable.
24	Omitted – Inapplicable.
31.1	Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Chief Executive Officer.
31.2	Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by Principal Financial Officer.
32.1	Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Chief Executive Officer.
32.2	Certification (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.
99	Omitted – Inapplicable.
100	Omitted – Inapplicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: November 23, 2010	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date: November 23, 2010	/s/ Karen L. Kroymann
Karen L. Kroymann, Controller and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	November 23, 2010
Karol D. King, Chairman of the Board

/s/ Ted Bauer	November 23, 2010
Ted Bauer, Director

/s/ Hubert M. Houser	November 23, 2010
Hubert M. Houser, Director

/s/ Michael K. Guttau	November 23, 2010
Michael K. Guttau, Director

/s/ Erik L. Hakmiller	November 23, 2010
Erik L. Hakmiller, Director

/s/ Tom J. Schmitt	November 23, 2010
Tom J. Schmitt, Director

/s/ Greg Krissek	November 23, 2010
Greg Krissek, Director