Form 10-Q
period 2010-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2011-02-09
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
Address of principal executive offices)

(712) 366-0392
(Registrant’s telephone number, including area code)

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

As of December 31, 2010, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
ASSETS	December 31, 2010	September 30, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,390,737	$3,432,544
Restricted cash	175,000	0
Accounts receivable	85,528	0
Accounts receivable, related party	17,241,373	23,392,670
Due from broker	4,859,546	2,260,015
Inventory	14,651,723	8,013,153
Derivative financial instruments, related party	12,135,270	688,039
Prepaid expenses and other	1,225,177	533,513
Total current assets	51,764,354	38,319,934

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	203,289,513	199,771,260
Office and Other Equipment	720,716	720,529
Total Cost	206,074,319	202,555,879
Accumulated Depreciation	(33,606,514)	(28,757,303)
Net property and equipment	172,467,805	173,798,576

Other Assets
Other	125,000	1,142,388
Financing costs, net of amortization of $2,047,586 and $1,949,651	1,832,545	1,930,482
Total other assets	1,957,545	3,072,870
Total Assets	$226,189,704	$215,191,380
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	December 31, 2010	September 30, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$1,035,499	$978,388
Accounts payable, related parties	3,171,062	2,542,055
Derivative financial instruments	3,769,750	75,125
Accrued expenses	2,345,012	2,624,916
Accrued expenses, related parties	5,098,267	2,913,206
Current maturities of notes payable	29,276,492	18,058,574
Total current liabilities	44,696,082	27,192,264
Long Term Liabilities
Notes payable, less current maturities	129,783,911	135,868,087
Other	675,007	700,006
Total long term liabilities	130,458,918	136,568,093
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 Units issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(25,439,407)	(25,043,088)
Total members’ equity	51,034,704	51,431,023
Total Liabilities and Members’ Equity	$226,189,704	$215,191,380
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations
	Three Months Ended December 31, 2010 (Unaudited)	Three Months Ended December 31, 2009 (Unaudited)
Revenues	$62,265,743	$50,748,439
Cost of Goods Sold
Cost of goods sold-non hedging	58,144,413	48,935,950
Realized & unrealized hedging (gains and losses)	887,819	(81,799)
Cost of Goods Sold	59,032,232	48,854,151

Gross Margin	3,233,511	1,894,288

Selling, General, and Administrative Expenses	1,200,888	1,138,298

Operating Income	2,032,623	755,990

Other Income (Expense)
Interest income	3,972	13,163
Interest expense	(2,439,563)	(2,330,384)
Miscellaneous income	6,650	5,974
Total	(2,428,941)	(2,311,247)

Net (Loss)	(396,318)	(1,555,257)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139
Net (loss) per unit –basic & diluted	(30.16)	(118.37)

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows

	Three Months End December 31, 2010	Three Months Ended December 31, 2009
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (loss)	$(396,318)	$(1,555,257)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	4,849,211	4,762,765
Amortization	7,937	119,585
(Increase) decrease in current assets:
Accounts receivable	6,065,771	3,868,242
Inventories	(6,638,570	(6,177,751)
Prepaid expenses and other	(691,664)	(593,627)
Derivative financial instruments	(11,447,231)	263,688
Due from broker	(2,599,531)	(705,676)
(Increase) decrease in current assets:
Accounts and retainage payable	686,118	(1,471,914)
Derivative financial instruments	3,694,625	376,450
Accrued expenses	1,905,157	954,206
Net cash (used in) operating activities	(4,474,497)	(159,289)

Cash Flows from Investing Activities
Purchase of property and equipment	(2,376,052)	(1,482,004)
Increase in restricted cash	(300,000)	-
Net cash (used in) investing activities	(2,676,052)	(1,482,004)

Cash Flows from Financing Activities
Payments for financing costs		(30,137)
Proceeds from borrowings	7,300,000	7,151,995
Payments on borrowings	(2,191,258)	(2,005,000)
Net cash provided by financing activities	5,108,742	5,116,858
Net increase (decrease) in cash and cash equivalents	(2,041,807)	3,475,565

Cash and Equivalents—Beginning of Period	3,432,544	7,455,084
Cash and Equivalents—End of Period	$1,390,737	$10,930,649

Supplemental Disclosures of Noncash Investing
And Financing Activities
Property, plant and equipment included in accounts and retainage payable	$0	$729,277
Interest capitalized and included in long term debt and accruals	$0	$2,049,643
Accrued interest included in long term debt	810,249	64,966
Cash Paid for Interest	$1,517,572	$941,367

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements (unaudited) December 31, 2010
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  The Company began producing ethanol in February 2009.  In the current fiscal year which ends September 30, 2011 (“Fiscal Year 2011”) to date and the year ended September 30, 2010 (“Fiscal Year 2010”), the Company has operated at 100% of its 110 million gallon nameplate capacity.  The Company sells its ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The balance sheet as of September 30, 2010 was derived from the Company’s audited balances as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2010 and 2009 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2010 contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Restricted Cash

The Company has restricted cash  that is used as collateral for the second Iowa Department of Economic Development (“IDED”) loan.

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

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “Customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.   The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based on the market price to third parties.  Marketing fees, agency fees, and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of December 31, 2010, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

Incentive Compensation Plan

The Company established an incentive compensation plan under which employees may be awarded equity appreciation units and equity participation units.  Fair value of the awards are amortized over the vesting period set for each award.  The units outstanding at this time vest three years from the grant date.

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Forward corn purchase contracts initiated after September 28, 2010 are not exempt from the accounting and reporting requirements of derivative accounting as the Company net settled its forward contracts.   As such, the Company no longer applies the normal purchase and sale exemption under derivative accounting for forward purchases of corn.  As of December 31, 2010, the Company is committed to purchasing 8,408,190 million bushels of corn on a forward contract basis resulting in a total commitment of approximately $36,259,733.  These forward contracts had a fair value of approximately $12,135,000 at December 31, 2010.  As of December 31, 2010, we are committed to selling 15,991,300 million gallons of ethanol and 35,750 tons of distillers grains and solubles.

In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company’s specific goal is to protect it from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the three months ended December 31, 2010 and 2009, the Company recorded a combined realized and unrealized (gain) loss of $887,819 and $81,799, respectively, as a component of cost of goods sold.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

The affect of derivatives the balance sheet was a decrease in gross margin of approximately $888,000 and an increase of approximately $82,000 of gross margin for the three months ended December 31, 2010 and 2009, respectively.

	Balance Sheet Classification	Number of Bushels	December 31, 2010	September 30, 2010

Derivative asset, related party	Current Asset	8,408,190	$12,135,270	$688,039
Derivative liability	Current Liability	3,540,000	$3,769,750	$75,125

	Statement of Operations Classification	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009

Realized losses	Cost of Goods Sold	$4,075,180	$721,937
Unrealized gains	Cost of Goods Sold	(3,187,361)	$(640,138)
Net realized and unrealized (gains) losses		$887,819	$(81,799)

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future undiscounted cash flows from operations exceed the carrying value of the plant and that no impairment existed at December 31, 2010.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

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

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board (“FASB”) issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local authorities for the years before 2007.

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

Adoption of new accounting standards

The Company adopted the following accounting standards during the first quarter of Fiscal 2011, none of which had a material impact on its consolidated results of operations or financial condition.

FASB ASU 2010-20 (“Disclosures about the Credit Quality of Financing Receivables and Allowance for Credit Losses”) – requires additional information for nonaccrual and past due accounts, the allowance for credit losses, impaired loans, credit quality, and account modifications.

FASB ASC 860 (“Accounting for Transfers of Financial Assets”) – requires additional disclosures regarding the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities.

FASB ASC 810 (“Amendments to FASB Interpretation:  Consolidation of Variable Interest Entities”) – eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.

Note 3:  Inventory

Inventory is comprised of the following at:

	December 31, 2010	September 30, 2010

Raw materials - corn	$5,414,202	$3,796,261
Supplies and chemicals	2,249,927	1,716,922
Work in process	1,917,493	1,484,157
Finished goods	5,070,101	1,015,813
Total	$14,651,723	$8,013,153

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 4:                      Members’ Equity

At December 31, 2010 and September 30, 2010 outstanding member units were:

A Units	8,805
B Units	3,334
C Units	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holder has a group has the right to elect one Board member.  The Series B unit holder has the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units.  Series A unit holders as a group have the right to elect the remaining number of Directors not elected by the Series C and B unit holders.

On March 7, 2008, the Company obtained a bridge loan in the maximum principal amount of $36,000,000 (the “Bridge Loan”) from Commerce Bank, N.A. (the “Bridge Lender”).  In connection with the maturity of the Bridge Loan, the Company entered into a Loan Satisfaction Agreement (“Loan Satisfaction Agreement”) with the Bridge Lender and ICM, whereby ICM agreed to pay the Bridge Lender $8,773,300 in full satisfaction of all principal, accrued interest, and other fees and expenses under the Bridge Loan (the “Payoff Amount”).  On June 17, 2010, the Company issued a Negotiable Subordinated Term Loan Note to ICM (the “ICM Term Note”).  The ICM Term Note is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  The initial principal amount of the ICM Term Note was approximately $9,970,000.

Additionally, to induce ICM to agree to the ICM Term Note, the Company entered into an equity matters agreement with ICM (the “ICM Equity Agreement”), whereby ICM (i) has preemptive rights to purchase new securities in the Company and (ii) receive twenty-four percent (24%) of the proceeds received by the Company from the issuance of other equity interests or debt securities during such time as ICM holds Series C Units acquired upon exercise of the conversion rights granted under the ICM Term Note.

Bunge N.A. Holdings Inc. (“Holdings”) extended to the Company a Subordinated Term Note (the “Term Note”) effective August 26, 2009 in the amount of approximately $27,107,000 and a Subordinated Revolving Credit Note (the “Revolving Note”) in the amount of $2,000,000.  Holdings, at its option, may convert the Term Note to Series U Units of the Company at a per unit price of $3,000 in satisfaction of any outstanding principal balance under the Term Note.

Additionally, on June 17, 2010, the Company amended that certain Bunge Agreement – Equity Matters Agreement with Holdings, dated August 26, 2009, by executing the First Amendment to Bunge Agreement -- Equity Matters (as amended, the “Bunge Equity Agreement”) in order to maintain consistency of terms taking into account the amendments to the Term Note and Loan Satisfaction Agreement.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 5:                      Revolving Loan/Credit Agreements

AgStar

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, 2009, the loan was segmented into an amortizing term facility of $101,000,000, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  On September 1, 2009, the Company elected to convert 50% of the term note into a fixed rate loan at the lender’s bonds rate plus 3.25%, with a 5% floor.  The portion of the term loan not fixed and the term revolving line of credit accrues interest equal to LIBOR plus 3.45%, with a 5% floor.  The Credit Agreement requires the maintenance of certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 requires monthly principal payments beginning on March 1, 2010.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility agreement matures on March 31, 2011 and borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.  It had one letter of credit outstanding under this provision as of December 31, 2010, in favor of MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000.

As of December 31, 2010 and September 30, 2010, the outstanding balance under the Credit Agreement was approximately $115,705,468 and $118,425,241, respectively.  In addition to all the other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the Fiscal 2010, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  The Company is currently in discussions with the Agent (as defined in the Credit Agreement) regarding the final Excess Cash Flow calculation based on the Fiscal 2010 year end audited financial statements of the Company.  Once the final Excess Cash Flow calculation is agreed upon, the amount due for December 31, 2010, March 31, 2011, June 30, 2011 and September 30, 2011, will be established and any amounts then due or past due – due  to the ongoing discussions with the Agent regarding Excess Cash Flow calculations and payments – will be paid by the Company.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 6:                      Notes Payable

Notes payable consists of the following as December 31, 2010 and September 30, 2010:

	December 31, 2010	September 30, 2010
S300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 2016 on the non-forgivable portion. (A)	$300,000	$-

$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	23,333	28,333

Note payable to affiliate Holdings, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (8.16% at December 31, 2010); maturity on August 31, 2014.	29,220,130	29,220,130

Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (8.16% at December 31, 2010); maturity on August 31, 2014.	10,061,472	10,061,472

Term facility and term revolver payable to AgStar bearing interest at LIBOR plus 3.45% to 3.25%, with a 5.00% floor (5.00% at December 31, 2010); maturity on August 1, 2014.	93,205,468 10,000,000	95,366,726 10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 3.65% with a 5.00% floor (5.00% at September 30, 2010), maturing March 31, 2011.	12,500,000	9,250,000

Revolving line of credit payable to affiliate Holdings bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.76% at December 31, 2010).	3,750,000	-
Less current maturities	159,060,403 (29,276,492)	153,926,661 (18,058,574)
Total long term debt	$129,783,911	$135,868,087

(A) The $300,000 IDED loan is comprised of two components under the Master Contract (the “Master Contract”) between the Company and IDED: i) a $150,000, non interest-bearing component that requires monthly payments of $2,500, which will begin in March, 2011 with a final payment of $2,500 due February, 2016; and ii) a $150,000 forgivable loan.  The Company has a $300,000 letter of credit with regard to the $300,000 loan (secured by a time deposit account in the same amount) to collateralize the loan.  The note under the Master Contract is collateralized by substantially all of the Company’s assets, subordinate to the Credit Agreement.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 6: Notes Payable (continued)

Approximate aggregate maturities of notes payable as of December 31, 2010 are as follows:

Year Ended December 31,

2011	$29,276,492

2012	9,275,642

2013	9,745,176

2014	110,728,094

2015	30,000

Total	$159,060,403

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

Derivative financial statements.  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Mercantile Exchange (“CME”) market.  Ethanol contracts are reported at fair value utilizing Level 2 inputs from third-party pricing services.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.   For these contracts, the Company obtains fair value measurements from local grain terminal values.  The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CME market.

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 7: Fair Value Measurement (continued)

		December 31, 2010
	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn forward contracts asset	$12,135,270	$ ---		$12,135,270	$	---

Corn futures & exchange traded options liability	$(3,769,750)	$(3,769,750)	$	---	$	---
	$8,365,520	$(3,769,750)		$12,135,270	$	---

		September 30, 2010
	Total	Level 1	Level 2		Level 3
Derivative financial instruments
Corn forward contracts asset	$688,039	$ ---		$688,039		---

Corn futures & exchange traded options liability	$(75,125)	$(75,125)	$	---		---
	$612,914	$(75,125)		$688,039		---

Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

Note 8:                      Incentive Compensation

The Company has a unit appreciation plan which provides that the Board of Directors may make awards of equity participation units (“EPUs”) to employees from time to time, subject to vesting provisions as determined for each award.   The EPUs are valued at book value. The Company had approximately five unvested EPUs outstanding under this plan as of December 31, 2010, which will be vested three years from the date of the award.  During the quarters ended December 31, 2010 and 2009, the Company recorded compensation expense related to this plan of approximately $556, and none, respectively.  As of December 31, 2010 and September 30, 2010, the Company had a liability of approximately $556 and none outstanding as deferred compensation and has approximately $20,000 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.

Note 9:                       Related Party Transactions

Bunge

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Company, Bunge purchased the only Series B Units under an arrangement whereby the Company would (i) enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Company’s Third Amended

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 9:                       Related Party Transactions (continued)

and Restated Operating Agreement (the “Operating Agreement”), the Company may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change its status from one which is managed by managers, or vise versa, (v) repurchase or redeem any Series B Units, (vi) take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of the Company’s Units or to a transferee which is a direct competitor of Bunge.

The Company entered into the Holdings Revolving Note dated August 26, 2009 with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of  December 31, 2010 and September 30, 2010, the balance outstanding was $3,750,000 and $0 under the Revolving Note.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the quarters ended December 31, 2010 and 2009 were $200,001 and $200,001 under the Lease Agreement.

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its Facility, and Bunge purchases the same, up to the Facility’s nameplate capacity of 110,000,000 gallons a year.  We pay Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement which commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $253,960 and $113,207 during the quarters ended December 31, 2010 and 2009, respectively under the Ethanol Agreement.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the quarters ended December 31, 2010 and 2009 were $75,000 and $75,000, respectively.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the quarters ended December 31, 2010 and 2009, were $1,208,690 and  $1,215,505. respectively.

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the quarters ended December 31, 2010 and 2009 were $4,340 and $0, respectively.

ICM

On November 1, 2006, in consideration of its agreement to invest $6,000,000 in the Company, ICM became the sole Series C Member.  As part of ICM’s agreement to invest in Series C Units, the Operating Agreement provides that the Company will not, without ICM’s approval (i) issue additional Series C Units, (ii) create any additional Series of Units with rights senior to the Series

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 9:   Related Party Transactions (continued)

C Units, (iii) modify the Operating Agreement to adversely impact the rights of Series C Unit holders, or (iv) repurchase or redeem any Series C Units.  Additionally, ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member.

On June 17, 2010, the Company issued the ICM Term Note in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of December 31, 2010 and September 30, 2010, there was approximately $10,061,000 outstanding under the ICM Term Note, respectively, and approximately $346,651 and $139,000 of accrued interest due to ICM as of December 31, 2010 and September 30, 2010, respectively.

Additionally, to induce ICM to agree to the ICM Term Note, the Company entered into the ICM Equity Agreement on June 17, 2010, whereby ICM (i) retains preemptive rights to purchase new securities in the Company, and (ii) receives 24% of the proceeds received by the Company from the issuance of equity or debt securities.

On July 13, 2010, the Company entered into a Joint Defense Agreement (the “Joint Defense Agreement”) with ICM, which contemplates that we may purchase from ICM one or more Tricanter centrifuges (the “Centrifuges”).  Because such equipment has been the subject of certain legal actions regarding potential patent infringement, the Joint Defense Agreement provides as follows: (i) that the parties may, but are not obligated to, share information and materials that are relevant to the common prosecution and/or defense of any such patent litigation regarding the Centrifuges (the “Joint Defense Materials”), (ii) that any such shared Joint Defense Materials will be and remain confidential, privileged and protected (unless such Joint Defense Materials cease to be privileged, protected or confidential through no violation of the Joint Defense Agreement), (iii) upon receipt of a request or demand for disclosure of Joint Defense Material to a third party, the party receiving such request or demand will consult with the party that provided the Joint Defense Materials and if the party that supplied the Joint Defense Materials does not consent to such disclosure then the other party will seek to protect any disclosure of such materials, (iv) that neither party will disclose Joint Defense Materials to a third party without a court order or the consent of the party who initially supplied the Joint Defense Materials, (v) that access to Joint Defense Materials will be restricted to each party’s outside attorneys, in-house counsel, and retained consultants, (vi) that Joint Defense Materials will be stored in secured areas and will be used only to assist in prosecution and defense of the patent litigation and (vii) if there is a dispute between us and ICM, then each party waives its right to claim that the other party’s legal counsel should be disqualified by reason of this the Joint Defense Agreement or receipt of Joint Defense Materials.  The Joint Defense Agreement will terminate the earlier to occur of (x) upon final resolution of all patent litigation and (y) a party providing ten (10) days advance written notice to the other party of its intent to withdraw from the Joint Defense Agreement.  No payments have been made by either party under the Joint Defense Agreement.

On August 25, 2010, the Compnay entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM is selling the Company a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM installed the equipment at our ethanol plant in Council Bluffs, Iowa.  As of December 31, 2010 and September 30, 2010 the Company has paid $2,592,500 and $0, respectively, related to the Tricanter Agreement.

Note 10:  Commitments

The Company entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses under this agreement during the quarters ended December 31, 2010 and 2009 were $2,344,289 and $2,615,532, respectively.

Note 11:  Major Customers

On August 20, 2009, the Company entered had an agreement with a related entity and major customer for marketing, selling, and distributing all of the ethanol and distillers grains with solubles produced by the Company.  The Company has expensed $586,238 and $339,400 in marketing fees under this agreement for the quarters ended December 31, 2010 and 2009, respectively.  Revenues with this customer were $62,066,267 and $50,748,439 for the quarters ended December 31, 2010 and 2009,  respectively.  Trade accounts receivable due from this customer were $17,241,373 and $10,357,853 at December 31, 2010 and September 30, 2010, respectively.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q by Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

●	Overcapacity in the ethanol industry;
●	Fluctuations in the price and market for ethanol and distillers grains;
●	Availability and costs of products and raw materials, particularly corn, steam and natural gas;
●	Changes in our business strategy, capital improvements or development plans;
●	Changes in the environmental regulations that apply to our plant site and operations;
●	Our ability to hire and retain key employees for the operation of the plant;
●	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agricultural, oil or automobile industries;
●	Changes in the weather and economic conditions impacting the availability and price of corn and natural gas;
●	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
●	Changes and advances in ethanol production technology, and competition from alternative fuel additives;
●	Lack of transport, storage and blending infrastructure preventing ethanol from reaching high demand markets;
●	Changes in interest rates and lending conditions; and
●	Results of our hedging strategies.

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

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.

Three Months Ended December 31, 2010 (Unaudited)(1)			Three Months Ended December 31, 2009 (Unaudited)(1)
Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Data
Revenues	$62,265,743	100%	$2.36	$50,748,439	100%	$1.84
Cost of Goods Sold	59,032,232	95%	2.24	48,854,151	96%	1.77
Gross Margin	3,233,511	5%	0.12	1,894,288	4%	.07
Selling, General and Administrative Expenses	1,200,888	2%	0.04	1,138,298	2%	0.05
Other (Expense)	(2,428,941)	(4%)	(0.09)	(2,311,247)	(5%)	(0.08)
Net Loss	$(396,318)	(1%)	$(0.01)	$(1,555,257)	(3%)	$(0.06)

(1)                 Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  The following chart displays statistical information regarding our revenues. The increase in revenue in the first quarter, fiscal 2011 over the first  quarter, fiscal 2010 was due to the average price per gallon increasing by approximately $0.36 with 1.21 million less additional gallons being produced between the two quarters and included in the increase was a increase in the dry distiller’s grains (“DDG”) average price per ton of approximately $33.

	Three Months Ended December 31, 2010 (Unaudited)			Three Months Ended December 31, 2009 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	26,333,450	82%	$1.93	27,543,976	85%	$1.57

Dry Distiller’s Grains	80,360	18%	$133.17	70,908	15%	$100.10

Cost of Goods Sold

Our cost of goods sold increased to $.45 per gallon produced in the first quarter of fiscal 2011 over the first quarter of fiscal 2010.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our cash corn prices during the first quarter of fiscal 2011 and fiscal 2010 were an average price of $4.82 and $3.71 per bushel, respectively, and we generated an increase in fiscal 2011 and a decrease in fiscal 2010 in our corn costs due to realized and unrealized gains on our hedging activities during the quarters ended December 31, 2010 and 2009, respectively.  Our average price of corn ground was approximately $4.27 and $3.40 per bushel in the first quarter, 2011 and 2010, respectively.  Offsetting our corn cost increase was our average steam and natural gas energy cost of $4.83 and $5.85 per MMBTU in the first quarter fiscal 2011 and fiscal 2010, respectively.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues remained steady at 3% in comparing our first quarters of fiscal 2011 and fiscal 2010.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain flat to slightly decreasing during fiscal 2011.

Other (Expenses)

Our other expenses for the first quarter of fiscal 2011 and 2010 remained steady at 4% and 5% of our revenues, respectively.   Other expenses include interest expense, interest income, rental income and miscellaneous income.

Net (Loss)

Our net loss from operations for the quarters ended December 31, 2010 and 2009 as a percentage of income decreased from 3% for the quarter ended December 31, 2009 to 2% for the quarter ended December 31, 2010.  The reduction in the net loss generated during the two quarters resulted from impaired gross margins which offset increased interest expense.

Liquidity and Capital Resources

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  As of December 31, 2010, we have drawn approximately $115,705,468 under our Credit Agreement.  We also agreed to pay, beginning at the end of the year ended September 30, 2010, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  In addition to compliance with the borrowing base, we are subject to working capital and tangible net worth covenants under the Credit Agreement.

Under our $15 million revolving line of credit with AgStar (the “Revolving LOC”), we have borrowed $12,575,000 as of December 31, 2010, with an additional $425,000 available at December 31, 2010. A letter of credit issued in favor of our steam provider, MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000 reduces capital availability under our Revolving LOC.  We are also relying on receipt of our accounts receivable to help fund operations.

In addition, we have entered into a Subordinate Revolving Credit Note (the “Revolving Note”) with Bunge N.A. Holdings Inc. (“Holdings”) effective August 26, 2009 providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of December 31, 2010, we had $3,750,000 outstanding under the Revolving Note.  Except as otherwise agreed, we are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note.

Because corn oil prices have increased and ethanol spot prices have increased approximately $0.45 a gallon since mid 2010, we believe operating margins will be break-even to slightly positive over the next two to three quarters.  We anticipate margins will remain under pressure for the foreseeable future as ethanol production increases as a result of acquisitions of troubled plants by profitable and larger entities, the commencement of operations of a few remaining projects that are under construction, and the current undersupply of corn in the market.  In addition, cash flow from operations may not allow us to continue to make our principal payments under the Credit Agreement.  We may be dependent upon our lines of credit to make these payments.  We may similarly use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets has resulted in wide swings in margins for ethanol production.  A result of these factors, we expect our liquidity to be constrained for the foreseeable future.

Primary Working Capital Needs

Cash (used in) operations for the three months ended December 31, 2010 and 2009 was $(4,474,497) and $(159,289), respectively.  Cash has been used primarily to fund cyclical inventory buildup in the first quarter of fiscal 2011 and fiscal 2010.  For the three months ended December 31, 2011 and 2010, net cash (used in) investing activities was $2,676,052 and $1,482,004, respectively, primarily related to additional equipment purchases.  For the quarters ending December 31, 2010 and 2009, cash (used in) financing activities was $5,108,742 and $5,116,858, respectively.  This cash was received from additional borrowings.

During the quarter which will end March 31, 2011, we estimate that we will require approximately $40,000,000 or more per quarter for our primary input of corn and $4,500,000 for our energy sources of steam and natural gas.  We have up to $6,675,000 in revolving credit available under our revolving credit to support our working capital needs.  We cannot estimate the availability of funds for hedging in the future.

Trends and Uncertainties Impacting Ethanol Industry and Our Future Operations

Our profitability is highly dependent on commodity prices, especially prices for corn, ethanol and distillers grains. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn feedstock through adjustments in prices charged for ethanol.  We continue to monitor corn and ethanol prices and their effect on our long-term profitability.

The price of corn has been volatile the past two years. Since September, 2009, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $2.88 per bushel. As of January13, 2011 the CME near-month corn price for January, 2011 was $6.42 per bushel. We believe the increase in corn prices was primarily due to short supply and the United States Department of Agriculture (“USDA”) corn acreage report that came out on January 12, 2011.  Increasing corn prices will negatively affect our costs of production, however, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

On January 12, 2011, the USDA increased in its original forecast of the amount of corn to be used for ethanol production during the current marketing year (2010-11), to a total of 4.9 billion bushels. The forecast is 471 million bushels more than used last year.  The USDA cited record ethanol use in December, 2010, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In the January, 2011 update, the USDA increased the projection of U.S. corn exports for the current marketing year by 65 million bushels, to 2.05 billion bushels.  This projection is 66 million bushels greater than the projection of last fall and 386 million less than the record exports of 2007-08.

 The USDA report for crop year 2010 (the period of September, 2010 through August, 2011) has projected the season-average farm price of corn at $4.50 to $6.50 per bushel.  This compares with the 2007-08 season-average record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  For the past two years as of October, 2010 according to ProExporter, the average U.S. ethanol price was $1.65 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $1.96 per gallon.  During the first ten months of 2010, the average U.S. ethanol price was $1.46 per gallon.  For the same time period, U.S. wholesale gasoline prices have averaged $2.14 per gallon, or approximately $.68 per gallon above ethanol prices.

The Renewable Fuels Standard

The American Jobs Creation Act of 2004 created the volumetric ethanol excise tax credit (“VEETC”), which is currently set to expire on December 31, 2011.  Referred to as the blender’s credit, VEETC provides companies with a tax credit to blend ethanol with gasoline.  The Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline.  The elimination or further reduction of VEETC or other federal tax incentives to the ethanol industry would likely have a material adverse impact on our business by reducing demand and price for the ethanol we produce.

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in 2007.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the provisions of the act that created the Renewable Fuel Standard (“RFS”).  The U.S. Environmental Protection Agency (the "EPA") is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  This requirement does not apply just to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as "renewable biomass".  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline.  The RFS mandate level for 2011 of 12.6 billion gallons approximates current domestic production levels.  Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS.  Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices.  Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely.  A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

Federal law mandates the use of oxygenated gasoline. If these mandates are repealed, the market for domestic ethanol would be diminished significantly.  Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards.  However, high blend ethanol fuels such as E85 result in lower fuel efficiencies.  Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles.  Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices.

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

Competition

We believe that the competition in the ethanol market will continue to increase in the near term due to the refitting of plants, reopening of idled plants, and the competitive dynamics of the fuel industry.  Consolidation and recapitalization continue to occur within the ethanol industry; and companies are now emerging with more liquidity and less debt.  We believe the increased capacity, and current competitive dynamics of the fuels market; we believe, will help ethanol prices remain steady to slightly higher in the near term.

Summary of Critical Accounting Policies and Estimates

Note 2 to our financial statements contains a summary of our significant accounting policies, many of which require the use of estimates and assumptions.  Accounting estimates are an integral part of the preparation of financial statements and are based upon management’s current judgment.  We used our knowledge and experience about past events and certain future assumptions to make estimates and judgments involving matters that are inherently uncertain and that affect the carrying value of our assets and liabilities.  We believe that of our significant accounting policies, the following are noteworthy because changes in these estimates or assumptions could materially affect our financial position and results of operations:

●	Revenue Recognition

We sell ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  Our products are generally shipped FOB loading point.  Our ethanol sales are handled through our ethanol agreement with Bunge.  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through our agreement with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by us for the sale of ethanol and co-products are included in cost of goods sold.

●	Incentive Compensation Plan

We established an equity incentive compensation plan under which employees may be awarded equity appreciation units and equity participation units.  Costs of the plan are amortized over the vesting period set for each award.  The units outstanding at this time vest three years from the grant date.  The liability under the plan is recorded at fair market value on the balance sheet based on the market price of our equity units as of September 30, 2010.

●	Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

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

●	Inventory

Inventory is stated at the lower of cost or market value using the first-in, first-out method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.

●	Property and Equipment

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Items 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (principal financial officer), Karen Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of December 31, 2010.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ended December 31, 2010.

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

PART II

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

None.

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
10.78
Tricanter Purchase and Installation Agreement by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.79
Corn Oil Agency Agreement by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC effective as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 30, 2010).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

11	Omitted – Inapplicable.
12	Omitted – Inapplicable.
13	Omitted – Inapplicable.
14	Omitted – Inapplicable.
16	Omitted – Inapplicable.
18	Omitted – Inapplicable.

21	Omitted – Inapplicable.
22	Omitted – Inapplicable
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.
32.1	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: February 9, 2011	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: February 9, 2011	/s/ Karen L. Kroymann
Controller and Principal Financial Officer