Form 10-Q/A
period 2010-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2011-02-09
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q/A
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

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) hereby amends the registrant’s Quarterly Report on Form 10-Q for the three months ended December 31, 2010 as filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2011 (the “Quarterly Report”).  This Amendment No. 1 is being filed in order to voluntarily file the registrant’s financial data in Extensible Business Reporting Language (“XBRL”) format which inadvertently dropped from the Quarterly Report previously filed.

This Amendment No. 1 does not reflect events after the date of filing of the Quarterly Report and does not modify or update disclosures made in the Quarterly Report except to voluntarily file the financial data in XBRL format.  Accordingly, this Amendment should be read in conjunction with the Quarterly Report and the registrant’s filings made with the SEC subsequent to the Quarterly Report.

XBRL Exhibits filed with this Amendment No. 1:

Exhibit Number:	Description
101.SCH 101.INS 101.CAL 101.LAB 101.PRE 101.DEF

XBRL Taxonomy Extension Schema Document.

XBRL Instance Document.

XBRL Taxonomy Calculation Linkbase Document.

XBRL Taxonomy Label Linkbase Document.

XBRL Taxonomy Presentation Linkbase Document.

XBRL Taxonomy Definition Linkbase Document.

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