Form 10-Q
period 2011-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2011-05-09
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2011, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
ASSETS	March 31, 2011	September 30, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,594,123	$3,432,544
Restricted cash	175,607	0
Accounts receivable	296,337	0
Accounts receivable, related party	22,241,348	23,392,670
Due from broker	3,367,640	2,260,015
Inventory	14,823,894	8,013,153
Derivative financial instruments, related party	5,812,957	688,039
Prepaid expenses and other	1,853,479	533,513
Total current assets	50,165,385	38,319,934

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	203,419,944	199,771,260
Office and Other Equipment	731,527	720,529
Total Cost	206,215,561	202,555,879
Accumulated Depreciation	(36,848,927)	(28,757,303)
Net property and equipment	169,366,634	173,798,576

Other Assets
Other	125,000	1,142,388
Financing costs, net of amortization of $2,145,525 and $1,949,651	1,734,608	1,930,482
Total other assets	1,859,608	3,072,870
Total Assets	$221,391,627	$ 215,191,380
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	March 31, 2011	September 30, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$731,122	$978,388
Accounts payable, related parties	5,671,402	2,542,055
Derivative financial instruments	1,112,113	75,125
Accrued expenses	2,339,324	2,624,916
Accrued expenses, related parties	4,031,830	2,913,206
Current maturities of notes payable	27,793,654	18,058,574
Total current liabilities	41,679,445	27,192,264

Long Term Liabilities
Notes payable, less current maturities	128,701,500	135,868,087
Other	650,008	700,006
Total long term liabilities	129,351,508	136,568,093
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 Units issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(26,113,437)	(25,043,088)
Total members’ equity	50,360,674	51,431,023
Total Liabilities and Members’ Equity	$221,391,627	$215,191,380
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
	Three Months Ended March 31, 2011 (Unaudited)	Three Months Ended March 31, 2010 (Unaudited)	Six Months Ended March 31, 2011 (Unaudited)	Six Months Ended March 31, 2010 (Unaudited)

Revenues	$79,436,677	$51,977,147	$141,702,420	$102,725,586
Cost of Goods Sold
Cost of goods sold-non hedging	68,834,264	52,988,079	126,978,677	101,924,029
Realized & unrealized hedging (gains and losses)	7,723,971	(3,615,730)	8,611,790	(3,697,529)
Cost of Goods Sold	76,558,235	49,372,349	135,590,467	98,226,500

Gross Margin	2,878,442	2,604,798	6,111,953	4,499,086

General and Administrative Expenses	1,158,462	1,358,410	2,359,350	2,496,708

Operating Income	1,719,980	1,246,388	3,752,603	2,002,378

Other ( Income) Expense
Interest income	(3,037)	(13,220)	(7,009)	(26,383)
Interest expense	2,446,374	2,113,260	4,885,938	4,443,644
Miscellaneous income	(49,326)	(110,801)	(55,977)	(116,775)
Total	2,394,011	1,989,239	4,822,952	4,300,486

Net (Loss)	$(674,031)	$(742,851)	$(1,070,349)	$(2,298,108)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139	13,139	13,139
Net (loss) per unit –basic & diluted	$(51.30)	$(56.54)	$(81.46)	$(174.91)

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Condensed Statements of Cash Flows

	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net (loss)	$(1,070,349)	$(2,298,108)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities: Depreciation	8,091,624	9,535,557
Amortization	195,874	210,589
(Increase) decrease in current assets: Accounts receivable	854,985	(2,136,079)
Inventories	(6,810,741)	(7,004,595)
Prepaid expenses and other	(1,319,966)	(607,575)
Derivative financial instruments	(5,124,918)	(1,487,224)
Due from broker	(1,107,625)	(639,895)
Increase (decrease) in current liabilities:
Accounts and retainage payable	2,882,081	1,559,439
Derivative financial instruments	1,036,988	-
Accrued expenses	2,471,337	1,792,167
Net cash provided by (used in) operating activities	99,290	(1,075,724)
Cash Flows from Investing Activities
Purchase of property and equipment	(2,517,294)	(982,029)
Increase in restricted cash	(300,607)	-
Net cash (used in) investing activities	(2,817,901)	(982,029)
Cash Flows from Financing Activities
Increase in prepaids and other long term liabilities	(49,998)	(37,156)
Proceeds from borrowings	7,300,000	7,530,702
Payments on borrowings	(6,369,812)	(4,703,954)
Net cash provided by financing activities	880,190	2,789,592
Net increase (decrease) in cash and cash equivalents	(1,838,421)	731,839
Cash and Equivalents—Beginning of Period	3,432,544	7,455,084
Cash and Equivalents—End of Period	$1,594,123	$8,186,923

Supplemental Disclosures of Noncash Investing
And Financing Activities

Accrued interest included in long term debt	$1,638,305	$1,131,531
Cash Paid for Interest	$3,034,995	$2,466,334

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements (unaudited) March 31, 2011
Note 1:  Nature of Business

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The balance sheet as of September 30, 2010 was derived from the Company’s audited balances as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2010 contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Restricted Cash

The Company has restricted cash used as collateral for the second Iowa Department of Economic Development (“IDED”) loan.

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

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of March 31, 2011, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Forward corn purchase contracts initiated after September 28, 2010 are not exempt from the accounting and reporting requirements of derivative accounting as the Company net settled its forward contracts.  As such, the Company no longer applies the normal purchase and sale exemption under derivative accounting for forward purchases of corn.  As of March 31, 2011, the Company is committed to purchasing 5,508,665 million bushels of corn on a forward contract basis resulting in a total commitment of approximately $31,089,000.  These forward contracts had a fair value of approximately $5,813,000 at March 31, 2011.  As of March 31, 2011, we are committed to selling 7,311,288 gallons of ethanol and 60,107 tons of distillers grains and solubles.  The forward contracts relating to ethanol and distillers grains and solubles apply the normal purchase and sale exemption and are not marked to market.

In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  The Company’s specific goal is to protect itself from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the six months ended March 31, 2011 and 2010, the Company recorded a combined realized and unrealized (gain) loss of $8,611,790 and ($3,697,529), respectively, as a component of cost of goods sold.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

The effect of derivatives on the gross margin for the three and six months ended March 31, 2011 and 2010, is summarized below:

Balance Sheet Classification	Number of Bushels at March 31, 2011	March 31, 2011	September 30, 2010

Derivative asset, related party	Current Asset	5,508,655	$5,812,957	$688,039
Derivative liability	Current Liability	2,910,000	$1,112,113	$75,125

	Statement of Operations Classification	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010

Realized losses (gains)	Cost of Goods Sold	$3,760,029	$(1,488,368)
Unrealized (gains) losses	Cost of Goods Sold	3,963,942	(2,127,362)
Net realized and unrealized (gains) losses		$7,723,971	$(3,615,730)

	Statement of Operations Classification	Six Months Ended March 31, 2011	Six Months Ended March 31, 2010

Realized losses (gains)	Cost of Goods Sold	$4,647,848	$(2,210,305)
Unrealized (gains) losses	Cost of Goods Sold	3,963,942	(1,487,224)
Net realized and unrealized (gains) losses		$8,611,790	$(3,697,529)

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

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

                                           Buildings                                                  40 Years

                                           Process Equipment                                 10-20 Years

                                           Office Equipment                                     3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.

Effective January 1, 2011 the Company increased its estimate of useful life on a significant portion of its processing equipment; management believes this change of estimate more closely approximates the actual life.  This change in estimate is accounted for on a prospective basis.  This change resulted in a decrease in depreciation expense, an increase to operating income, a decrease of net (loss) of approximately $1.8 million, and a decrease in (loss) per unit of $137.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.   Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at March 31, 2011.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	March 31, 2011	September 30, 2010

Raw materials - corn	$7,298,656	$3,796,261
Supplies and chemicals	1,989,045	1,716,922
Work in process	2,882,658	1,484,157
Finished goods	2,683,535	1,015,813
Total	$14,823,894	$8,013,153

Note 4:                      Members’ Equity

At March 31, 2011 and September 30, 2010 outstanding member units were:
_________________________________________________________________________________________________________________

A Units	8,805
B Units	3,334
C Units	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holder, as a group, has the right to elect one Board member.  The Series B unit holder has the right to elect the number of Board members that bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units.  Series A unit holders as a group have the right to elect the remaining number of Directors not elected by the Series C and B unit holders.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 5:                      Revolving Loan/Credit Agreements

AgStar

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together, the "Lenders") for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, 2009, the loan was segmented into an amortizing term facility of $101,000,000, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  On September 1, 2009, the Company elected to convert 50% of the term note into a fixed rate loan at the lender’s bonds rate plus 3.25%, with a 5% floor.  The portion of the term loan not fixed and the term revolving line of credit accrues interest equal to LIBOR plus 3.45%, with a 5% floor.  The Credit Agreement requires compliance with certain financial and nonfinancial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 requires monthly principal payments which began on March 1, 2010.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility agreement matured on March 31, 2011, but was extended through June 30, 2011.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.  It had one letter of credit outstanding under this provision as of March 31, 2011, in favor of MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000.  This letter of credit is no longer required as of April 1, 2011.    As discussed above, the revolving line of credit was extended to June 30, 2011.

As of March 31, 2011 and September 30, 2010, the outstanding balance under the Credit Agreement was $111,512,914 and $114,616,721 respectively.  In addition to all the other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the Fiscal 2010, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  An excess cash flow payment of $4,000,000 is due for Fiscal 2010.  Under the terms of the Credit Agreement, the remaining balance of the excess cash flow (included in the outstanding balance listed above) at March 31, 2011 was $2,000,000, to be paid in two equal installments on July 31, 2011 and September 30, 2011.

The Company's revolving line of credit was expected to be extended annually for a one year period ending each March 31.  The Company and the Lenders agreed to an extension from March 31, 2011 to June 30, 2011, rather than a one-year extension, in order for the Lenders to continue to closely monitor the Company's performance.   Due to continuing challenges for the industry, including fluctuating commodity pricing and projected challenges to profitability, as well as the Company's specific circumstances, we have agreed with the Lenders to provide additional regular reporting on liquidity, operations and other factors.

The Company is currently working with the Lenders on a renewal of our revolving line of credit through March 31, 2012; however, there is no guarantee that the Company will be able to reach agreement with the Lenders on the extension.   In addition, an additional financial covenant will come into effect as of the end of our fiscal quarter ending June 30, 2011, which we do not expect to meet.  We have been discussing this financial covenant with the Lenders for an extended period of time and the Lenders have not been willing to modify the covenant.  However, while there can be no assurance that the Lenders will do so, we expect that the Lenders will waive this covenant periodically so long as other covenants and factors are satisfactory to them.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  From inception to March 31, the Company has experienced significant fluctuations in the income and the costs of the basic product inputs and sales prices.  The Company has also undertaken significant borrowings to finance the plant and related working capital needs which result in a debt level that is higher than many comparable companies.   The possible failure to have the revolving line renewed and the potential covenant default could lead to the necessity of replacing the financing provided under the Credit Agreement.   The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully renew the revolving line of credit or find suitable other sources for its working capital needs.  There can be no assurance that an alternate financing facility is available to the Company.

Note 6:                      Notes Payable

Notes payable consists of the following as March 31, 2011 and September 30, 2010:

March 31, 2011	September 30, 2010

$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 2016 on the non-forgivable portion. (A)	$295,000	$-
$200,000 Note payable to Iowa Department Economic Development (“IDED”) a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	18,333	28,333

Note payable to affiliate Holdings, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.96% at March 31, 2011); maturity on August 31, 2014.	30,438,805	29,220,130

Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.96% at March 31, 2011); maturity on August 31, 2014.	10,481,102	10,061,472

Term facility and term revolver payable to AgStar bearing interest at LIBOR plus 3.45% to 3.25%, with a 5.00% floor (5.00% at March 31, 2011); maturity on August 1, 2014.	89,012,914 10,000,000	95,366,726 10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 3.65% with a 5.00% floor (5.00% at March 31, 2011), maturing June 30, 2011.	12,500,000	9,250,000

Revolving line of credit payable to affiliate Holdings bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.76% at March 31, 2011).	3,749,000	-
Less current maturities	156,495,154 (27,793,654)	153,926,661 (18,058,574)
Total long term debt	$128,701,500	$135,868,087

(A) The $300,000 IDED loan is comprised of two components under the Master Contract (the “Master Contract”) between the Company and IDED: i) a $150,000, non interest-bearing component that requires monthly payments of $2,500, which began in March, 2011 with a final payment of $2,500 due February, 2016; and ii) a $150,000 forgivable loan.  The Company has a $300,000 letter of credit with regard to the $300,000 loan (secured by a time deposit account in the same amount) to collateralize the loan.  The note under the Master Contract is collateralized by substantially all of the Company’s assets, subordinate to the Credit Agreement.

Approximate aggregate maturities of notes payable as of March  31, 2011 are as follows:

Year Ended March 31,
2012	$27,793,654
2013	9,893,427
2014	10,398,059
2015	108,385,014
2016	25,000
Total	$156,495,154

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 7: Fair Value Measurement (continued)

March 31, 2011

	Total	Level 1		Level 2	Level 3
Derivative financial instruments
Corn forward contracts asset	$5,812,957	$	---	$5,812,957	$	---

Corn futures & exchange traded options liability	(1,112,113)		(1,112,113)	---		---
	$4,700,844		$(1,112,113)	$5,812,957	$	---

September 30, 2010

	Total	Level 1		Level 2	Level 3
Derivative financial instruments
Corn forward contracts asset	$688,039	$	---	$688,039	$	---

Corn futures & exchange traded options liability	(75,125)		(75,125)	---		---
	$612,914		$(75,125)	$688,039	$	---

Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

Note 8:                      Incentive Compensation

The Company has a unit appreciation plan which provides that the Board of Directors may make awards of equity participation units (“EPUs”) to employees from time to time, subject to vesting provisions as determined for each award.   The EPUs are valued at book value. The Company had approximately five unvested EPUs outstanding under this plan as of March 31, 2011, which will be vest three years from the date of the award.  During the six months ended March 31, 2011 and 2010, the Company recorded compensation expense related to this plan of approximately $1,667, and none, respectively.  As of March 31, 2011 and September 30, 2010, the Company had a liability of approximately $2,222 and none outstanding as deferred compensation and has approximately $18,333 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.

Note 9:                       Related Party Transactions

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Company, Bunge purchased the only Series B Units under an arrangement whereby the Company would (i) enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Company’s Third Amended and Restated Operating Agreement (the “Operating Agreement”), the Company may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change its status from one which is managed by managers, or vise versa, (v) repurchase or redeem any Series B Units, (vi) take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of the Company’s Units or to a transferee which is a direct competitor of Bunge.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 9:                       Related Party Transactions (continued)

The Company entered into the Holdings Revolving Note dated August 26, 2009 with Holdings, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of  March 31, 2011 and September 30, 2010, the balance outstanding was $3,749,000 and $0 under the Revolving Note.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  Expenses for the three and six months ended March 31, 2011 and 2010 were $200,001 and $400,002 under the Lease Agreement.

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its Facility, and Bunge purchases the same, up to the Facility’s nameplate capacity of 110,000,000 gallons a year.  We pay Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement, which commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $318,568 and $572,529 during the three and six months ended March 31, 2011 and $216,396 and $329,604 during the three and six months ended March 31, 2010, respectively under the Ethanol Agreement.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and six months ended March 31, 2011 and 2010 were $75,000 and $150,000, respectively.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three and six months ended March 31, 2011 were $1,215,657 and  $2,424,347.   Expenses for the three and six months ended March 31, 2010 were $1,215,505 and $2,431,010.

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and six months ended March 31, 2011 were $21,583 and $25,922.   There were no expenses  for the three and six months ended March 31, 2010.

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

On June 17, 2010, the Company issued the ICM Term Note in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of March 31,2011 and September 30, 2010, there was  $10,481,102 and $10,061,000 outstanding under the ICM Term Note, respectively, and approximately $137,000 and $139,000 of accrued interest due to ICM as of March 31, 2011 and September 30, 2010, respectively.

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

On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM installed the equipment at our ethanol plant in Council Bluffs, Iowa.  As of March 31, 2011 and September 30, 2010 the Company has paid $2,592,500 and $0, respectively, related to the Tricanter Agreement.

Note 10:                 Commitments

The Company entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses under this agreement during the three and six months ended March 31, 2011 were $2,554,371 and $4,898,655.  Expenses during the three and six months ended March 31, 2010 were $2,822,719 and $5,438,251.

Note 11:                        Major Customers

On August 20, 2009, the Company entered into an agreement with a related entity and major customer for marketing, selling, and distributing all of the ethanol and distillers grains with solubles produced by the Company.  The Company has expensed $763,087 and $1,349,325 in marketing fees under this agreement for the three and six months ended March 31, 2011.  During the three and six months ended March 31, 2010, the Company expensed $474,661 and $814,061 for marketing fees. Revenues with this customer were $78,125,882 and $140,192,149 for the three and six months ended March 31, 2011.   Revenues with this customer were $51,977,147 and $102,725,586 for the three and six months ended March 31, 2010.  Trade accounts receivable due from this customer were $22,241,348 and $23,392,670 at March 31, 2011 and September 30, 2010, respectively.

Note 12:                        Contingent Liability

On March 24, 2011, the Company received a letter from the EPA (Environmental Protection Agency) alleging violations of environmental regulations which could lead to the imposition of a civil penalty.  In the letter, EPA offered the Company an opportunity to negotiate a resolution of the matter.  The Company and EPA are currently attempting to negotiate a resolution and, to that end, the Company will be providing additional information to the EPA regarding the alleged violations.  Based on the information available as of March 31, 2011, the Company established a reserve of $100,000 in anticipation of the potential for assessment of a civil penalty in this matter. The violations alleged in the letter have been addressed and the Company is aware of no ongoing violations with respect to the matters addressed in the letter.

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

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.

	Three Months Ended March 31, 2011 (Unaudited)(1)			Three Months Ended March 31, 2010 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Data
Revenues	$79,436,677	100%	$2.77	$51,977,147	100%	$1.89
Cost of Goods Sold
Material Costs	61,793,749	78%	2.15	32,529,790	63%	1.18
Variable Production Exp.	7,342,844	9%	.26	6,826,875	13%	.26
Fixed Production Exp.	7,421,642	9%	.26	10,015,684	19%	.36
Gross Margin	2,878,443	4%	0.10	2,604,798	5%	.09
General and Administrative Expenses	1,158,462	2%	0.04	1,358,410	2%	0.05
Other Expense	2,394,011	3%	0.08	1,989,239	4%	0.07
Net Loss	$(674,030)	(1%)	$(0.02)	$(742,851)	(1%)	$(0.03)

(1)	Includes ethanol and distillers grains converted to gallons.

	Six Months Ended March 31, 2011 (Unaudited)(1)			Six Months Ended March 31, 2010 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Data
Revenues	$141,702,420	100%	$2.57	$102,725,586	100%	$1.87
Cost of Goods Sold
Material Costs	104,789,810	74%	1.90	67,540,346	66%	1.23
Variable Production Exp.	14,631,261	10%	.27	13,959,386	14%	.25
Fixed Production Exp.	16,169,396	11%	.29	16,726,768	16%	.30
Gross Margin	6,111,953	5%	0.11	4,499,086	5%	.09
General and Administrative Expenses	2,359,350	2%	0.05	2,496,708	2%	0.05
Other Expense	4,822,952	4%	0.08	4,300,486	4%	(0.08)
Net Loss	$(1,070,349)	(1%)	$(0.02)	$(2,298,108)	(1%)	$(0.04)

(1)           Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from two primary sources: sales of ethanol and distillers grains.  The following chart displays statistical information regarding our revenues.  The increase in revenue in the second quarter, fiscal 2011 over the second  quarter, fiscal 2010 was due to the average price per gallon increasing by approximately $0.88 with .57 million additional gallons being produced between the two quarters also included in the increase was a increase in the dry distiller’s grains (“DDG”) average price per ton of approximately $67.  The increase in revenue in the first six months of fiscal 2011 versus 2010 was due to the average price per gallon increasing by approximately $0.70 with .56 million additional gallons being produced between the two six month periods and included in the increase was an increase in the dry distiller’s grains (“DDG”) average price per ton of approximately $46 as well as the introduction of corn oil into our revenue stream.

	Three Months Ended March 31, 2011 (Unaudited)			Three Months Ended March 31, 2010 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	28,728,974	81%	$2.22	27,482,126	83%	$1.58
Dry Distiller’s Grains	76,682	18%	$175.87	77,473	17%	$108.39
Corn Oil	1,439	1%	$911	-	0%	$-

	Six Months Ended March 31, 2011 (Unaudited)			Six Months Ended March 31, 2010 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	55,062,424	81%	$2.08	55,026,102	84%	$1.57
Dry Distiller’s Grains	157,042	18%	$154.02	143,381	16%	$107.72
Corn Oil	1,728	1%	$874.00	-	0%	$-

Cost of Goods Sold

Our cost of goods sold increased $.97 per gallon produced in the second quarter of fiscal 2011 over the second quarter of fiscal 2010.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our corn prices during the second quarter of fiscal 2011 and fiscal 2010 were an average price of $5.55 and $3.73 per bushel, respectively, and we generated an increase in fiscal 2011 and a decrease in fiscal 2010 in our corn costs due to realized and unrealized gains on our hedging activities during the three months ended March 31, 2011 and 2010, respectively.  Our average price of corn ground was approximately $5.34 and $3.68 per bushel in the second quarter, 2011 and 2010, respectively.  Offsetting our corn cost increase was our average steam and natural gas energy cost of $4.82 and $4.98 per MMBTU in the second quarter fiscal 2011 and fiscal 2010, respectively.

Our cost of goods sold increased $.67 per gallon produced in the first six months of fiscal 2011 over the first six months of fiscal 2010.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our corn prices during the first six months of fiscal 2011 and fiscal 2010 were an average price of $4.91 and $3.56 per bushel, respectively, and we generated an increase in fiscal 2011 and a decrease in fiscal 2010 in our corn costs due to realized and unrealized gains on our hedging activities during the six months ended March 31, 2011 and 2010, respectively.  Our average price of corn ground was approximately $4.91 and $3.54 per bushel in the first six months of 2011 and 2010, respectively.  Offsetting our corn cost increase was our average steam and natural gas energy cost of $4.74 and $4.98 per MMBTU in the first six months of fiscal 2011 and fiscal 2010, respectively.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues remained steady at 2% in comparing the three months and six months ending March 31, 2011 and 2010.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain flat to slightly decreasing during the second half of fiscal 2011.

Other (Expenses)

Our other expenses for the three and six months ended March 31, 2011 showed a slight increase due to increased interest expenses.   Other expenses include interest expense, interest income, rental income and miscellaneous income.

Net (Loss)

Our net loss from operations for the three and six months ended March 31, 2011 and 2010 remained steady at 1%.  The reduction in the net loss generated during the two quarters resulted from impaired gross margins which offset increased interest expense.

Liquidity and Capital Resources

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together, the "Lenders") for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  As of March 31, 2011, we have an outstanding balance of $111,512,914 under our Credit Agreement.  We also agreed to pay, beginning at the end of the year ended September 30, 2010, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  In addition to compliance with the borrowing base, we are subject to working capital and tangible net worth covenants under the Credit Agreement.

Under our $15 million revolving line of credit with the Lenders (the “Revolving LOC”), we have borrowed $12,500,000 as of March 31, 2011, with an additional $500,000 available at March 31, 2011. A letter of credit issued in favor of our steam provider, MidAmerica Energy Company (“MidAm”), in the amount of $2,000,000 reduces capital availability under our Revolving LOC.  As of April 1, 2011, the $2,000,000 Letter of Credit is no longer required.  We are also relying on receipt of our accounts receivable to help fund operations.

The Company's revolving line of credit was expected to be renewed annually for a one year period ending each March 31.  As discussed above, however, the Company and the Lenders agreed to an extension from March 31, 2011 to June 30, 2011, rather than a one-year extension, in order for the Lenders to continue to closely monitor the Company's performance.   Due to continuing challenges for the industry, including fluctuating commodity pricing and projected challenges to profitability, as well as the Company's specific circumstances, we have agreed with the Lenders to provide additional regular reporting on liquidity, operations and other factors.

The Company is currently working with the Lenders on a renewal of our revolving line of credit through March 31, 2012; however, there is no guarantee that the Company will be able to reach agreement with the Lenders on the extension, in which case the Company would need to look for other sources of working capital.   In addition, an additional financial covenant will come into effect as of the end of our fiscal quarter ending June 30, 2011, which we do not expect to meet.  We have been discussing this financial covenant with the Lenders for an extended period of time and the Lenders have not been willing to modify the covenant.  However, while there can be no assurance the Lenders will do so, we expect that the Lenders will waive this covenant periodically so long as other covenants and factors are satisfactory to them.

The possible failure to have the revolving line renewed and the potential covenant default could lead to the necessity of replacing the financing provided under the Credit Agreement.   The Company’s ability to continue as a going concern is dependent on the Company’s ability to successfully renew the revolving line of credit or find suitable other sources for its working capital needs.  There can be no assurance that an alternate financing facility is available to the Company.

In addition, we have entered into a Subordinated Revolving Credit Note (the “Revolving Note”) with Bunge N.A. Holdings Inc. (“Holdings”) effective August 26, 2009 providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of March 31, 2011, we had $3,749,000 outstanding under the Revolving Note.  Except as otherwise agreed, we are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note.

Because corn oil prices have increased and ethanol spot prices have increased approximately $0.87 a gallon since mid 2010, we believe operating margins will be break-even to slightly positive over the next two to three quarters.  We anticipate margins will remain under pressure for the foreseeable future as ethanol production increases as a result of acquisitions of troubled plants by profitable and larger entities, the commencement of operations of a few remaining projects that are under construction, and the current undersupply of corn in the market.  In addition, cash flow from operations may not allow us to continue to make our principal payments under the Credit Agreement.  We may be dependent upon our lines of credit to make these payments.  We may similarly use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets has resulted in wide swings in margins for ethanol production.  As a result of these factors, we expect our liquidity to be constrained for the foreseeable future.

Primary Working Capital Needs

Cash provided by (used in) operations for the six months ended March 31, 2011 and 2010 was $99,290 and $(1,075,724), respectively.  Cash has been used primarily to fund cyclical inventory buildup in the first two quarters of fiscal 2011 and fiscal 2010.  For the six months ended March 31, 2011 and 2010, net cash provided by (used in) investing activities was ($2,817,901) and ($982,029), respectively, primarily related to additional equipment purchases.  For the six months ended March 31, 2011 and 2010, cash provided by (used in) financing activities was $880,190 and $2,789,592, respectively.  This cash was received from additional borrowings.

During the quarter which will end June 30, 2011, we estimate that we will require approximately $57,000,000 or more per quarter for our primary input of corn and $4,500,000 for our energy sources of steam and natural gas.  We have up to $2,500,000 in revolving credit available under our revolving credit to support our working capital needs.  We cannot estimate the availability of funds for hedging in the future.

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

The price of corn has been volatile the past two years. Since September, 2009, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $4.32 per bushel. As of April 11, 2011 the CME near-month corn price for April, 2011 was $7.76 per bushel. We believe the increase in corn prices was primarily due to short supply and the United States Department of Agriculture (“USDA”) corn acreage report that came out on March 31, 2011.  Increasing corn prices will negatively affect our costs of production, however, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

On April 8, 2011, the USDA increased in its original forecast of the amount of corn to be used for ethanol production during the current marketing year (2010-11), to a total of 5.0 billion bushels. The forecast is 521 million bushels more than used last year.  The USDA cited record ethanol use in December, 2010, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In the April, 2011 update, the USDA held steady the projection of U.S. corn exports for the current marketing year by 1.95 billion bushels.  This projection is 10 million bushels less than the projection of last fall and 336 million less than the record exports of 2007-08.

 The USDA report for crop year 2010 (the period of September, 2010 through August, 2011) has projected the season-average farm price of corn at $5.20 to $5.60 per bushel.  This compares with the 2007-08 season-average record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  For the past two years as of March, 2011 according to ProExporter, the average U.S. ethanol price was $1.77 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.12 per gallon.  During the first three months of 2011, the average U.S. ethanol price was $2.42 per gallon.  For the same time period, U.S. wholesale gasoline prices have averaged $2.59 per gallon, or approximately $.17 per gallon above ethanol prices.

The Renewable Fuels Standard and Other Federal Mandates

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

Risks Related to Government Support and Subsidy

As previously stated above, VEETC is set to expire on December 31, 2011.  The ongoing debate in budget discussions in the U.S. Congress provides uncertainty as to whether or not VEETC will be extended.  If this tax credit is not renewed before the end of 2011, it likely would have a negative impact on the price of ethanol and the demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending occurs when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, due to the RFS, demand for ethanol may continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011.  If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

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

•	Incentive Compensation Plan

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

                                           Buildings                                                  40 Years

                                           Process Equipment                                 10-20 Years

                                           Office Equipment                                     3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at March 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Items 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (our principal financial officer), Karen Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of March 31, 2011.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ended March 31, 2011.

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

PART II -- Other Information

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

10.10
License Agreement dated September 25, 2006 between Southwest Iowa Renewable Energy, LLC and ICM, Inc. (incorporated by reference to Exhibit 10.10 to Form S-1/A filed by the Company on February 24, 2011).

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

10.80
Amendment to Amended and Restated Credit Agreement by and among Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA, the Banks named therein, effective as of March 31, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 5, 2011).

10.81
First Amendment to Ethanol Purchase Agreement by and between Bunge North America, Inc. and Southwest Iowa Renewable Energy, LLC dated March 31, 2011  (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on April 5, 2011).  Portions of this agreement have been omitted pursuant to a request for confidential treatment.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: May 9, 2011	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: May 9, 2011	/s/ Karen L. Kroymann
Controller and Principal Financial Officer