Form 10-Q
period 2011-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2011-08-05
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of June 30, 2011, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
ASSETS	June 30, 2011	September 30, 2010
	(Unaudited)
Current Assets
Cash and cash equivalents	$6,902,980	$3,432,544
Restricted cash	300,982	0
Accounts receivable	339,740	0
Accounts receivable, related party	18,420,984	23,392,670
Due from broker	3,609,652	2,260,015
Inventory	13,642,728	8,013,153
Derivative financial instruments, related party	0	688,039
Derivative financial instruments	141,988	0
Prepaid expenses and other	1,003,504	533,513
Total current assets	44,362,558	38,319,934

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	203,519,090	199,771,260
Office and Other Equipment	731,527	720,529
Total Cost	206,314,707	202,555,879
Accumulated Depreciation	(39,566,734)	(28,757,303)
Net property and equipment	166,747,973	173,798,576

Other Assets
Other	-	1,142,388
Financing costs, net of amortization of $2,243,462 and $1,949,651	1,636,671	1,930,482
Total other assets	1,636,671	3,072,870
Total Assets	$212,747,202	$215,191,380
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	June 30, 2011	September 30, 2010
	(Unaudited)
Current Liabilities
Accounts payable	$1,184,020	$978,388
Accounts payable, related parties	5,098,920	2,542,055
Derivative financial instruments, related party	9,484	-
Derivative financial instruments	-	75,125
Accrued expenses	2,401,196	2,624,916
Accrued expenses, related parties	4,829,314	2,913,206
Current maturities of notes payable	22,370,975	18,058,574
Total current liabilities	35,893,909	27,192,264
Long Term Liabilities
Notes payable, less current maturities	127,154,773	135,868,087
Other	625,009	700,006
Total long term liabilities	127,779,782	136,568,093
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 Units issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(27,400,600)	(25,043,088)
Total members’ equity	49,073,511	51,431,023
Total Liabilities and Members’ Equity	$212,747,202	$215,191,380
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

	Statement of Operations
	Three Months Ended June 30, 2011 (Unaudited)	Three Months Ended June 30, 2010 (Unaudited)	Nine Months Ended June 30, 2011 (Unaudited)	Nine Months Ended June 30, 2010 (Unaudited)

Revenues	$94,853,474	$48,769,873	$236,555,894	$151,495,495
Cost of Goods Sold
Cost of goods sold-non hedging	87,611,198	47,942,915	214,589,874	149,866,980
Realized & unrealized hedging (gains and losses)	5,180,771	(108,928)	13,792,563	(3,806,457)
Cost of Goods Sold	92,791,969	47,833,987	228,382,437	146,060,523

Gross Margin	2,061,505	935,886	8,173,457	5,434,972

General and Administrative Expenses	933,741	1,154,939	3,293,090	3,651,647

Operating Income	1,127,764	(219,053)	4,880,367	1,783,325

Other ( Income) Expense
Interest income	(5,853)	(13,376)	(12,862)	(39,760)
Interest expense	2,426,329	2,178,756	7,312,267	6,622,401
Miscellaneous income	(5,550)	(11,348)	(61,526)	(128,124)
Total	2,414,926	2,154,032	7,237,879	6,454,517

Net (Loss)	$(1,287,162)	$(2,373,085)	$(2,357,512)	$(4,671,192)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139	13,139	13,139
Net (loss) per unit –basic & diluted	$(97.96)	$(180.61)	$(179.43)	$(355.52)

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows
Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010
(Unaudited)	(Unaudited)

Cash Flows from Operating Activities
Net (loss)	$(2,357,512)	$(4,671,192)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities: Depreciation	10,809,431	14,332,484
Amortization	293,811	361,350
(Increase) decrease in current assets: Accounts receivable	4,631,946	(1,343,537)
Inventories	(5,629,575)	(6,419,397)
Prepaid expenses and other	(469,990)	(1,127,765)
Derivative financial instruments	697,523	(1, 220,649)
Due from broker	(1,349,637)	470,821
Increase (decrease) in current liabilities:
Accounts and retainage payable	2,762,497	(611,819)
Derivative financial instruments	(217,112)	-
Accrued expenses	3,330,703	3,806,679
Net cash provided by operating activities	12,502,085	3,576,975
Cash Flows from Investing Activities
Purchase of property and equipment	(2,616,440)	(1,823,023)
Increase in restricted cash	(300,982)	-
Net cash (used in) investing activities	(2,917,422)	(1,823,023)
Cash Flows from Financing Activities
Increase (Decrease) in other long term liabilities	(74,997)	(74,997)
Payments for financing costs	-	(30,138)
Proceeds from borrowings	10,300,000	6,980,651
Payments on borrowings	(16,339,230)	(10,319,451)
Net cash (used in) financing activities	(6,114,227)	(3,443,935)
Net increase (decrease) in cash and cash equivalents	3,470,436	(1,689,983)

Cash and Equivalents—Beginning of Period	3,432,544	7,455,084
Cash and Equivalents—End of Period	$6,902,980	$5,765,101

Supplemental Disclosures of Noncash Investing
And Financing Activities
Payment on Bridge Loan in exchange for Negotiable Subordinated Term	$-	$8,773,300
Accrued interest included in long term debt	$1,638,305	$3,843,756
Cash Paid for Interest	$4,587,552	$4,431,144

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements (unaudited) June 30, 2011
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  The Company began producing ethanol in February 2009.  In the current fiscal year which ends September 30, 2011 (“Fiscal 2011”) to date and the year ended September 30, 2010 (“Fiscal 2010”), the Company has operated at 100% of its 110 million gallon nameplate capacity.  The Company sells its ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The balance sheet as of September 30, 2010 was derived from the Company’s audited balances as of that date.  The accompanying financial statements as of and for the three and nine months ended June 30, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2010 contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of June 30, 2011, management has determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.  Forward corn purchase contracts initiated after September 28, 2010 are not exempt from the accounting and reporting requirements of derivative accounting as the Company net settled its forward contracts.  As such, the Company no longer applies the normal purchase and sale exemption under derivative accounting for forward purchases of corn.  As of June 30, 2011, the Company is committed to purchasing 4.314 million bushels of corn on a forward contract basis resulting in a total commitment of approximately $26,762,000.  These forward contracts had a fair value of approximately $26,752,800 at June 30, 2011.  As of June 30, 2011, the Company is committed to sell 12,221,600 gallons of ethanol and 47,602.11 tons of distillers grains and solubles.  The forward contracts relating to ethanol and distillers grains and solubles apply the normal purchase and sale exemption and are not marked to market.

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the nine months ended June 30, 2011 and 2010, the Company recorded a combined realized and unrealized (gain) loss of $13,792,563 and ($3,806,457), respectively, as a component of cost of goods sold.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

The effect of derivatives on the gross margin for the three and nine months ended June 30, 2011 and 2010 is summarized below:

	Balance Sheet Classification	Number of Bushels at June 30, 2011	June 30, 2011		September 30, 2010

Derivative Asset
Derivative asset, related party	Current Asset	-	$-		$688,039
Derivative liability	Current Liability	-	$-		$75,125
Derivative liability, related party
	Current Liability	4,213,542	$9,484		$-
	Current Asset	795,000	$(141,987)	$

	Statement of Operations Classification	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Realized losses (gains)	Cost of Goods Sold	$4,454,204	$(375,503)
Unrealized (gains) losses	Cost of Goods Sold	726,567	266,575
Net realized and unrealized (gains) losses		$5,180,771	$(108,928)

	Statement of Operations Classification	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010

Realized losses (gains)	Cost of Goods Sold	$13,065,996	$(2,585,808)
Unrealized (gains) losses	Cost of Goods Sold	$726,567	(1,220,649)
Net realized and unrealized (gains) losses		13,792,563	(3,806,457)

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

Effective January 1, 2011 the Company increased its estimate of useful life on a significant portion of its processing equipment; management believes this change of estimate more closely approximates the actual life.  This change in estimate is accounted for

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 2: Summary of Significant Accounting Policies (Continued)

on a prospective basis.  This change resulted in a decrease in depreciation expense, an increase to operating income, a decrease of net (loss) of approximately $1.8 million, and a decrease in (loss) per unit of $137 for the period ended June 30, 2011.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.   Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at June 30, 2011.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	June 30, 2011	September 30, 2010

Raw materials – corn	$5,243,247	$3,796,261
Supplies and chemicals	2,204,141	1,716,922
Work in process	2,235,008	1,484,157
Finished goods	3,960,332	1,015,813
Total	$13,642,728	$8,013,153

Note 4:                      Members’ Equity

At June 30, 2011 and September 30, 2010 outstanding member units were:
A Units	8,805

B Units	3,334

C Units	1,000

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

AgStar

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the loan include a variable interest rate based on LIBOR plus 3.65% for each advance under the Credit Agreement.  On August 1, 2009, the loan was segmented into an amortizing term facility of $101,000,000, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.    The Credit Agreement requires compliance with certain financial and nonfinancial covenants.  As of June 30, 2011, the Company is in compliance with all required covenants. Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 requires monthly principal payments which began on March 1, 2010.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility agreement matures on March 31, 2012. Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of June 30, 2011.

As of June 30, 2011 and September 30, 2010, the outstanding balance under the Credit Agreement was $105,271,901 and $114,616,721 respectively.  In addition to all the other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the Fiscal 2010, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  An excess cash flow payment of $4,000,000 for Fiscal 2010 is due and payable in four equal installments in Fiscal 2011.  Under the terms of the Credit Agreement, the remaining balance of the excess cash flow (included in the outstanding balance listed above) at June 30, 2011 was $1,000,000, to be paid on September 30, 2011. The excess cash flow payment was modified by the Second Amendment to the Amended and Restated Credit Agreement dated June 30, 2011, whereby the Company also agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 6:                      Notes Payable

Notes payable consists of the following as June 30, 2011 and September 30, 2010:

	June 30, 2011	September 30, 2010
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 2016 on the non-forgivable portion. (A)	$287,500	$-

$200,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	13,333	28,333

Note payable to affiliate Bunge N.A. Holdings Inc. (“Holdings”), bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.96% at June 30, 2011); maturity on August 31, 2014.	30,438,805	29,220,130

Note payable to affiliate ICM, Inc. (“ICM”), bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.96% at June 30, 2011); maturity on August 31, 2014.	10,481,102	10,061,472

Term facility and term revolver payable to AgStar bearing interest at LIBOR plus 4.45%, with a 6.00% floor (6.00% at June 30, 2011); maturity on August 1, 2014.	85,771,901 10,000,000	95,366,726 10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at June 30, 2011), maturing March 31, 2012.	9,500,000	9,250,000

Capital leases payable to AgStar bearing interest at 3.088% maturing May 15, 2013.	33,106	-

Revolving line of credit payable to affiliate Holdings bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.69% at June 30, 2011).	3,000,000	-

Less current maturities	149,525,748 (22,370,975)	153,926,661 (18,058,574)
Total long term debt	$127,154,773	$135,868,087

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

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 6: Notes Payable (continued)

Approximate aggregate maturities of notes payable as of June 30, 2011 are as follows:

Year Ended June 30,
2012	$22,370,975
2013	9,255,170
2014	9,807,839
2015	108,074,264
2016	17,500
Total	$149,525,748

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 7: Fair Value Measurement (continued)

	June 30, 2011
	Total	Level 1		Level 2	Level 3
Readily marketable inventories (corn)	$5,243,247			$5,243,247
Derivative financial instruments
Corn forward contracts asset (liability)	$(9,484)	$	---	$(9,484)	$	---

Corn futures & exchange traded options asset ( liability)	$141,988			$141,988	$	---
	$5,375,751	$	---	$5,375,751	$	---

	September 30, 2010
	Total	Level 1		Level 2		Level 3
Derivative financial instruments
Corn forward contracts asset (liability)	$688,039	$	---		$688,039	$	---

Corn futures & exchange traded options asset (liability)	$(75,125)		$(75,125)	$	---	$	---
	$612,914		$(75,125)		$688,039	$	---

Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

For the quarter ending June 30, 2011, the Company evaluated the markets that it participates in for the measurement of fair value at the representative market value.  The activity that occurred on June 30, 2011 showed a significant decrease in the transaction volume  from normal activity, the indexes that were previously highly correlated with the fair values of the assets and liabilities were demonstrably uncorrelated with recent indications of fair value for those assets and liabilities.  As a result of these conditions, we concluded that transactions or quoted prices were not representative of fair value and opted to choose a fair value measurement criteria or pricing information that were more representative of the fair value of those items on June 30, 2011 based on the Company’s local market pricing  on July 5, 2011.  Consequently, corn futures and exchange traded options asset (liability) transferred from Level 1 to Level 2 due to the decrease in market activity for these assets.

Note 8:                      Incentive Compensation

The Company has a unit appreciation plan which provides that the Board of Directors may make awards of equity participation units (“EPUs”) to employees from time to time, subject to vesting provisions as determined for each award.   The EPUs are valued at book value. The Company had five unvested EPUs outstanding under this plan as of June 30, 2011, which will be vest three years from the date of the award.  During the nine months ended June 30, 2011 and 2010, the Company recorded compensation expense related to this plan of approximately $3,889, and none, respectively.  As of June 30, 2011 and September 30, 2010, the Company had a liability of approximately $3,889 and none, respectively, outstanding as deferred compensation and has approximately $16,666 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.  The liability under the plan is recorded at fair market value on the balance sheet based on the market price of our equity units as of September 30, 2010.

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

The Company entered into a revolving note with Holdings dated August 26, 2009 (the “Holdings Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest will accrue at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of  June 30, 2011 and September 30, 2010, the balance outstanding was $3,000,000 and $0, respectively, under the Holdings Revolving Note.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  The lease was terminated on May 1, 2011. Expenses for the three and nine months ended June 30, 2011 were $66,667 and $467,063, respectively, under the Lease Agreement. Expenses for the three and nine months ended June 30, 2010 were $200,001 and $600,003, respectively,  under the Lease Agreement

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same, up to the facility’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement, which commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $621,290 and $1,193,818 during the three and nine months ended June 30, 2011, respectively, and $203,642 and $533,246 during the three and nine months ended June 30, 2010, respectively, under the Ethanol Agreement.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and nine months ended June 30, 2011 and 2010 were $75,000 and $225,000, respectively.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three and nine months ended June 30, 2011 were $1,215,519 and $3,639,866, respectively.   Expenses for the three and nine months ended June 30, 2010 were $1,215,505 and $3,646,515, respectively.

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and nine months ended June 30, 2011 were $33,452 and $59,375, respectively.   There were no expenses for the three and nine months ended June 30, 2010.

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

On June 17, 2010, the Company issued the a term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of June 30, 2011 and September 30, 2010, there was $10,481,102 and $10,061,000 outstanding under the ICM Term Note, respectively, and approximately $347,623 and $139,000 of accrued interest due to ICM as of June 30, 2011 and September 30, 2010, respectively.

Additionally, to induce ICM to agree to the ICM Term Note, the Company entered into an equity agreement with ICM (the “ICM Equity Agreement”) on June 17, 2010, whereby ICM (i) retains preemptive rights to purchase new securities in the Company, and (ii) receives 24% of the proceeds received by the Company from the issuance of equity or debt securities.

On July 13, 2010, the Company entered into a Joint Defense Agreement (the “Joint Defense Agreement”) with ICM, which contemplates that the Company may purchase from ICM one or more Tricanter centrifuges (the “Centrifuges”).  Because such equipment has been the subject of certain legal actions regarding potential patent infringement, the Joint Defense Agreement provides that: (i) that the parties may, but are not obligated to, share information and materials that are relevant to the common prosecution and/or defense of any such patent litigation regarding the Centrifuges (the “Joint Defense Materials”), (ii) that any such shared Joint Defense Materials will be and remain confidential, privileged and protected (unless such Joint Defense Materials cease to be privileged, protected or confidential through no violation of the Joint Defense Agreement), (iii) upon receipt of a request or demand for disclosure of Joint Defense Material to a third party, the party receiving such request or demand will consult with the party that provided the Joint Defense Materials and if the party that supplied the Joint Defense Materials does not consent to such disclosure then the other party will seek to protect any disclosure of such materials, (iv) that neither party will disclose Joint Defense Materials to a third party without a court order or the consent of the party who initially supplied the Joint Defense Materials, (v) that access to Joint Defense Materials will be restricted to each party’s outside attorneys, in-house counsel, and retained consultants, (vi) that Joint Defense Materials will be stored in secured areas and will be used only to assist in prosecution and defense of the patent litigation and (vii) if there is a dispute between us and ICM, then each party waives its right to claim that the other party’s legal counsel should be disqualified by reason of this the Joint Defense Agreement or receipt of Joint Defense Materials.  The Joint Defense Agreement will terminate the earlier to occur of (x) upon final resolution of all patent litigation and (y) a party providing ten (10) days advance written notice to the other party of its intent to withdraw from the Joint Defense Agreement.  No payments have been made by either party under the Joint Defense Agreement.

On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM installed the equipment at the Company’s ethanol plant in Council Bluffs, Iowa.  As of June 30, 2011 and September 30, 2010, the Company has paid $2,592,500 and $0, respectively, related to the Tricanter Agreement.

Note 10:                 Commitments

The Company entered into a steam contract with an unrelated party on January 1, 2009 under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses under this agreement during the three and nine months ended June 30, 2011 were $3,157,766 and $8,056,422, respectively.  Expenses during the three and nine months ended June 30, 2010 were $2,822,719 and $5,438,251, respectively.

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 11:                        Major Customers

On August 20, 2009, the Company entered into the Ethanol Agreement for marketing, selling, and distributing all of the ethanol and distillers grains with solubles produced by the Company.  The Company has expensed $763,087 and $1,349,325 in marketing fees under this agreement for the three and nine months ended June 30, 2010, respectively.  During the three and nine months ended June 30, 2011, the Company expensed $1,071,009 and $2,420,334, respectively, for marketing fees. Revenues with this customer were $92,829,446 and $233,021,595, respectively, for the three and nine months ended June 30, 2011.   Revenues with this customer were $48,769,873 and $151,495,495, respectively, for the three and nine months ended June 30, 2010.  Trade accounts receivable due from this customer were $18,420,984 and $23,392,670 at June 30, 2011 and September 30, 2010, respectively.

Note 12:                        Contingent Liability

On March 24, 2011, the Company received a letter from the Environmental Protection Agency (the “EPA”) alleging violations of environmental regulations which could lead to the imposition of a civil penalty.  In the letter, EPA offered the Company an opportunity to negotiate a resolution of the matter.  The Company and EPA are currently attempting to negotiate a resolution and, to that end, the Company will be providing additional information to the EPA regarding the alleged violations.  Based on the information available as of June 30, 2011, the Company established a reserve of $100,000 in anticipation of the potential for assessment of a civil penalty in this matter. The violations alleged in the letter have been addressed and the Company is aware of no ongoing violations with respect to the matters addressed in the letter.

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

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.

	Three Months Ended June 30, 2011 (Unaudited)(1)			Three Months Ended June 30, 2010 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Date
Revenues	$94,853,474	100%	$3.08	$48,769,873	100%	$1.83
Cost of Goods Sold
Material Costs	77,342,375	82%	2.52	32,289,897	66%	1.21
Variable Production Exp.	8,163,343	9%	.27	7,315,488	15%	.28
Fixed Production Exp.	7,286,251	8%	.24	8,228,602	17%	.31
Gross Margin	2,061,505	1%	0.07	935,886	2%	.03
General and Administrative Expenses	933,741	1%	0.03	1,154,939	2%	0.04
Other Expense	2,414,926	3%	0.08	2,154,032	4%	0.08
Net Loss	$(1,287,162)	(3%)	$(0.04)	$(2,373,085)	(4%)	$(0.09)

(1)	Includes ethanol and distillers grains converted to gallons.

Income Statement Data

	Nine Months Ended June 30, 2011 (Unaudited)(1)			Nine Months Ended June 30, 2010 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons

Revenues	$236,555,894	100%	$2.76	$151,495,495	100%	$1.86
Cost of Goods Sold
Material Costs	182,132,186	77%	2.12	104,623,873	69%	1.28
Variable Production Exp.	22,794,605	10%	.27	21,274,874	14%	.26
Fixed Production Exp.	23,455,646	10%	.27	20,161,776	13%	.25
Gross Margin	8,173,457	3%	0.10	5,434,972	4%	.07
General and Administrative Expenses	3,293,090	1%	0.04	3,651,647	2%	0.04
Other Expense	7,237,879	3%	0.08	6,454,517	5%	0.08
Net Loss	$(2,357,512)	(1%)	$(0.02)	$(4,671,192)	(3%)	$(0.05)

(1)	Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains and corn oil.  The following chart displays statistical information regarding our revenues.  The increase in revenue in the third quarter of our fiscal year ending September 30, 2011 (“Fiscal 2011”) over the third quarter of our fiscal year ended September 30, 2010 (“Fiscal 2010”) was due to the average price per gallon increasing by approximately $1.00 with 4.1 million additional gallons being shipped between the two quarters.  Also included in the increase was a increase in the dry distiller’s grains (“DDG”) average price per ton of approximately $92.  In addition, we introduced corn oil into our revenue stream.  The increase in revenue in the first nine months of Fiscal 2011 versus 2010 was due to the average price per gallon increasing by approximately $0.68 with 4.15 million additional gallons being shipped in the first nine months of Fiscal 2011 and included in the increase was an increase in the DDG average price per ton of approximately $63, as well as the introduction of corn oil into our revenue stream.

	Three Months Ended June 30, 2011 (Unaudited)			Three Months Ended June 30, 2010 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	30,703,782	82%	$2.53	26,587,530	84%	$1.53
Dry Distiller’s Grains	70,926	16%	$194.74	74,218	17%	$102.719
Corn Oil	2230	2%	$907.64	-	0%	$-

	Nine Months Ended June 30, 2011 (Unaudited)			Nine Months Ended June 30, 2010 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	85,766,206	81%	$2.24	81,613,633	84%	$1.56
Dry Distiller’s Grains	227,968	18%	$166.69	222,599	16%	$103.63
Corn Oil	3,958	1%	$892.95	-	0%	$-

Cost of Goods Sold

Our cost of goods sold increased $1.23 per gallon produced in the third quarter of Fiscal 2011 over the third quarter of Fiscal 2010.  Our two primary costs of producing ethanol, distillers grains and corn oil are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.  Our corn prices during the third quarter of Fiscal 2011 and Fiscal 2010 were an average price of $6.77 and $3.35 per bushel, respectively, and we generated an increase in Fiscal 2011 and a decrease in Fiscal 2010 in our corn costs due to realized and unrealized gains on our hedging activities during the three months ended June 30, 2011 and 2010, respectively.  Our average price of corn ground was approximately $6.70 and $3.25 per bushel in the third quarter, 2011 and 2010, respectively.  Although our corn cost increased, our average steam and natural gas energy cost of $4.82 and $4.75 per MMBTU in the third quarter of Fiscal 2011 and Fiscal 2010, respectively, increased marginally.

Our cost of goods sold increased $0.87 per gallon produced in the first nine months of Fiscal 2011 over the first nine months of Fiscal 2010.  Our corn prices during the first nine months of Fiscal 2011 and Fiscal 2010 were an average price of $5.11 and $3.48 per bushel, respectively, and we generated an increase in Fiscal 2011 and a decrease in Fiscal 2010 in our corn costs due to realized and unrealized gains on our hedging activities during the nine months ended June 30, 2011 and 2010, respectively.  Our average price of corn ground was approximately $5.52 and $3.47 per bushel in the first nine months of 2011 and 2010, respectively.  Although our corn cost increased, our average steam and natural gas energy cost of $4.76 and $4.91 per MMBTU in the first nine months of Fiscal 2011 and Fiscal 2010, respectively, increased marginally.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues remained steady at 1% of revenues in comparing the three months and six months ending June 30, 2011 and 2010.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain steady to slightly decreasing during the last quarter of Fiscal 2011.

Other (Expenses)

Our other expenses for the three and nine months ended June 30, 2011 showed a slight increase as compared to the same periods of Fiscal 2010 due to increased interest expense.   Other expenses include interest expense, interest income, rental income and miscellaneous income.

Net (Loss)

Our net loss from operations for the three and nine months ended June 30, 2011 and 2010 remained steady at 1% of revenues.  The same level of net loss generated during the first two quarters of Fiscal 2011 resulted from improved gross margins which offset increased interest expense.

Liquidity and Capital Resources

We entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  As of June 30, 2011, we have an outstanding balance of $105,271,901 under our Credit Agreement.  We also agreed to pay, beginning at the end of Fiscal 2010, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  The excess cash flow payment was modified by the Second Amendment to the Amended and Restated Credit Agreement dated June 30, 2011, whereby we agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of our Excess Cash Flow, up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.    In addition to compliance with the borrowing base, we are subject to working capital, tangible net worth and tangible owner’s equity covenants under the Credit Agreement.

Under our $15 million revolving line of credit with the Lenders (the “Revolving LOC”), we have borrowed $9,500,000, with an additional $5,500,000 available at June 30, 2011.  There were no outstanding letters of credit as of June 30,  2011.  We are also relying on receipt of our accounts receivable to help fund operations.  Our Revolving LOC was renewed on June 30, 2011 through March 31, 2012.

 In addition, we have entered into a Subordinated Revolving Credit Note (the “Revolving Note”) with Bunge N.A. Holdings Inc. (“Holdings”) effective August 26, 2009 providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of June 30, 2011, we had $3,000,000 outstanding under the Revolving Note.  Except as otherwise agreed, we are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note.

Because corn oil prices have increased and ethanol spot prices have increased approximately $0.90 a gallon since mid 2010, we believe operating margins will be break-even to slightly positive over the next two to three quarters.  We anticipate margins will remain under pressure for the foreseeable future as ethanol production increases as a result of acquisitions of troubled plants by profitable and larger entities, the commencement of operations of a few remaining projects that are under construction, and the current undersupply of corn in the market.  In addition, cash flow from operations may not allow us to continue to make our principal payments under the Credit Agreement.  We may be dependent upon our lines of credit to make these payments.  We may similarly use our line of credit to hedge corn, natural gas and ethanol.  The volatility in the commodities markets has resulted in wide swings in margins for ethanol production, and therefore our financial performance is impossible to predict.

Primary Working Capital Needs

Cash provided by operations for the nine months ended June 30, 2011 and 2010 was $12,502,074 and $3,576,975, respectively.  Cash has been used primarily to fund cyclical inventory buildup in the first three quarters of Fiscal 2011 and Fiscal 2010.  For the nine months ended June 30, 2011 and 2010, net cash (used in) investing activities was ($2,917,421) and ($1,823,023), respectively, primarily related to additional equipment purchases.  For the nine months ended June 30, 2011 and 2010, cash (used in) financing activities was ($6,114,227) and ($3,443,935), respectively.  This cash was used to pay down previous borrowings.
During the quarter which will end September 30, 2011, we estimate that we will require approximately $75,000,000 or more for our primary input of corn and $4,500,000 for our energy sources of steam and natural gas.  We have up to $5,500,000 in revolving credit available under our revolving credit to support our working capital needs.

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

The price of corn has been volatile the past two years. Since September, 2009, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $3.71 per bushel. As of July 13, 2011, the CME near-month corn price for July, 2011 was $7.25 per bushel. We believe the increase in corn prices was primarily due to short supply and the United States Department of Agriculture (“USDA”) corn acreage report that came out on July 12, 2011.  Increasing corn prices will negatively affect our costs of production, however, we also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

On July 12, 2011, the USDA increased in its original forecast of the amount of corn to be used for ethanol production during the current marketing year (2010-11), to a total of 5.05 billion bushels. The forecast is 571 million bushels more than used last year.  The USDA cited record ethanol use in June, 2011, continuing recovery in the production of gasoline blends with ethanol, and more favorable blender margins as reasons for the increase. In the July, 2011 update, the USDA decreased the projection of U.S. corn exports for the current marketing year by 1.12 billion bushels.  This projection is 25 million bushels less than the projection of last fall and 361 million less than the record exports of 2007-08.

 The USDA report for crop year 2010 (the period of September, 2010 through August, 2011) has projected the season-average farm price of corn at $5.20 to $5.60 per bushel.  This compares with the 2007-08 season-average record of $4.20 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  For the past two years as of June, 2011 according to ProExporter, the average U.S. ethanol price was $1.91 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.35 per gallon or approximately $0.44 per gallon above ethanol prices.  During the third quarter of Fiscal 2011, the average U.S. ethanol price was $2.64 per gallon.  For the same time period, U.S. wholesale gasoline prices averaged $3.23 per gallon, or approximately $.58 per gallon above ethanol prices.

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

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in 2007 legislation.  Theses supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the Renewable Fuel Standard (“RFS”).  The U.S. Environmental Protection Agency (the "EPA") is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  This requirement does not apply just to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as "renewable biomass".  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline.  The RFS mandate level for 2011 of 12.6 billion gallons approximates current domestic production levels. The 2012 RFS mandate is for 15.2 billion gallons of renewable fuels.  The EPA has issued proposed allocations of classes of renewable fuels, which are not yet final.   Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the blender’s credit and the RFS.  Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices.  Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely.  A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

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

Risks Related to Government Support and Subsidy

As noted above, VEETC is set to expire on December 31, 2011.  The ongoing debate in budget discussions in the U.S. Congress provides uncertainty as to whether or not VEETC will be extended, and there have been proposals to eliminate it.  If this tax credit is not renewed before the end of 2011, it likely would have a negative impact on the price of ethanol and the demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending occurs when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, due to the RFS, demand for ethanol may continue to mirror the RFS requirement, even if the VEETC is not renewed past 2011.  If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

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

Competition

We believe that the competition in the ethanol market will continue to increase in the near term due to the refitting of plants, reopening of idled plants, and the competitive dynamics of the fuel industry.  Consolidation and recapitalization continue to occur within the ethanol industry; and companies are now emerging with more liquidity and less debt.  We believe the increased capacity, and current competitive dynamics of the fuels market, we believe, will help ethanol prices remain steady to slightly higher in the near term.

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

We sell ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  Our products are generally shipped FOB loading point.  Our ethanol sales are handled through our ethanol agreement with Bunge North America, Inc. (“Bunge”).  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles are sold through our agreement with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by us for the sale of ethanol and co-products are included in cost of goods sold.

•	Incentive Compensation Plan

We established an equity incentive compensation plan (the "Plan") under which employees may be awarded equity appreciation units and equity participation units.  The Plan is designed to allow participants, who consist of any officer or employee, to share in our value through the issuance of equity participation units and/or unit appreciation rights. Such awards do not include actual equity ownership of our Company.  Costs of the Plan are amortized over the vesting period set for each award.  The units outstanding at this time vest three years from the grant date.  The liability under the Plan is recorded at fair market value on the balance sheet based on the market price of our equity units as of September 30, 2010.

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

We enter into short-term cash, options and futures contracts as a means of securing corn for the ethanol plant and managing exposure to changes in commodity prices.  In addition, from time to time, we enter into derivative contracts to hedge the exposure to price risk as it relates to ethanol sales.  We maintain a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market fluctuations.  Our specific goal is to protect ourselves from large moves in commodity costs.  All derivatives will be designated as non-hedge derivatives and the contracts will be accounted for as mark to market.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at June 30, 2011.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (our principal financial officer), Karen Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of June 30, 2011.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ended June 30, 2011.

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

10.50	Amendment No. 01 dated March 9, 2007 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 10, 2006).
10.51	Amendment No. 02 dated May 30, 2008 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 10, 2006).
10.52
Base Agreement dated August 27, 2008 between Southwest Iowa Renewable Energy, LLC and Cornerstone Energy, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 2, 2008).

10.53
Ethanol Purchase Agreement dated December 15, 2008 with Bunge North America, Inc.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on December 22, 2008).

10.54	Risk Management Services Agreement dated December 15, 2008 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on December 22, 2008).
10.55
Grain Feedstock Supply Agreement dated December 15, 2008 with AGRI-Bunge, LLC.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 22, 2008).

10.56
Subordinated Revolving Credit Note made by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 2, 2009).

10.57
Employment Agreement dated August 27, 2009 between Southwest Iowa Renewable Energy, LLC and Mr. Brian T. Cahill (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on September 2, 2009).

10.58
Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.61 of Amendment No. 1 of Form S-1 by the Company filed by the Company on February 24, 2011).

10.59
Second Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.62 of Amendment No. 1 of Form S-1 by the Company filed by the Company on February 24, 2011).

10.60
Third Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.63 of Amendment No. 1 of Form S-1 by the Company filed by the Company on February 24, 2011).

10.61
Fourth Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.64 of Amendment No. 1 of Form S-1 by the Company filed by the Company on February 24, 2011).

10.62
Separation Agreement and Release of All Claims Agreement between Southwest Iowa Renewable Energy, LLC and Cindy Patterson (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on July 2, 2009).

10.63
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

10.65
Loan Satisfaction Agreement, by and among Southwest Iowa Renewable Energy, LLC, ICM, Inc., and Commerce Bank, N.A., dated June 17, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 23, 2010).

10.66
Negotiable Subordinated Term Loan Note issued by Southwest Iowa Renewable Energy, LLC in favor of ICM, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 23, 2010).

10.67
ICM, Inc. Agreement – Equity Matters, by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.68
Subordinated Term Loan Note issued by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on June 23, 2010).

10.69
Bunge Agreement - Equity Matters by and between Southwest Iowa Renewable Energy, LLC and Bunge N.A. Holdings, Inc. date effective August 26, 2009. (incorporated by reference to Exhibit 10.72 to Form S-1/A filed by the Company on February 24, 2011).

10.70
First Amendment to Bunge Agreement – Equity Matters, by and between Bunge N.A. Holdings, Inc. and Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.71
Subordination Agreement, by and among Bunge N.A. Holdings, Inc., ICM, Inc., and AgStar Financial Services, PCA and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Company on June 23, 2010).

10.72
Intercreditor Agreement, by and between Bunge N.A. Holdings, Inc. and ICM, Inc. and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010. (incorporated by reference to Exhibit 10.7 of Form 8-K filed by the Company on June 23, 2010).

10.73	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).
10.74	Joint Defense Agreement between ICM, Inc. and Southwest Iowa Renewable Energy, LLC dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).
10.75
Tricanter Purchase and Installation Agreement by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.76
Corn Oil Agency Agreement by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC effective as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 30, 2010).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.77
Second Amendment to Amended and Restated Credit Agreement by and among Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA, the Banks named therein, effective as of June 30, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2011).

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: August 5, 2011	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: August 5, 2011	/s/ Karen L. Kroymann
Controller and Principal Financial Officer