Form 10-Q
period 2011-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2012-01-30
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 31, 2011, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.                                Unaudited Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
ASSETS	December 31, 2011	September 30, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$7,353,932	$11,006,590
Restricted cash	301,741	301,361
Accounts receivable	318,728	224,176
Accounts receivable, related party	16,460,473	17,642,245
Due from broker	1,626,070	3,428,450
Inventory	12,447,055	11,198,147
Derivative financial instruments, related party	7,282	0
Prepaid expenses and other	1,504,243	1,107,354
Total current assets	40,019,524	44,908,323

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	203,965,704	203,749,761
Office and Other Equipment	742,360	742,360
Total Cost	206,772,154	206,556,211
Accumulated Depreciation	(45,147,143)	(42,293,441)
Net property and equipment	161,625,011	164,262,770

Other Assets
Financing costs, net of amortization of $2,446,577 and $2,341,400	1,672,472	1,538,733
Total other assets	1,672,472	1,538,733
Total Assets	$203,317,007	$210,709,826
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	December 31, 2011	September 30, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$1,578,703	$2,090,561
Accounts payable, related parties	4,053,367	5,239,128
Derivative financial instruments, related party	-	2,097,075
Derivative financial instruments	576,688	2,875,075
Accrued expenses	2,285,432	2,615,092
Accrued expenses, related parties	4,432,606	3,831,583
Current maturities of notes payable	12,897,698	21,236,780
Total current liabilities	25,824,494	39,985,294
Long Term Liabilities
Notes payable, less current maturities	119,198,464	121,400,805
Other	575,011	600,010
Total long term liabilities	119,773,475	122,000,815
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 Units issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(18,755,073)	(27,750,394)
Total members’ equity	57,719,038	48,723,717
Total Liabilities and Members’ Equity	$203,317,007	$210,709,826
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations (Unaudited)
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010

Revenues	$95,196,683	$62,265,743
Cost of Goods Sold
Cost of goods sold-non hedging	85,816,377	58,144,413
Realized & unrealized hedging (gains) and losses	(3,390,641)	887,819
Cost of Goods Sold	82,425,736	59,032,232

Gross Margin	12,770,947	3,233,511

General and Administrative Expenses	1,312,817	1,200,888

Operating Income	11,458,130	2,032,623

Other (Income) Expense
Interest income	(4,717)	(3,972)
Interest expense	2,474,364	2,439,563
Miscellaneous income	(6,838)	(6,650)
Total Other Expense	2,462,809	2,428,941

Net Income (Loss)	$8,995,321	$(396,318)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139
Net income (loss) per unit–basic & diluted	$684.63	$(30.16)

         Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows
	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$8,995,321	$(396,318)
Adjustments to reconcile net (loss) to net cash provided by (used in)
operating activities: Depreciation	2,853,703	4,849,211
Amortization	105,177	7,937
(Increase) decrease in current assets: Accounts receivable	1,087,220	6,065,771
Inventories	(1,248,908)	(6,638,570)
Prepaid expenses and other	(599,552)	(691,664)
Derivative financial instruments	(2,104,357)	(11,447,231)
Due from broker	1,802,380	(2,599,531)
Decrease in other non-current liabilities	(24,999)	-
Increase (decrease) in current liabilities:
Accounts payable	(1,697,619)	686,118
Derivative financial instruments	(2,298,387)	3,694,625
Accrued expenses	271,363	1,905,157
Net cash provided by (used in) operating activities	7,141,342	(4,474,497)
Cash Flows from Investing Activities
Purchase of property and equipment	(215,943)	(2,376,052)
Increase in restricted cash	(380)	(300,000)
Net cash (used in) investing activities	(216,323)	(2,676,052)
Cash Flows from Financing Activities
Payments for financing costs	(36,254)	(30,137)
Proceeds from borrowings	1,000,000	7,151,995
Payments on borrowings	(11,541,423)	(2,191,258)
Net cash (used in) financing activities	(10,577,677)	(5,108,742)
Net increase (decrease) in cash and cash equivalents	(3,652,658)	(2,041,807)

Cash and Equivalents—Beginning of Period	11,006,590	3,432,544
Cash and Equivalents—End of Period	$7,353,932	$1,390,737

Supplemental Disclosures of Noncash Investing
And Financing Activities
Use of deposit for purchase of assets	$202,662	$1,142,388
Accrued interest included in long term debt	$-	$810,249
Cash Paid for Interest	$2,447,889	$1,517,572

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements (unaudited) December 31, 2011

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February 2009.  The Company operates at 100% of its 110 million gallon nameplate capacity.  The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The balance sheet as of September 30, 2011 was derived from the Company’s audited balances as of that date.  The accompanying financial statements as of and for the three months ended December 31, 2011 and 2010 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2011 (“Fiscal 2011”) contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Financing Costs

Financing costs incurred in obtaining debt financing are recorded at cost.  The Company began amortizing these costs using the effective interest method over the terms of the agreements.  Costs associated with the debt financing in progress are capitalized and will be accounted for over the term of the final agreement or written off if the financing agreements do not occur.

Concentration of Credit Risk

The Company’s cash balances are maintained in bank deposit accounts which at times may exceed federally-insured limits.  The Company has not experienced any losses in such accounts.

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “Customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, dried distillers grains and solubles, and modified wet distillers grains with solubles (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based on the market price to third parties.  Marketing fees, agency fees, and commissions due to

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 2:  Summary of Significant Accounting Policies (continued)

the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of December 31, 2011, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

Incentive Compensation Plan

The Company established an incentive compensation plan under which employees may be awarded equity appreciation units and equity participation units.  The fair value of the awards is amortized over the vesting period set for each award.  The units outstanding as of December 31, 2011 vest three years from the grant date.

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

Management has evaluated the Company’s contracts to determine whether the contracts are derivative instruments. Certain contracts that literally meet the definition of a derivative may be exempted from derivative accounting as normal purchases or normal sales.  Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business.  Contracts that meet the requirements of normal purchases or sales are documented as normal and exempted from the accounting and reporting requirements of derivative accounting.   Gains and losses on contracts that are designated as normal purchases or normal sales contracts are not recognized until quantities are delivered or utilized in production.

The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of December 31, 2011, the Company was committed to sell 3,617,566 gallons of ethanol and 42,150 tons of distillers grains and solubles.

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

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 2:  Summary of Significant Accounting Policies (continued)

Changes in fair value of our forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2011, the Company was committed to purchasing 3.234 million bushels of corn on a forward contract basis resulting in a total commitment of approximately $19,099,000.  These forward contracts had a fair value of approximately $19,106,000 at December 31, 2011.

In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.  All derivatives are designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts are considered economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

The Company is exposed to certain risks related to ongoing business operations.  The primary risks that the Company manages by using forward or derivative instruments are price risk on anticipated purchases of corn and sales of ethanol.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the three months ended December 31, 2011 and 2010, the Company recorded a combined realized and unrealized (gain) loss of ($3,390,641) and $887,819, respectively, as a component of cost of goods sold.

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

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 2:  Summary of Significant Accounting Policies (continued)

The effect of derivatives on the gross margin for the three months ended December 31, 2011 and 2010 is summarized below:

Balance Sheet Classification	Number of Bushels at December, 2011	Fair Value at December 31, 2011	Fair Value at September 30, 2011

Derivative Asset
Derivative financial instruments, related party	Current Asset/(current liability)	3,004,782	$7,282	$(2,097,075)
Derivative financial instruments	(Current Liability)	1,700,000	$576,687	$(2,875,075)

	Statement of Operations Classification	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010

Realized (gains) losses	Cost of Goods Sold	$(1,012,103)	$4,075,180
Unrealized (gains) losses	Cost of Goods Sold	4,402,744	(3,187,361)
Net realized and unrealized (gains) losses		$(3,390,641)	$887,819

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

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.  Effective January 1, 2011, the Company increased the estimate of useful life on a significant portion of its processing equipment.  This change in estimate is accounted for on a prospective basis.  This change resulted in a decrease in depreciation expense of approximately $0 compared with the three months ended December 31, 2010.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management found no event to have occurred that would trigger an evaluation of the plant for possible impairment on future cash flows from operations.

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

Net income (loss) per unit

Income (Loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments.  The Company believes it is not practical to estimate the fair value of debt.

Risks and Uncertainties

The Volumetric Ethanol Excise Tax Credit (“VEETC”) expired on December 31, 2011.  Given the ongoing debate in budget discussions in the U.S. Congress, it does not appear likely that the VEETC will be reinstated.  It is likely that the elimination of the VEETC will have a negative impact on the price of ethanol and the demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending occurs when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, due to the Renewable Fuels Standard (the “RFS”), demand for ethanol may continue to mirror the RFS requirement.  If the RFS is reduced or eliminated, the decrease in demand for ethanol related to the elimination of VEETC may be more substantial.

Note 3:  Inventory

Inventory is comprised of the following at:

	December 31, 2011	September 30, 2011

Raw materials – corn	$3,168,540	$1,737,842
Supplies and chemicals	2,361,991	2,167,919
Work in process	2,019,622	2,026,188
Finished goods	4,896,902	5,266,198
Total	$12,447,055	$11,198,147

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 4:  Members’ Equity

At December 31, 2011 and September 30, 2011 outstanding member units were:

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

Note 5:  Revolving Loan/Credit Agreements

AgStar

The Company entered into a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit.  Borrowings under the loan include a variable interest rate based on LIBOR plus 4.45% for each advance under the Credit Agreement.  On August 1, 2009, the loan was segmented into an amortizing term facility of $101,000,000, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  On September 1, 2011, the Company elected to convert 50% of the term note into a fixed rate loan of 6%.  The portion of the term loan not fixed and the term revolving line of credit accrues interest equal to LIBOR plus 4.45%, with a 6% floor. The Credit Agreement requires compliance with certain financial and nonfinancial covenants.

As of December 31, 2011, the Company was in compliance with all required covenants. Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The Company is required to maintain $8,000,000 of working capital ($20,861,238 at December 31, 2011) and maintain a tangible net worth (as defined by the Credit Agreement) of $93,705,925 ($102,462,334 at December 31, 2012) under the Credit Agreement.  The term credit facility of $101,000,000 requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility matures on March 31, 2012. Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory. The balance on the working capital line was $0 and $3,500,000 at December 31, 2011 and September 30, 2011 with $15,000,000 and $11,500,000 available for use at December 31, 2011 and September 30, 2011.   As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of December 31, 2011.

As of December 31, 2011 and September 30, 2011, the outstanding balance under the Credit Agreement was $89,227,969 and $96,753,936, respectively.  In addition to all the other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the year ended September 30, 2010 (“Fiscal 2010”), an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  The excess cash flow payment was modified by the Second Amendment to the Amended and Restated Credit Agreement dated June 30, 2011, whereby the Company also agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  An excess cash flow payment of $3,757,406 for Fiscal 2011 is due and payable in four equal installments in the year ending September 30, 2012 (“Fiscal 2012”).

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

Southwest Iowa Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 5:  Revolving Loan/Credit Agreements (continued)

On June 23, 2010, the Company amended and restated the Original Holdings Note by issuing a new note to Holdings (the “Holdings Note”), which increased the principal amount of such note to $28,107,000 (representing outstanding principal plus accrued interest payment date) and amended Holding’s right to proceeds from the sale or issuance of equity or debt securities during such time as Holdings holds Series U Units.  The Holdings Note is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  There are no Series U Units outstanding at December 31, 2011.  As of December 31, and September 30, 2011, there was $31,663,730 and $31,663,730 outstanding under the Holdings Note, respectively.  There was $1,067,147 and $425,500 of accrued interest (included in accrued expenses, related parties) due to Holdings as of December 31, 2011 and September 30, 2011, respectively.

The Company entered into a revolving note with Holdings dated August 26, 2009 (the “Holdings Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest accrues at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of December 31, 2011 and September 30, 2011, the balance outstanding was $0 and $3,000,000, respectively, under the Holdings Revolving Note.

ICM

On June 17, 2010, the Company issued a term note in the amount of $9,970,000  (the “ICM Term Note”) to ICM Inc. (“ICM”), which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of December 31, 2011 and September 30, 2011, there was $10,903,000 and $10,903,000 outstanding under the ICM Term Note, respectively, and approximately $367,454 and $146,500 of accrued interest due (included in accrued expense, related party) to ICM, respectively.

Notes Payable

Notes payable consists of the following as of December 31, 2011 and September 30, 2011:

	December 31, 2011	September 30, 2011
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 2016 on the non-forgivable portion. (A)	$272,500	$280,000

$200,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	3,333	8,333

Note payable to affiliate Holdings, bearing interest at LIBOR plus 7.50-10.5% (7.93% at December 31, 2011); maturity on August 31, 2014.	31,663,730	31,663,730

Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50-10.5% (7.93% at December 31, 2011); maturity on August 31, 2014.	10,902,885	10,902,885

Southwest Iowa Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 5:  Revolving Loan/Credit Agreements (continued)

Notes Payable (continued)

Term facility payable to AgStar bearing interest at LIBOR plus 4.45%, with a 6.00% floor (6.00% at December 31, 2011); maturity on August 1, 2014.	41,014,915 38,213,054	43,593,856 39,660,080

Term revolver payable to AgStar bearing interest at LIBOR plus 4.45%, with a 6.00% floor (6.00% at December 31, 2011); maturity on August 1, 2014.	10,000,000	10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at December 31, 2011), maturing March 31, 2012.	0	3,500,000

Capital leases payable to AgStar bearing interest at 3.088% maturing May 15, 2013.	25,746	28,701

Revolving line of credit payable to affiliate Holdings bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.74% at December 31, 2011).	0	3,000,000
Less current maturities	132,096,163 (12,897,698)	142,637,585 (21,236,780)
Total long term debt	$119,198,465	$121,400,805

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

Aggregate maturities of notes payable as of December 31, 2011 are as follows:

Year Ended December 31,
2012	$ 12,897,698
2013	10,561,249
2014	108,604,716
2015 2016	30,000 2,500
Total	$ 132,096,163

Southwest Iowa Southwest Iowa Renewable Energy, LLC
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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

December 31, 2011

	Total	Level 1		Level 2		Level 3
Derivative financial instruments
Corn forward contracts asset (liability)	$7,282	$	---		$7,282	$	---

Corn futures & exchange traded options asset ( liability)	$(576,688)		$(576,688)	$	---	$	---
	$2,599,134		$(576,688)		$7,282	$	---

Southwest Iowa Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 6:  Fair Value Measurement (continued)

September 30, 2011

	Total	Level 1		Level 2		Level 3
Derivative financial instruments
Corn forward contracts asset (liability)	$(2,097,075)	$	---		$(2,097,075)	$	---

Corn futures & exchange traded options asset ( liability)	$(2,875,075)		$(2,875,075)	$	---	$	---
	$(4,972,150)		$(2,875,075)		$(2,097,075)	$	---

Note 7:  Incentive Compensation

The Company has a unit appreciation plan which provides that the Board of Directors may make awards of equity participation units (“EPUs”) to employees from time to time, subject to vesting provisions as determined for each award.   The EPUs are valued at book value. The Company had fourteen unvested EPUs outstanding under this plan as of December 31, 2011, which will vest three years from the date of the award.  During the three months ended December 31, 2011 and 2010, the Company recorded compensation expense related to this plan of approximately $2,552, and $566, respectively.  As of December 31, 2011 and September 30, 2011, the Company had a liability of approximately $7,815 and $5,264, respectively, outstanding as deferred compensation and has approximately $46,141 as of December 31, 2011 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.  The liability under the plan is recorded at fair market value on the balance sheet based on the book value of the Company’s equity units as of December 31, 2011.

Note 8:  Related Party Transactions

Bunge

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Company, Bunge purchased the only Series B Units under an arrangement whereby the Company would (i) enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Company’s Third Amended and Restated Operating Agreement (the “Operating Agreement”), the Company may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change its status from one which is managed by managers, or vice-versa, (v) repurchase or redeem any Series B Units, (vi) take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of the Company’s Units or to a transferee which is a direct competitor of Bunge.

Holdings agreed to extend the Company the Original Holdings Note, due on August 31, 2014, repayment of which is subordinated to the Credit Agreement.  On June 23, 2010, the Company amended and restated the Original Holdings Note by issuing the Holdings Note to Holdings, which increased the principal amount of such note to $28,107,000 (representing outstanding principal plus accrued interest) and amended Holding’s right to proceeds from the sale or issuance of equity or debt securities during such time as Holdings holds Series U Units.  The Holdings Note is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  As of December 31, 2011 and September 30, 2011, there was $31,663,730 outstanding under the Holdings Note, $1,067,147 and $425,500 of accrued interest due to Holdings, respectively.

Southwest Iowa Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 8:  Related Party Transactions (continued)

The Company entered into the Holdings Revolving Note dated August 26, 2009, providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest will accrue at the rate of 7.5-10.5 percent over six-month LIBOR (with a floor of 3.00%).  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Holdings Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of December 31, 2011 and September 30, 2011, the balance outstanding was $0 and $3,000,000, respectively, under the Holdings Revolving Note.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  The lease was terminated on May 1, 2011. Expenses for the three months ended December 31, 2011 and 2010 were $0 and $200,001, respectively, under the Lease Agreement.

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same, up to the facility’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement, which commenced August 20, 2009, is three years and it will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company incurred expenses of $612,873 and $253,960 during the three months ended December 31, 2011 and 2010, respectively, under the Ethanol Agreement.  A new ethanol agreement with Bunge took effect on January 1, 2012 and runs through August 31, 2014.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended December 31, 2011 and 2010 were $75,000.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended December 31, 2011 and 2010 and were $1,216,190 and $1,208,690, respectively.

Our ethanol facility (the “Facility”) needs approximately 39.3 million bushels of corn per year, or approximately 108,000 bushels per day, as the feedstock for its dry milling process.  During Fiscal 2011 and 2010, we purchased 40.11 and 40.85 million bushels of corn, respectively, which was obtained primarily from local markets.  To assist in our securing the necessary quantities of grain for our plant, we entered into a Grain Feedstock Supply Agreement dated December 15, 2008 (the “Supply Agreement”) with AGRI-Bunge, LLC (“AB”), an affiliate of our significant equity holder Bunge.  AB has since assigned its rights under the Supply Agreement to Bunge.  Under the Supply Agreement, Bunge provides us with all of the corn we need to operate our ethanol plant, and we have agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  We pay Bunge a per-bushel fee for corn procured by Bunge for us under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.  The Company expensed $337,519 and $299,088 in fees during the three months ended December 31, 2011 and 2010.

The Company entered into the DG Agreement dated October 13, 2006 with Bunge, under which Bunge is obligated to purchase from the Company and the Company is obligated to sell to Bunge all distillers grains produced at the Facility.  If the Company finds another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, it can ask Bunge to either market directly to the other purchaser or market to another purchaser on the same terms and pricing.  The Company expensed $483,511 and $332,278 in fees during the three months ended December 31, 2011 and 2010, respectively.

 The initial ten year term of the DG Agreement began February 1, 2009.  The DG Agreement automatically renews for additional three year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 8:  Related Party Transactions (continued)

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

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended December 31, 2011 and 2010 were $42,077 and $4,339, respectively.

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

On June 17, 2010, the Company issued the ICM Term Note in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of December 31, 2011 and September 30, 2011, there was approximately $10,903,000 and $10,903,000 outstanding under the ICM Term Note, respectively, and approximately $367,454 and $146,500  of accrued interest due to ICM as of December 31, 2011 and 2010, respectively.

Additionally, to induce ICM to agree to the ICM Term Note, the Company entered into an equity agreement with ICM (the “ICM Equity Agreement”) on June 17, 2010, whereby (i) ICM retains preemptive rights to purchase new securities in the Company, and (ii) the Company must use 24% of the proceeds received by the Company from the issuance of equity or debt securities to redeem any Series C Units ICM holds from converting debt under the ICM Term Note.

On July 13, 2010, the Company entered into a Joint Defense Agreement (the “Joint Defense Agreement”) with ICM, which contemplates that the Company may purchase from ICM one or more Tricanter centrifuges (the “Centrifuges”).  Because such equipment has been the subject of certain legal actions regarding potential patent infringement, the Joint Defense Agreement provides that: (i) that the parties may, but are not obligated to, share information and materials that are relevant to the common prosecution and/or defense of any such patent litigation regarding the Centrifuges (the “Joint Defense Materials”), (ii) that any such shared Joint Defense Materials will be and remain confidential, privileged and protected (unless such Joint Defense Materials cease to be privileged, protected or confidential through no violation of the Joint Defense Agreement), (iii) upon receipt of a request or demand for disclosure of Joint Defense Material to a third party, the party receiving such request or demand will consult with the party that provided the Joint Defense Materials and if the party that supplied the Joint Defense Materials does not consent to such disclosure then the other party will seek to protect any disclosure of such materials, (iv) that neither party will disclose Joint Defense Materials to a third party without a court order or the consent of the party who initially supplied the Joint Defense Materials, (v) that access to Joint Defense Materials will be restricted to each party’s outside attorneys, in-house counsel, and retained consultants, (vi) that Joint Defense Materials will be stored in secured areas and will be used only to assist in prosecution and defense of the patent litigation and (vii) if there is a dispute between us and ICM, then each party waives its right to claim that the other party’s legal counsel should be disqualified by reason of this the Joint Defense Agreement or receipt of Joint Defense Materials.  The Joint Defense Agreement will terminate the earlier upon to occur of (x) upon final resolution of all patent litigation and

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 8:  Related Party Transactions (continued)

(y) a party providing ten (10) days advance written notice to the other party of its intent to withdraw from the Joint Defense Agreement.  No payments have been made by either party under the Joint Defense Agreement.

On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM installed the equipment at the Company’s ethanol plant in Council Bluffs, Iowa.  As of December 31, 2011 the Company paid $2,592,500, related to the Tricanter Agreement and due to ongoing negotiations regarding contract standards, the Company has an approximate remaining balance of $683,550.

Note 9:  Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses under this agreement for the three months ended December 31, 2011 and 2010 were $2,861,508 and $2,344,289, respectively.

Note 10:  Major Customers

On August 20, 2009, the Company entered into the Ethanol Agreement with Bunge (a related party), for marketing, selling, and distributing all of the ethanol and distillers grains with solubles produced by the Company.  The Company has expensed $1,096,384 and $586,238 in marketing fees under this agreement for the three months ended December 31, 2011 and 2010, respectively.  Revenues with this customer were $92,884,561 and $62,066,267, respectively, for the three months ended December 31, 2011 and 2010.   Trade accounts receivable due from this customer were $16,460,473 and $17,642,245 at December 31, 2011 and 2010, respectively.  The Ethanol Agreement was replaced with a new ethanol sales agreement with Bunge on January 1, 2012.

Note 11:  Contingent Liability

On March 24, 2011, the Company received a letter from the Environmental Protection Agency (the “EPA”) alleging violations of environmental regulations which could lead to the imposition of a civil penalty.  In the letter, EPA offered the Company an opportunity to negotiate a resolution of the matter.  The Company and EPA are finalizing a consent agreement and final order, which is acceptable to the Company.  Based on the draft consent agreement and final order as of December 31, 2011, the Company established a reserve of $50,000 in anticipation of funding a supplemental environmental project and assessment of a civil penalty in this matter. The violations alleged in the letter have been addressed and the Company is aware of no ongoing violations with respect to the matters addressed in the letter.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report on Form 10-Q by Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

•	Changes in the availability and price of corn, natural gas, and steam;
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants built in close proximity to our ethanol facility in southwest Iowa;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Our ability to retain key employees and maintain labor relations; and
•	Volatile commodity and financial markets

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

Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa. It is near two major interstate highways, within 1.5 miles of the Missouri River and has access to five major rail carriers. This location is in close proximity to raw materials and product market access. The Facility receives corn and chemical deliveries primarily by truck but is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River. In addition to close proximity to the Facility’s primary energy source, steam, there are two natural gas providers available, both with infrastructure immediately accessible.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.

	Three Months Ended December 31, 2011 (Unaudited)(1)			Three Months Ended December 31, 2010 (Unaudited)(1)
	Amounts	% of Revenues	Price per Gallon	Amounts	% of Revenues	Price per Gallon
Income Statement Data
Revenues	$95,196,683	100%	$3.08	$62,265,743	100%	$2.36
Cost of Goods Sold
Material Costs	66,718,413	70%	2.16	42,908,759	69%	1.63
Variable Production Exp.	8,429,926	9%	.27	7,288,418	12%	.28
Fixed Production Exp.	7,277,397	8%	.24	8,835,055	14%	.33
Gross Margin	12,770,947	13%	0.41	3,233,511	5%	.12
General and Administrative Expenses	1,312,817	1%	0.04	1,200,888	2%	0.04
Other Expense	2,462,809	3%	0.08	2,428,941	4%	0.09
Net Income (Loss)	$8,995,321	9%	$0.29	$(396,318)	(1%)	$(0.01)

(1)	Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains and corn oil.  The following chart displays statistical information regarding our revenues.  The increase in revenue in the first quarter of our fiscal year ending September 30, 2012 (“Fiscal 2012”) over the first quarter of our fiscal year ended September 30, 2011 (“Fiscal 2011”) was due to the average price per gallon increasing by approximately $0.55 with 4.5 million additional gallons being shipped between the two quarters.  The price increase reflects the varying market conditions between the two periods.  The increase in gallons sold is indicative of increasing production efficiencies.  Also included in the increase was an increase in the dry distiller’s grains (“DDG”) average price per ton of approximately $64.  In addition, we introduced corn oil into our revenue stream.

	Three Months Ended December 31, 2011 (Unaudited)			Three Months Ended December 31, 2010 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	30,873,285	81%	$2.48	26,333,450	82.4%	$1.93
Dry Distiller’s Grains	70,376	17%	$197.64	80,360	18%	$133.17
Corn Oil	2,805	2%	$824.29	-	0%	$-

Cost of Goods Sold

Our cost of goods sold increased $0.43 per gallon produced in the first three months of Fiscal 2012 over the first three months of Fiscal 2011.  The margin increase is due to volume sold, prices obtained, and production efficiencies.  We generated an increase in Fiscal 2012 and a decrease in Fiscal 2011 in our corn costs due to realized and unrealized gains on our hedging activities during the three months ended December 31, 2011 and 2010, respectively.  Our average price of corn ground was approximately $6.25 and $4.27 per bushel in the first three months of 2012 and 2011, respectively.  Although our corn cost increased, our average steam and natural gas energy cost varied from $4.64 to $4.83 per MMBTU in the first three months of Fiscal 2012 and Fiscal 2011.

General & Administrative Expense

Our general and administrative expenses as a dollar amount remained steady at 1% of revenues in comparing the three months ending December 31, 2011 and 2010.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain steady to slightly decreasing during the second quarter of Fiscal 2012.

Other (Expenses)

Our other expenses for the three months ended December 31, 2011 showed a marginal increase as compared to the same periods of Fiscal 2011 due to increased interest expense.   Other expenses include interest expense, interest income, rental income and miscellaneous income.

Net  Income (Loss)

Our operating income from the three months ended December 31, 2011 reflected a 590% improvement over the same period in Fiscal 2011 with limited changes in our other (income) expenses. The net income generated during the first quarter of Fiscal 2012 resulted from improved gross margins as compared to the same quarter in 2011.

  Selected Financial Data

	December 31, 2011	September 30, 2011

	Amounts	Amounts

Balance Sheet Data
Cash and Cash Equivalents	$7,353,932	$11,006,590
Current Assets	40,019,524	44,908,323
Total assets	203,317,007	210,709,826
Current liabilities	25,824,494	39,985,294
Long-term debt	119,198,464	121,400,805
Total Liabilities	145,597,969	161,986,109
Members’ equity	57,719,038	48,723,717

Adjusted EBITDA is defined as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit) and plus depreciation and amortization, or EBITDA, as adjusted for the change in unrealized hedging losses (gains).  Adjusted EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America, or generally accepted accounting principles (“GAAP”), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
	Amounts	Amounts

Income Statement Data
Revenues	$95,196,683	$62,265,743
Cost of Goods Sold	82,425,736	59,032,232
Gross Margin	12,770,947	3,233,511
General and Administrative Expenses	1,312,817	1,200,888
Other Expense	2,462,809	2,428,941
Net Income (Loss)	$8,995,321	$(396,318)
Income (Loss) per unit:
Basic & diluted	$684.63	$(30.16)

	Three Months Ended December 31, 2011	Three Months Ended December 31, 2010
	Amounts	Amounts
Net income (loss)	$8,995,321	$(396,318)
Interest Expense	2,474,364	2,435,591
Depreciation	2,853,703	4,849,211
EBITDA	$14,323,388	$6,888,484

Change in Unrealized hedging (gains) losses	(4,402,744)	(3,187,361)
Adjusted EBITDA	$9,920,644	$3,701,123

Adjusted EBITDA per unit	$755.05	$$281.69

Liquidity and Capital Resources

We entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $111,000,000 construction loan and a $15,000,000 revolving line of credit (the “AgStar LOC”).  As of December 31, 2011, we had an outstanding balance of $89,227,969 under our Credit Agreement.  We also agreed to pay, beginning at the end of Fiscal 2010, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  The excess cash flow payment was modified by the Second Amendment to the Amended and Restated Credit Agreement dated June 30, 2011, whereby we agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of our Excess Cash Flow, up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  The excess cash flow payment was modified by the Second Amendment to the Amended and Restated Credit Agreement dated June 30, 2011, whereby we also agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  An excess cash flow payment of $3,757,406 for Fiscal 2011 is due and payable in four equal installments in 2012.

In addition to compliance with the borrowing base, we are subject to working capital, tangible net worth and tangible owner’s equity covenants under the Credit Agreement.

Under the AgStar LOC, the balance was $0 and $3,500,000 at December 31, 2011 and September 30, 2011, respectively, with $15,000,000 and $11,500,000 available for use at December 31, 2011 and September 30, 2011, respectively.  There were no outstanding letters of credit as of December 31, 2011.  We are also relying on receipt of our accounts receivable to help fund operations.  The AgStar LOC was renewed on June 30, 2011 through March 31, 2012.

In addition, we have entered into a Subordinated Revolving Credit Note (the “Holdings Revolving Note”) with Bunge N.A. Holdings Inc. (“Holdings”) effective August 26, 2009 providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Holdings Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of December 31, 2011 and September 30, 2011, we had $0 and $3,000,000 outstanding under the Holdings Revolving Note, respectively.  Except as otherwise agreed, we are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the HoldingS  Revolving Note.

We believe the prices of our primary input (corn) and as a result our principal products (ethanol and DDG) will be volatile in the second quarter of Fiscal 2012. We believe operating margins will exhibit the same volatility in the second quarter of Fiscal 2012.  We also expect that in the last three quarters of Fiscal 2012 our margins will be under pressure due to the loss of Volumetric Ethanol Excise Tax Credit (“VEETC”) and continued volatility within both the ethanol and corn markets.

Primary Working Capital Needs

Cash provided (used) by operations for the three months ended December 31, 2011 and 2010 was $7,141,342 and ($4,474,497), respectively.  Cash provided by operations was generated through increased income and sales revenue in the first quarter of Fiscal 2012.  For the three months ended December 31, 2011 and 2010, net cash (used in) investing activities was ($216,323) and ($2,676,052), respectively, primarily related to additional equipment purchases.  For the three months ended December 31, 2011 and 2010, cash (used in) financing activities was ($10,577,677) and ($5,108,742), respectively.  This cash was used to pay down previous borrowings.

During the quarter which will end March 31, 2012, we estimate that we will require approximately $71,000,000 or more for our primary input of corn and $4,600,000 for our energy sources of steam and natural gas.  We have up to $18,750,000 in committed revolving credit available under our revolving credit agreements to support our working capital needs, and an additional $6,250,000 available at the discretion of a lender.

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

The price of corn has been volatile the past two years. Since September, 2010, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $1.56 per bushel. As of January, 2012, the CME near-month corn price for January, 2012 was $6.52 per bushel. We believe the increase in corn prices was primarily due to short supply and the United States Department of Agriculture (“USDA”) corn acreage report that was released on January, 12, 2012.  Increasing corn prices will negatively affect our costs of production.  We also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

On January 12, 2012, the USDA showed no change to its original forecast of the corn to be used for ethanol production during the current marketing year (2011-12), a total of 5.00 billion bushels. The forecast is 20 million bushels less than used last year.  In the January, 2012 update, the USDA increased the projection of U.S. corn exports for the current marketing year by .05 billion bushels.  This projection is 289 million bushels less than the projection of last fall and 301 million less than the exports of 2009-10.

The USDA report for crop year 2011 (the period of September, 2011 through August, 2012) has projected the season-average farm price of corn at $5.70 to $6.70 per bushel.  This compares with the 2009-10 season-average of $3.55 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  For the past two years as of December, 2011 according to the Chicago Board of Trade (“CBOT”), the average U.S. ethanol price was $2.16 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.52 per gallon or approximately $0.36 per gallon above ethanol prices.  During the fourth quarter of Fiscal 2011, the average U.S. ethanol price was $2.61 per gallon.  For the same time period, U.S. wholesale gasoline prices averaged $2.57 per gallon, or approximately $0.04 per gallon below ethanol prices.  We believe the trend exhibited in the fourth quarter of Fiscal 2011 will move toward the trend exhibited over the past two years.

The RFS and Other Federal Mandates

The American Jobs Creation Act of 2004 created VEETC, which expired on December 31, 2011.  Referred to as the blender’s credit, VEETC provided fuel blenders with a tax credit to blend ethanol with gasoline.   The elimination of VEETC or  and the potential reduction of other federal tax incentives to the ethanol industry will likely have a material adverse impact on our business by reducing demand and price for the ethanol we produce.

The Energy Improvement & Extension Act of 2008 (the “2008 Act”) included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in 2007 legislation.  These supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the Renewable Fuel Standards (“RFS”) and now the Environmental Protection Agency (“EPA”)  is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 15.2 billion gallons of renewable fuel be sold or dispensed in 2012, increasing to 36 billion gallons by 2022.  This requirement does not apply just to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as “renewable biomass”.  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline.  The 2012 RFS mandate is for 15.2 billion gallons of renewable fuels.  The EPA has issued proposed allocations of classes of renewable fuels, which are not yet final.   Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol and the RFS.  Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices.  Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely.  A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

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

Risks Related to Government Support and Subsidy

As noted above, VEETC did expire on December 31, 2011.    Since this tax credit was not renewed before the end of 2011, we are seeing some negative impact on the price of ethanol and the demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending occurs when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, due to the RFS, we expect demand for ethanol may continue to mirror the RFS requirement.  If the RFS is reduced or eliminated, the decrease in demand for ethanol may be substantial.

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

Competition

We believe that the competition in the ethanol market will continue to increase in the near term due to the refitting of plants,  improvements in capacity of existing plants, reopening of  idled plants and the competitive dynamics of the fuel industry.  Consolidation and recapitalization continue to occur within the ethanol industry; and companies are now emerging from reorganization with more liquidity and less debt. With the loss of VEETC, the volatility of prices of our inputs, coupled with the current competitive dynamics of the fuels market, we believe we will see increasing volatility in ethanol prices in the near term.

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

Effective January 1, 2011, we increased the estimated useful life on a significant portion of our processing equipment.  This change in estimate is accounted for on a prospective basis.   This change resulted in a decrease in depreciation expense of approximately $0 compared with the three months ended December 31, 2011.  There was no effect in the first quarter of Fiscal 2012 or Fiscal 2011.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management found no event to have occurred that would trigger an evaluation of the plant for possible impairment on future cash flows from operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (our principal financial officer), Karen Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of December 31, 2011.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ended December 31, 2011.

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

4(i)	Third Amended and Restated Operating Agreement dated July 17, 2009 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on August 21, 2009).
4(ii)	Amended and Restated Indenture between the Company and Treynor State Bank dated as of December 1, 2011 (1)
4(iii)	Form of Subscription Agreement between Holders and the Company (incorporated by reference to Exhibit 4(iv) of Form S-1/A filed by the Company on October 19, 2011).
4(iv)	Unit Transfer Policy, including QMS Manual attached thereto as Appendix 1 (incorporated by reference to Exhibit 4(v) of Form S-1/A filed by the Company on October 19, 2011).
4(v)
Form of Subscription Agreement between Holders and the Company for Iowa Purchasers who are not Members of the Company (incorporated by reference to Exhibit 4(vi) of Form S-1/A filed by the Company on October 19, 2011).

4(vi)
Form of Subscription Agreement between Holders and the Company for Iowa Purchasers who are already Members of the Company (incorporated by reference to Exhibit 4(vii) of Form S-1/A filed by the Company on October 19, 2011).

4(vii)	Form of Subscription Agreement between Holders and the Company for Arkansas Purchasers (incorporated by reference to Exhibit 4(viii) of Form S-1/A filed by the Company on October 19, 2011).
9	Omitted – Inapplicable.
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

10.10
License Agreement dated September 25, 2006 between the Company and ICM, Inc. Inc. (incorporated by reference to Exhibit 10.10 of Form S-1/A filed by the Company on February 24, 2011).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

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

10.49	Amendment No. 01 dated March 9, 2007 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 10, 2006).
10.50	Amendment No. 02 dated May 30, 2008 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 10, 2006).
10.51
Base Agreement dated August 27, 2008 between Southwest Iowa Renewable Energy, LLC and Cornerstone Energy, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 2, 2008).

10.52	Risk Management Services Agreement dated December 15, 2008 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on December 22, 2008).

10.53
Grain Feedstock Supply Agreement dated December 15, 2008 with AGRI-Bunge, LLC.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 22, 2008).

10.54
Subordinated Revolving Credit Note made by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 2, 2009).

10.55
Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.61 of Form S-1/A filed by the Company on February 24, 2011)

10.56
Second Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.62 of Form S-1/A filed by the Company on February 24, 2011)

10.57
Third Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.63 of Form S-1/A filed by the Company on February 24, 2011)

10.58
Fourth Amendment to Steam Service Contract by and between Southwest Iowa Renewable Energy, LLC and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.64 of Form S-1/A filed by the Company on February 24, 2011)

10.59
Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 14, 2009).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.60
Amended and Restated Credit Agreement by and among Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA, the Banks named therein, dated as of March 31, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on April 5, 2010).

10.61
Loan Satisfaction Agreement, by and among Southwest Iowa Renewable Energy, LLC, ICM, Inc., and Commerce Bank, N.A., dated June 17, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 23, 2010).

10.62
Negotiable Subordinated Term Loan Note issued by Southwest Iowa Renewable Energy, LLC in favor of ICM, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 23, 2010).

10.63
ICM, Inc. Agreement – Equity Matters, by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.64
Subordinated Term Loan Note issued by Southwest Iowa Renewable Energy, LLC in favor of Bunge N.A. Holdings, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on June 23, 2010).

10.65
Bunge Agreement - Equity Matters by and between Southwest Iowa Renewable Energy, LLC and Bunge N.A. Holdings, Inc. date effective August 26, 2009. (incorporated by reference to Exhibit 10.72 of Form S-1/A filed by the Company on February 24, 2011)

10.66
First Amendment to Bunge Agreement – Equity Matters, by and between Bunge N.A. Holdings, Inc. and Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.67
Subordination Agreement, by and among Bunge N.A. Holdings, Inc., ICM, Inc., and AgStar Financial Services, PCA and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Company on June 23, 2010).

10.68
Intercreditor Agreement, by and between Bunge N.A. Holdings, Inc. and ICM, Inc. and acknowledged by Southwest Iowa Renewable Energy, LLC, dated as of June 17, 2010. (incorporated by reference to Exhibit 10.7 of Form 8-K filed by the Company on June 23, 2010).

10.69	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).
10.70	Joint Defense Agreement between ICM, Inc. and Southwest Iowa Renewable Energy, LLC dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).
10.71
Tricanter Purchase and Installation Agreement by and between ICM, Inc. and Southwest Iowa Renewable Energy, LLC dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.72
Corn Oil Agency Agreement by and between Bunge North America, Inc. and Southwest Iowa Renewable Energy, LLC effective as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 30, 2010).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.73
Amendment to Amended and Restated Credit Agreement by and among Southwest Iowa Renewable Energy, LLC and AgStar Financial Services, PCA and the Banks named therein, effective as of March 31, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 5, 2011).

10.74
Second Amendment to Amended and Restated Credit Agreement by and among the Company and AgStar Financial Services, PCA and the Banks named therein, effective as of June 30, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2011).

10.75
Trustee Joinder to Intercreditor Agreement by Treynor State Bank dated December 12, 2011. (incorporated by reference to Exhibit  10.80 of Amendment No. 2 to Form S-1 filed by the Company on December 14, 2011).

10.76
Trustee Joinder to Subordination Agreement by Treynor State Bank dated December 12, 2011. (incorporated by reference to Exhibit  10.81 of Amendment No. 2 to Form S-1 filed by the Company on December 14, 2011).

10.77	Lease Agreement dated December 15, 2008 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on December 22, 2008).
10.78
Ethanol Purchase Agreement dated effective January 1, 2012 by and between the Company and Bunge North American, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on January 5, 2012) Portions of this agreement have been omitted pursuant to a request for confidential treatment.

10.79	Employment Agreement dated effective January 1, 2012 by and between the Company and Brian T. Cahill. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 5, 2012).
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.
32.1	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.
32.2	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.
101.XML	XBRL Instance Document
101.XSD	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Database
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: January 30, 2012	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: January 30, 2012	/s/ Karen L. Kroymann
Controller and Principal Financial Officer