Form 10-Q
period 2012-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2012-05-01
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2012, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

TABLE OF CONTENTS

PART I-FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

Item 1.                                Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
ASSETS	March 31, 2012	September 30, 2011
	(Unaudited)
Current Assets
Cash and cash equivalents	$10,072,970	$11,006,590
Restricted cash	302,127	301,361
Accounts receivable	334,799	224,176
Accounts receivable, related party	12,186,321	17,642,245
Due from broker	2,704,846	3,428,450
Derivative financial instruments	161,288	-
Inventory	11,493,884	11,198,147
Prepaid expenses and other	1,490,968	1,107,354
Total current assets	38,747,203	44,908,323

Property, Plant, and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	204,038,946	203,749,761
Office and Other Equipment	742,360	742,360
Total Cost	206,845,396	206,556,211
Accumulated Depreciation	(47,993,686)	(42,293,441)
Net property and equipment	158,851,710	164,262,770

Other Assets
Financing costs, net of amortization of $2,567,831 and $2,341,400	1,625,174	1,538,733
Total other assets	1,625,174	1,538,733
Total Assets	$199,224,087	$210,709,826
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
LIABILITIES AND MEMBERS’ EQUITY	March 31, 2012	September 30, 2011
	(Unaudited)
Current Liabilities
Accounts payable	$1,838,305	$2,090,561
Accounts payable, related parties	6,140,010	5,239,128
Derivative financial instruments, related party	429,826	2,097,075
Derivative financial instruments	-	2,875,075
Accrued expenses	2,470,673	2,615,092
Accrued expenses, related parties	1,568,460	3,831,583
Distributions payable	1,000,000	-
Current maturities of notes payable	14,173,828	21,236,780
Total current liabilities	27,621,102	$39,985,294
Long Term Liabilities
Notes payable, less current maturities	118,320,614	121,400,805
Other	550,012	600,010
Total long term liabilities	118,870,626	122,000,815
Commitments and Contingencies
Members’ Equity
Members’ capital, 13,139 Units issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(23,741,752)	(27,750,394)
Total members’ equity	52,732,359	48,723,717
Total Liabilities and Members’ Equity	$199,224,087	$210,709,826
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Unaudited)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

Revenues	$89,879,969	$79,436,677	$185,076,652	$141,702,420
Cost of Goods Sold
Cost of goods sold-non hedging	90,795,551	68,834,264	176,611,926	126,978,677
Realized & unrealized hedging (gains) and losses	(346,427)	7,723,971	(3,737,067)	8,611,790
Cost of Goods Sold	90,449,124	76,558,235	172,874,859	135,590,467

Gross Margin (Loss)	(569,155)	2,878,442	12,201,793	6,111,953

General and Administrative Expenses	1,016,884	1,158,462	2,329,701	2,359,350

Operating Income (Loss)	(1,586,039)	1,719,980	9,872,092	3,752,603

Other (Income) Expense
Interest income	(6,830)	(3,037)	(11,547)	(7,009)
Interest expense	2,458,627	2,446,374	4,932,991	4,885,938
(Gain)Loss on disposal of fixed assets	10,503	-	10,503	-
Miscellaneous income	(61,659)	(49,326)	(68,497)	(55,977)
Total	2,400,641	2,394,011	4,863,450	4,822,952

Net Income (Loss)	$(3,986,680)	$(674,031)	$5,008,642	$(1,070,349)

Weighted Average Units
Outstanding—Basic & Diluted	13,139	13,139	13,139	13,139
Net income (loss) per unit–basic & diluted	$(303.42)	$(51.30)	$381.20	$(81.46)

         Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Condensed Statements of Cash Flows (Unaudited)
	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$5,008,642	$(1,070,349)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities: Depreciation	5,707,147	8,091,624
Amortization	226,431	195,874
Loss on disposal of property	10,502	-
(Increase) decrease in current assets: Accounts receivable	5,345,301	854,985
Inventories	(295,737)	(6,810,741)
Prepaid expenses and other	(586,277)	(1,319,966)
Derivative financial instruments	(1,667,249)	(5,124,918)
Due from broker	723,604	(1,107,625)
Decrease in other non-current liabilities	(49,998)	(49,998)
Increase (decrease) in current liabilities:
Accounts payable	648,625	2,882,081
Derivative financial instruments	(3,036,362)	1,036,988
Accrued expenses	(690,783)	2,471,337
Net cash provided by (used in) operating activities	11,343,846	49,292
Cash Flows from Investing Activities
Purchase of property and equipment	(307,589)	(2,517,294)
Increase in restricted cash	(767)	(300,607)
Proceeds from sale of equipment	1,000	-
Net cash (used in) investing activities	(307,356)	(2,817,901)
Cash Flows from Financing Activities
Payments for financing costs	(110,205)	-
Proceeds from borrowings	4,198,000	7,300,000
Payments on borrowings	(16,057,905)	(6,369,812)

Net cash (used in) financing activities	(11,970,110)	930,188
Net increase (decrease) in cash and cash equivalents	(933,620)	(1,838,421)
Cash and Equivalents—Beginning of Period	11,006,590	3,432,544
Cash and Equivalents—End of Period	$10,072,970	$1,594,123

Supplemental Disclosures of Noncash Investing
And Financing Activities
Use of deposit for purchase of assets, payment of financing costs	$202,662	$0
Accrued interest included in long term debt	1,716,762	1,638,305
Cash Paid for Interest	5,750,450	3,034,955

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements (unaudited) March 31, 2012
Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.  The Company operates at 100% of its 110 million gallon nameplate capacity.  The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The balance sheet as of September 30, 2011 was derived from the Company’s audited balances as of that date.  The accompanying financial statements as of and for the three and six months ended March 31, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2011 (“Fiscal 2011”) contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of March 31, 2012, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

Incentive Compensation Plan

The Company established an incentive compensation plan under which employees may be awarded equity appreciation units and equity participation units.  The fair value of the awards is amortized over the vesting period set for each award.  The units outstanding as of March 31, 2012, vest three years from the grant date.

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

The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of March 31, 2012, the Company was committed to sell 5,729,032 gallons of ethanol and 38,368 tons of distillers grains and solubles.

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

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 2:  Summary of Significant Accounting Policies (continued)

Changes in fair value of our forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2012, the Company was committed to purchasing 5.45 million bushels of corn on a forward contract basis resulting in a total commitment of approximately $32,094,827.  These forward contracts had a fair value of approximately $31,665,016 at March 31, 2012.

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the six months ended March 31, 2012 and 2011, the Company recorded a combined realized and unrealized (gain) loss of ($3,737,067) and $8,611,790, respectively, as a component of cost of goods sold.

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

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 2:  Summary of Significant Accounting Policies (continued)

The effect of derivatives on the gross margin for the three and six months ended March 31, 2012 and 2011 is summarized below:

		Balance Sheet Classification	Number of Bushels at March 31,2012	Fair Value at March 31, 2012	Fair Value at September 30, 2011

	Derivative financial instruments, related party (1)	Current Asset/(Current liability)	5,071,447	$(429,826)	$(2,097,075)
	Derivative financial instruments, related party (2)	Current Asset(Current Liability)	3,030,000	$161,288	$(2,875,075)
(1)	Forward Contracts
(2)	Futures Contracts

	Statement of Operations Classification	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

Realized (gains) losses	Cost of Goods Sold	$(45,559)	$3,760,029
Unrealized (gains) losses	Cost of Goods Sold	(300,868)	3,963,942
Net realized and unrealized (gains) losses		$(346,427)	$7,723,971

	Statement of Operations Classification	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

Realized (gains) losses	Cost of Goods Sold	$966,545	$4,647,848
Unrealized (gains) losses	Cost of Goods Sold	(4,703,612)	3,963,942
Net realized and unrealized (gains) losses		$(3,737,067)	$8,611,790

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

Note 3:  Inventory

Inventory is comprised of the following at:

	March 31, 2012	September 30, 2011

Raw materials – corn	$3,770,331	$1,737,842
Supplies and chemicals	2,454,080	2,167,919
Work in process	2,325,555	2,026,188
Finished goods	2,943,918	5,266,198
Total	$11,493,884	$11,198,147

Southwest Iowa Renewable Energy, LLC

Notes to Condensed Financial Statements (unaudited)

Note 4:                      Members’ Equity

At March 31, 2012 and September 30, 2011 outstanding member units were:

A Units	8,805
B Units	3,334
C Units	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holders as a group have the right to elect one Board member.  The Series B unit holders as a group have the right to elect the number of members to our Company’s Board of Directors (the “Board”) which bears the same proportion to the total number of directors in relation to Series B outstanding units to total outstanding units.  Series A unit holders as a group have the right to elect the remaining number of directors not elected by the Series C and B unit holders.

Our Board declared our first distribution of $76.11 per membership unit in March, 2012 for unit holders of record as of April 1, 2012.  We did not declare or pay any distributions to our unit holders during our 2011 fiscal year.  Our Board has complete discretion over the timing and the amount of distributions to our unit holders, subject to certain financial covenants required by our senior credit facility, and subject to the consent of the institutional holders of our subordinated debt.  Without our primary lender’s approval, we may make distributions in an amount less than 30% of our previous year’s net income provided we are not in default of our loans.   The consent of the institutional holders of our subordinated debt is required for all distributions. Our financial covenants are discussed in greater detail in  Note 5.  Our operating agreement requires the board of directors to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.

Note 5:                      Revolving Loan/Credit Agreements

AgStar

The Company is party to a Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together, the “Lenders”) for an original maximum amount of $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  Borrowings under the loan include a variable interest rate based on LIBOR plus 4.45% for each advance under the Credit Agreement.  On September 1, 2011, the Company elected to convert 50% of the term loan into a fixed rate loan of 6%.  The portion of the term loan not fixed and the term revolving line of credit accrues interest equal to LIBOR plus 4.45%, with a 6% floor. The Credit Agreement requires compliance with certain financial and nonfinancial covenants.

As of March 31, 2012, the Company was in compliance with all required covenants. Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  We are required to maintain $8,000,000 of working capital (of which we had $16,612,938 at March 31, 2012) and maintain a tangible net worth (as defined by the Credit Agreement) of $93,705,925 (of which we had $98,800,830 at March 31, 2012) under the Credit Agreement.  The term credit facility of $101,000,000 requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility matures on March 31, 2013. Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory on the working capital line. The balance on the working capital line was $0 and $3,500,000 at March 31, 2012 and September 30, 2011 with $15,000,000 and $11,500,000 available for use at March 31, 2012 and September 30, 2011.   As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of March 31, 2012.   The balance on the term revolver

Southwest Iowa Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 5:                      Revolving Loan/Credit Agreements (continued)

was $10,000,000 and $10,000,000 at March 31, 2012 and September 30, 2011 with no additional amounts available for use at March 31, 2012 and September 30, 2011.

As of March 31, 2012 and September 30, 2011, the outstanding balance under the Credit Agreement was $84,924,782 and $96,753,936, respectively.  In addition to all the other payments due under the Credit Agreement, the Company also agreed to pay, beginning at the end of the year ended September 30, 2010 (“Fiscal 2010”), an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $4,000,000 per year, and $16,000,000 over the term of the Credit Agreement.  The excess cash flow payment was modified by the Second Amendment to the Amended and Restated Credit Agreement dated June 30, 2011, whereby the Company also agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  An excess cash flow payment of $3,757,406 for Fiscal 2011 is due and payable in four equal installments in the year ending September 30, 2012 (“Fiscal 2012”) with $1,878,703 remaining to be paid at March 31, 2012.

Bunge

Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, extended credit to the Company under a subordinated convertible term note, originally dated August 26, 2009, due on August 31, 2014, repayment of which is subordinated to the Credit Agreement (the “Holdings Note”).  The Holdings Note is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.   Interest accrues at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  There are no Series U Units outstanding at March 31, 2012.  As of March 31, 2012, and September 30, 2011, there was $32,789,641 and $31,663,730 outstanding under the Holdings Note, respectively.  There was $452,743 and $425,500 of accrued interest (included in accrued expenses, related parties) due to Holdings as of March 31, 2012 and September 30, 2011, respectively.

The Company entered into a revolving note with Holdings originally dated August 26, 2009, due on August 31, 2014, repayment of which is subordinated to the Credit Agreement (the “Holdings Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest accrues at the rate of 7.5 percent over six-month LIBOR.  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of March 31, 2012 and September 30, 2011, the balance outstanding was $3,000,000 and $3,000,000, respectively, under the Holdings Revolving Note.

ICM

ICM, Inc. (“ICM”) is party to a subordinated convertible term note (the “ICM Term Note”), which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of March 31, 2012 and September 30, 2011, there was $11,294,869 and $10,903,000 outstanding under the ICM Term Note.  There was $156,427 and $146,500 of accrued interest (included in accrued expenses, related parties) due to ICM as of March 31, 2012 and September 30, 2011, respectively.

Southwest Iowa Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 5:                      Revolving Loan/Credit Agreements (continued)

Notes Payable

Notes payable consists of the following as of March 31, 2012 and September 30, 2011:

	March 31, 2012	September 30, 2011
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 2016 on the non-forgivable portion. (A)	$265,000	$280,000
$200,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of March 2012 on the non-forgivable portion. (A)	-	8,333

Convertible Notes payable to unitholders, bearing interest at LIBOR plus 7.50-10.5% (8.28% at March 31, 2012); maturity on August 31, 2014.	198,867

Note payable to affiliate Bunge, N.A., bearing interest at LIBOR plus 7.50-10.5% (8.28% at March 31, 2012); maturity on August 31, 2014.	32,789,641	31,663,730

Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50-10.5% (8.28% at March 31, 2012); maturity on August 31, 2014.	11,294,869	10,902,885

Term facility payable to AgStar bearing interest at LIBOR plus 4.45%, with a 6.00% floor (6.00% at March 31, 2012); maturity on August 1, 2014.	37,812,902 37,111,880	43,593,856 39,660,080

Term revolver payable to AgStar bearing interest at LIBOR plus 4.45%, with a 6.00% floor (6.00% at March 31, 2012); maturity on August 1, 2014.	10,000,000	10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at December 31, 2011), maturing March 31, 2013.	-	3,500,000

Capital leases payable to AgStar bearing interest at 3.088% maturing May 15, 2013.	21,283	28,701

Revolving line of credit payable to affiliate Bunge, N.A., bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00% (7.74% at March 31, 2012).	3,000,000	3,000,000
Less current maturities	132,494,442 (14,173,828)	142,637,585 (21,236,780)
Total long term debt	$118,320,614	$121,400,805

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

Aggregate maturities of notes payable as of March 31, 2012 are as follows:

Year Ended March 31,
2013	$ 14,173,828
2014	9,898,641
2015	108,396,973
2016	25,000
Total	$ 132,494,442

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

March 31, 2012

	Total	Level 1		Level 2		Level 3
Derivative financial instruments
Corn forward contracts (liability)	$(429,826)	$	---		$(429,826)	$	---

Corn futures & exchange traded asset	$161,288		$161,288	$	---	$	---
	$(268,538)		$161,288		$(429,826)	$	---

September 30, 2011

	Total	Level 1		Level 2		Level 3
Derivative financial instruments
Corn forward contracts (liability)	$(2,097,075)	$	---		$(2,097,075)	$	---

Corn futures & exchange traded options ( liability)	$(2,875,075)		$(2,875,075)	$	---	$	---
	$(4,972,150)		$(2,875,075)		$(2,097,075)	$	---

Note 7:                      Incentive Compensation

The Company has a unit appreciation plan which provides that the Board of Directors may make awards of equity participation units (“EPUs”) to employees from time to time, subject to vesting provisions as determined for each award.   The EPUs are valued at book value. The Company had fourteen unvested EPUs outstanding under this plan as of March 31, 2012, which will vest three years from the date of the award.  During the six months ended March 31, 2012 and 2011, the Company recorded compensation expense related to this plan of approximately $7,048, and $1,667, respectively.  As of March 31, 2012 and September 30, 2011, the Company had a liability of approximately $12,312 and $5,264, respectively, outstanding as deferred compensation and has approximately $46,141 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.  The liability under the plan is recorded at fair market value on the balance sheet based on the book value of the Company’s equity units as of September 30, 2011.

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

Bunge N.A. Holdings, Inc. (“Holdings”), has extended credit to the Company under the Holdings Note, due on August 31, 2014, repayment of which is subordinated to the Credit Agreement.  The Holdings Note is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per Unit.    Interest accrues at the rate of 7.5 percent over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  As of March 31, 2012 and September 30, 2011, there was $32,789,641 and $31,663,730 outstanding under the Holdings Note, $452,743 and $425,500 of accrued interest due to Holdings, respectively.

The Company entered into a revolving note with Holdings dated August 26, 2009 (the “Holdings Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest will accrue at the rate of 7.5-10.5 percent over six-month LIBOR (with a floor of 3.00%).  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of March 31, 2012 and September 30, 2011, the balance outstanding was $3,000,000, respectively, under the Holdings Revolving Note.

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  The lease was terminated on May 1, 2011. Expenses for the three and six months ended March 31, 2012 were $0 under the Lease Agreement.  Expenses for the three and six months ended March 31, 2011 were $200,001 and $400,002, respectively, under the Lease Agreement.

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same, up to the facility’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The initial term of the agreement, which commenced August 20, 2009, was three years.  A new ethanol agreement with Bunge became effective on January 1, 2012 and runs through August 31, 2014.  The Ethanol Agreement will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term. The Company has incurred expenses of $380,406 and $993,279 during the three and six months ended March 31, 2012 and $318,568 and $572,529 during the three and six months ended March 31, 2011, respectively, under the Ethanol Agreement.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and six months ended March 31, 2012 and 2011 were $75,000 and $150,000, respectively.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three and six months ended March 31, 2012 were $1,215,534 and $2,431,724.    Expenses under this agreement for the three and six months ended March 31, 2011 were $1,215,657 and $2,424,347.

Our Facility needs approximately 39.3 million bushels of corn per year, or approximately 108,000 bushels per day, as the feedstock for its dry milling process.  During Fiscal 2011 and 2010, we purchased 40.11 and 40.85 million bushels of corn, respectively, which was obtained primarily from local markets.  To assist in our securing the necessary quantities of grain for our plant, we are party to a Grain Feedstock Supply Agreement dated December 15, 2008 (the “Supply Agreement”) with our significant equity holder Bunge.  Under the Supply Agreement, Bunge provides us with all of the corn we need to operate our

Southwest Iowa Renewable Energy, LLC
Notes to Condensed Financial Statements (unaudited)

Note 8:                       Related Party Transactions (continued)

ethanol plant, and we have agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  We pay Bunge a per-bushel fee for corn procured by Bunge for us under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.  The Company expensed $344,216 and $681,735 in fees during the three and six months ended March 31, 2012.  The Company expensed $297,613and $596,701 in fees during the three and six months ended March 31, 2011.

The Company entered into a Distillers Grain Purchase Agreement dated October 13, 2006, as amended (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from the Company and the Company is obligated to sell to Bunge all distillers grains produced at the Facility.  If the Company finds another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, it can ask Bunge to either market directly to the other purchaser or market to another purchaser on the same terms and pricing.  The Company expensed $550,085 and $1,033,597 in fees during the three and six months ended March 31, 2012.   The Company expensed $444,519 and $776,797 in fees during the three and six months ended March 31, 2011.

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

On August 26, 2009, in connection with our issuance of the Holdings Note, we also executed that Bunge Agreement—Equity Matters (the “Holdings Equity Agreement”), which was subsequently amended on June 17, 2010, under which (i) Holdings has preemptive rights to purchase new securities in us, and (ii) we are required to redeem any Series U Units held by Holdings with 76% of the proceeds received by us from the issuance of equity or debt securities.  Holdings has waived its right to purchase any equity in us in connection with our issuance of Notes and subsequent conversion of the Notes by holders of the Notes.

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and six months ended March 31, 2012 were $51,496 and $93,573, respectively.  Expenses under this agreement for the three and six months ended March 31, 2011 were $21,583 and $25,922, respectively.

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

On June 17, 2010, the Company issued the ICM Term Note in the original principal amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of March 31, 2012 and September 30, 2011, there was approximately $11,294,869 and $10,903,000 outstanding under the ICM Term Note, respectively, and approximately $156,427 and $146,500 of accrued interest due to ICM as of March 31, 2012 and September 30, 2011, respectively.

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

On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM installed the equipment at the Company’s ethanol plant in Council Bluffs, Iowa.  As of March 31, 2012 the Company paid $2,592,500, related to the Tricanter Agreement and has an approximate remaining balance of $683,550.

Note 9:                 Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is adjusted each year beginning based on specified energy indexes.  The steam contract will remain in effect until January 1, 2019.  Expenses under this agreement for the three and six months ended March 31, 2012 were $1,617,170 and $4,478,677, respectively.   Expenses under this agreement for the three and six months ended March 31, 2011 were $2,554,371 and $4,898,655, respectively.

Note 10:                 Major Customers

The Company is party to the Ethanol Agreement with Bunge (a related party), for marketing, selling, and distributing all of the ethanol and distillers grains with solubles produced by the Company.  The Company has expensed $930,491and $2,026,876 in marketing fees under this agreement for the three and six months ended March 31, 2012 and $474, 661 and $814,061 for the three and six months ended March 31, 2011 respectively.  Revenues with this customer were $87,517,448 and $180,402,009, respectively, for the three and six months ended March 31, 2012.   Revenues with this customer were $78,125,882 and $140,192,149, respectively, for the three and six months ended March 31, 2011.  Trade accounts receivable due from this customer were $12,186,321 and $17,642,245 at March 31, 2012 and September 30, 2011, respectively.

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

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.

	Three Months Ended March 31, 2012 (Unaudited)(1)			Three Months March 31, 2011 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Data
Revenues	$89,879,969	100%	$2.75	$79,436,677	100%	$2.77
Cost of Goods Sold
Material Costs	75,814,809	84%	2.32	61,793,749	78%	2.15
Variable Production Exp.	8,184,886	9%	.25	7,342,844	9%	0.26
Fixed Production Exp.	6,449,429	7%	.20	7,421,642	9%	0.26
Gross Margin (Loss)	(569,155)	(1%)	(0.02)	2,878,443	4%	0.10
General and Administrative Expenses	1,016,884	1%	0.03	1,158,462	2%	0.04
Other Expense	2,400,641	3%	0.07	2,394,011	3%	0.08
Net Income (Loss)	$(3,986,680)	(4%)	$(0.12)	$(674,030)	(1%)	$(0.02)

(1)	Includes ethanol and distillers grains converted to gallons.

	Six Months Ended March 31, 2012 (Unaudited)(1)			Six Months Ended March 31, 2011 (Unaudited)(1)
	Amounts	% of Revenues	Gallons	Amounts	% of Revenues	Gallons
Income Statement Data
Revenues	$185,076,652	100%	$2.91	$141,702,420	100%	$2.57
Cost of Goods Sold
Material Costs	144,009,200	78%	2.26	104,789,810	74%	1.90
Variable Production Exp.	16,614,812	9%	.26	14,631,261	10%	0.27
Fixed Production Exp.	12,250,847	7%	.19	16,169,396	11%	0.29
Gross Margin	12,201,793	7%	0.20	6,111,953	5%	0.11
General and Administrative Expenses	2,329,701	1%	0.04	2,359,350	2%	0.05
Other Expense	4,863,450	2%	0.08	4,822,952	4%	0.08
Net Income (Loss)	$5,008,642	3%	$0.08	$(1,070,349)	(1%)	$(0.02)

(1)	Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains and corn oil.  The following chart displays statistical information regarding our revenues.  The increase in revenue in the second quarter of our fiscal year ending September 30, 2012 (“Fiscal 2012”) over the second quarter of our fiscal year ended September 30, 2011 (“Fiscal 2011”) was due to the average price per gallon decreasing by approximately $0.11 with 4.0 million additional gallons being shipped between the two quarters.  The increase in revenue in the first six months of fiscal 2012  versus 2011 was due to the average price per gallon increasing by approximately $0.21 with 8.6 million additional gallons being shipped between the two  six month periods.  The price increase reflects the varying market conditions between the two six month periods.  The increase in gallons sold is indicative of increasing production efficiencies.  Also included in the increase was an increase in the dry distiller’s grains (“DDG”) average price per ton of approximately $42.  In addition, we introduced corn oil into our revenue stream.

	Three Months Ended March 31, 2012 (Unaudited)			Three Months Ended March 31, 2011 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	32,742,534	77%	$2.11	28,728,974	81%	$2.22
Dry Distiller’s Grains	79,454	17%	$194.89	76,682	18%	$175.87
Corn Oil	3433	3%	$688.18	1,439	1%	$911.00
Wet Distiller’s Grains	28,808	3%	$85.72	10,988	0%	$69.32
Syrup	6,833	0%	$58.32	13,212	0%	$12.44

	Six Months Ended March 31, 2012 (Unaudited)			Six Months Ended March 31, 2011 (Unaudited)
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	63,615,819	79%	$2.29	55,062,424	81%	$2.08
Dry Distiller’s Grains	149,830	16%	$196.18	157,042	18%	$154.02
Corn Oil	6,238	3%	$749.43	1,728	1%	$874.00
Wet Distiller’s Grains	51,540	2%	$85.16	16,461	0%	$68.25
Syrup	18,488	0%	$45.70	27,400	0%	$13.71

Cost of Goods Sold

Our cost of goods sold increased $0.10 per gallon sold in the second quarter of Fiscal 2012 over the second quarter of Fiscal 2011.  The margin increase is due to volume sold, prices obtained, and production efficiencies.  We generated an increase in Fiscal 2012 and a decrease in Fiscal 2011 in our corn costs due to realized and unrealized gains on our hedging activities during the three months ended March 31, 2012 and 2011, respectively.  Our average price of corn ground was approximately $6.46 and $5.34 per bushel in the second quarter of 2012 and 2011, respectively.  Although our corn cost increased, our average steam and natural gas energy cost decreased to $3.86 from $4.82 per MMBTU in the second quarter of Fiscal 2012 compared to Fiscal 2011.

Our cost of goods sold increased $0.27 per gallon produced in the first six months of Fiscal 2012 over the first six months of Fiscal 2011.  The margin increase is due to volume sold, prices obtained, and production efficiencies.  We generated an increase in Fiscal 2012 and a decrease in Fiscal 2011 in our corn costs due to realized and unrealized gains on our hedging activities during the six months ended March 31, 2012 and 2011, respectively.  Our average price of corn ground was approximately $6.26 and $4.93 per bushel in the first six months of 2012 and 2011, respectively.  Although our corn cost increased, our average steam and natural gas energy cost decreased to $4.24 from $4.74 per MMBTU in the first six months of Fiscal 2012 compared to Fiscal 2011.

General & Administrative Expense

Our general and administrative expenses as a dollar amount remained steady in comparing the three and six months ending March 31, 2012 and 2011.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain steady to slightly decreasing during the third quarter of Fiscal 2012.

Other (Expenses)

Our other expenses for the three and  six  months ended March 31, 2012  showed a marginal increase as compared to the same periods of Fiscal 2011 due to increased interest expense.   Other expenses include interest expense, interest income, rental income and miscellaneous income.

Net Income (Loss)

Our net income (loss) from operations for the three and six months ended March 31, 2012 and 2011 reflected a decrease of $3,312,649 and an increase of $6,078,991, respectively. The net income generated during the first quarter of Fiscal 2012 resulted from improved gross margins as compared to the same quarter in 2011.

Selected Financial Data.

March 31, 2012	September 30, 2011

	Amounts	Amounts
Balance Sheet Data
Cash and Cash Equivalents	$10,072,970	$11,006,590
Current Assets	38,747,203	44,908,323
Total assets	199,224,087	210,709,826
Current liabilities	27,621,102	39,985,294
Long-term debt	118,320,614	121,400,805
Total Liabilities	146,491,728	161,986,109
Members’ equity	52,732,359	48,723,717

Our current assets decreased significantly at March 31, 2012 compared to September 30, 2011. This decrease was primarily related to significant decreases in our accounts receivable.

Our net property and equipment was lower at March 31, 2012 compared to September 30, 2011 due to increased accumulated depreciation.

The value of our current liabilities was significantly lower at March 31, 2012 compared to September 30, 2011, primarily due to reducing our debt level.

The total amount of long-term debt we had outstanding at March 31, 2012 was lower compared to September 30, 2011. This decrease was due to our regular debt service payments.

The total amount of our members' equity increased as of March 31, 2012 compared to September 30, 2011 as a result of a significant decrease in our accumulated deficit as of March 31, 2012 from our net income earned, less the accrued distribution at March 31, 2012.

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

We believe Adjusted EBITDA allows us to better compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the amortization of intangibles (affecting relative amortization expense), unrealized hedging losses (gains) and other items that are unrelated to underlying operating performance.  We also present Adjusted EBITDA because we believe it is frequently used by securities analysts and investors as a measure of performance.  There are a number of material limitations to the use of Adjusted EBITDA as an analytical tool, including the following

•
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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	Amounts	Amounts
Income Statement Data
Revenues	$89,879,969	$79,436,677
Cost of Goods Sold	90,449,124	76,558,235
Gross Margin (Loss)	(569,155)	2,878,442
General and Administrative Expenses	1,016,884	1,158,462
Other Expense	2,400,641	2,394,011
Net (Loss)	$(3,986,680)	$(674,031)
(Loss) per unit:
Basic & diluted	$(303.42)	$(51.30)

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011
	Amounts	Amounts
Income Statement Data
Revenues	$185,076,652	$141,702,420
Cost of Goods Sold	172,874,859	135,590,467
Gross Margin	12,201,793	6,111,953
General and Administrative Expenses	2,329,701	2,359,350
Other Expense	4,863,450	4,822,952
Net Income (Loss)	$5,008,642	$(1,070,349)
Income (Loss) per unit:
Basic & diluted	$381.20	$(81.46)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011

	Amounts	Amounts

Net income (loss)	$ (3,986,680)	$ (674,031)
Interest Expense, net	2,451,797	2,443,337
Depreciation	2,853,404	3,242,413
EBITDA	$ 1,318,521	$ 5,011,719

Unrealized hedging (gains) losses	(300,868)	3,963,942
Adjusted EBITDA	$ (1,017,653)	$ 8,975,661

Adjusted EBITDA per unit	77.45	$683.13

	Six Months Ended March 31, 2012	Six Months Ended March 31, 2011

	Amounts	Amounts

Net income (loss)	$ 5,008,642	$ (1,070,349)
Interest Expense, net	4,921,444	4,885,938
Depreciation	5,707,147	8,091,624
EBITDA	$ 15,637,233	$ 11,907,213

Unrealized hedging (gains) losses	(4,703,612)	3,963,942
Adjusted EBITDA	$ 10,933,621	$ 15,871,155

Adjusted EBITDA per unit	832.15	$1,207.94

Liquidity and Capital Resources

We are party to the Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “Lenders”) in the original maximum principal amount of  $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a $10,000,000 term revolving loan and a $15,000,000 working capital revolving line of credit.  As of March 31, 2012, we have an outstanding balance of $84,924,782 under our Credit Agreement.  We also agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of our Excess Cash Flow, up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  An excess cash flow payment of $3,757,406 for Fiscal 2011 is due and payable in four equal installments in the year ending September 30, 2012 (“Fiscal 2012”) with $1,878,703 remaining to be paid at March 31, 2012.

In addition to compliance with the borrowing base, we are subject to working capital, tangible net worth and tangible owner’s equity covenants under the Credit Agreement. We are required to maintain $8,000,000 of working capital (of which we had $16,612,938 at March 31, 2012) and maintain a tangible net worth of $93,705,925 (of which we had $98,800,830 at March 31, 2012).  The tangible owner’s equity covenant is measured only at the end of each fiscal year.

Under our $15 million working capital revolving line of credit with the Lenders (the “Revolving LOC”), the balance was $0 and $3,500,000 at December 31, 2011 and September 30, 2011, with $15,000,000 and $11,500,000 available for use at December 31, 2011 and September 30, 2011.  There were no outstanding letters of credit as of December 31, 2011.  Our Revolving LOC was renewed through March 31, 2013.  The balance on the term revolver was $10,000,000 and $10,000,000 at March 31, 2012 and September 30, 2011 with no additional amounts available for use at March 31, 2012 and September 30, 2011.  We are also relying on receipt of our accounts receivable to help fund operations.

 In addition, we have entered into a Subordinated Revolving Credit Note (the “Revolving Note”) with Bunge N.A. Holdings Inc., (“Holdings”) an affiliate of Bunge, Inc. (“Bunge”) effective August 26, 2009 providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of March 31, 2012 and September 30, 2011, we had $3,000,000 outstanding under the Revolving Note.  Except as otherwise agreed, we are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note.

We believe the prices of our primary input (corn) and as a result our principal products (ethanol and DDGS) will be volatile in the third quarter of Fiscal 2012. We believe operating margins will exhibit the same volatility in the third quarter of Fiscal 2012.  We also expect that in the last two quarters of Fiscal 2012 our margins will be under pressure due to the loss of VEETC and continued volatility within both the ethanol and corn markets.

Primary Working Capital Needs

Cash provided by operations for the six months ended March 31, 2012 and 2011 was $11,343,846 and $49,292, respectively.  Cash provided by operations was generated through increased income and sales revenue in the first six months of Fiscal 2012.  For the six months ended March 31, 2012 and 2011, net cash (used in) investing activities was ($307,356) and ($2,817,901), respectively, primarily related to additional equipment purchases.  For the six months ended March 31, 2012 and 2011, cash (used in) financing activities was ($11,970,110) and $930,188, respectively.  This cash was used to pay down previous borrowings.

During the quarter which will end June 30, 2012, we estimate that we will require approximately $71,000,000 or more for our primary input of corn and $4,600,000 for our energy sources of steam and natural gas.  We have up to $15,750,000 in committed revolving credit available under our revolving credit agreements to support our working capital needs, and an additional $6,250,000 available at the discretion of a lender.

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

The price of corn has been volatile the past two years. Since September, 2010, the Chicago Mercantile Exchange (“CME”) near-month corn price has increased $1.53 per bushel. As of April, 2012, the CME near-month corn price for April, 2012 was $6.49per bushel. We believe the increase in corn prices was primarily due to short supply and the USDA corn acreage report that was released on January, 12, 2012.  Increasing corn prices will negatively affect our costs of production.  We also believe that higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

On April 10, 2012, the USDA showed no change to its original forecast of the corn to be used for ethanol production during the current marketing year (2011-12), a total of 5.00 billion bushels. The forecast is 20 million bushels less than used last year.  In the April, 2012 update, the USDA increased the projection of U.S. corn exports for the current marketing year by .10 billion bushels.  This projection is 189 million bushels less than the projection of last fall and 201 million less than the exports of 2009-10.

The USDA report for crop year 2011 (the period of September, 2011 through August, 2012) has projected the season-average farm price of corn at $5.90 to $6.50 per bushel.  This compares with the 2009-10 season-average of $3.55 per bushel.  We feel that there will continue to be volatility in the corn market.

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  For the past two years as of March, 2012 according to the Chicago Board of Trade (“CBOT”), the average U.S. ethanol price was $2.24 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.61 per gallon or approximately $0.40 per gallon above ethanol prices.  During the second quarter of Fiscal 2012, the average U.S. ethanol price was $2.21 per gallon.  For the same time period, U.S. wholesale gasoline prices averaged $2.89 per gallon, or approximately $0.04 per gallon below ethanol prices.  We believe the trend exhibited in the second quarter of Fiscal 2012 is matching the exhibited trend over the past two years.

The RFS and Other Federal Mandates

The American Jobs Creation Act of 2004 created VEETC, which expired on December 31, 2011.  Referred to as the blender’s credit, VEETC provided fuel blenders with a tax credit to blend ethanol with gasoline.  The Food, Conservation and Energy Act of 2008 (the “2008 Farm Bill”) amended the amount of tax credit provided under VEETC to 45 cents per gallon of pure ethanol and 38 cents per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline.  The elimination of VEETC and the potential reduction of other federal tax incentives to the ethanol industry will likely have a material adverse impact on our business by reducing demand and price for the ethanol we produce.

The 2008 Act included cellulosic ethanol supports applicable to corn-based ethanol and bolsters those contained in 2007 legislation.  These supports have impacted the ethanol industry by enhancing both the production and use of ethanol.  The 2008 Act modified the RFS and now the EPA is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.  On February 3, 2010, the EPA implemented a regulation that requires 15.2 billion gallons of renewable fuel be sold or dispensed in 2012, increasing to 36 billion gallons by 2022.  This requirement does not apply just to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as “renewable biomass”.  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.  We cannot assure that this program’s mandates will continue in the future.  We believe that any reversal in federal policy could have a profound impact on the ethanol industry.

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

Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Our management, including our President (our principal executive officer), Brian T. Cahill, along with our Controller (our principal financial officer), Karen L. Kroymann, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the under the Securities Exchange Act of 1934), as of March 31, 2012.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported for the quarterly period ended March 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

      Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Documents filed as part of this Report:

(1)	Balance Sheets at March 31, 2012 and September 30, 2011
Statements of Operations for the years ended March 31, 2012 and September 30, 2011
Statements of Members’ Equity for the years ended March 31, 2012 and 2011
Statement of Cash Flows for the year ended March 31, 2012 and March 31, 2011
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
10.80
First Amendment to Promissory Note by and between the Company and Bunge N.A. Holdings, Inc. dated February 29, 2012 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 6, 2012).

10.81
Third Amendment to Amended and Restated Credit Agreement by and among Southwest Iowa Renewable Energy, LLC, AgStar Financial Services, PCA and the Banks named therein dated effective September 1, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 2, 2012).

10.82
Fourth Amendment to Amended and Restated Credit Agreement by and among Southwest Iowa Renewable Energy, LLC, AgStar Financial Services, PCA and the Banks named therein dated effective March 30, 2012. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 2, 2012).

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: May 1, 2012	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: May 1, 2012	/s/ Karen L. Kroymann
Controller and Principal Financial Officer