Form 10-Q
period 2012-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2012-08-14
CIK 1424844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

(Exact name of registrant as specified in its charter)

Iowa (State or other jurisdiction of incorporation or organization)	20-2735046 (I.R.S. Employer Identification No.)

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

As of June 30, 2012, the issuer had 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                        Financial Statements.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

ASSETS	June 30, 2012	September 30, 2011
(Unaudited)
Current Assets
Cash and cash equivalents	$8,237,313	$11,006,590
Restricted cash	362,382	301,361
Accounts Receivable	325,999	224,176
Accounts receivable, related party	10,110,432	17,642,245
Due from broker	2,052,381	3,428,450
Derivative financial instruments, related party	1,090,706	-
Inventory	12,348,405	11,198,147
Prepaid expenses and other	1,407,079	1,107,354
Total current assets	35,934,697	44,908,323

Property, Plant and Equipment
Land	2,064,090	2,064,090
Plant, Building and Equipment	204,431,928	203,749,761
Office and Other Equipment	750,511	742,360
Total Cost	207,246,529	206,556,211
Accumulated Depreciation	(50,852,792)	(42,293,441)
Net property and equipment	156,393,737	164,262,770

Other Assets
Financing costs, net of amortization of $2,693,184 and $2,341,400	1,509,956	1,538,733
Total Assets	$193,838,390	$210,709,826

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

LIABILITIES AND MEMBERS' EQUITY	June 30, 2012	September 30, 2011
(Unaudited)
Current Liabilities
Accounts payable	$1,741,970	$2,090,561
Accounts payable, related parties	5,495,449	5,239,128
Derivative financial instruments, related party	-	2,097,075
Derivative financial instruments	1,036,750	2,875,075
Accrued expenses	2,376,929	2,615,092
Accrued expenses, related parties	2,955,988	3,831,583
Current maturities of notes payable	15,090,684	21,236,780
Total current liabilities	28,697,770	39,985,294

Long Term Liabilities
Notes payable, less current maturities	116,036,306	121,400,805
Other	525,013	600,010
Total long term liabilities	116,561,319	122,000,815

Commitments and Contingencies

Members' Equity
Members' capital, 13,139 Units issued and outstanding	76,474,111	76,474,111
Accumulated (deficit)	(27,894,810)	(27,750,394)
Total members' equity	48,579,301	48,723,717
Total Liabilities and Members' Equity	$193,838,390	$210,709,826

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations (Unaudited)

Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011

Revenues	$79,820,338	$94,853,474	$264,896,990	$236,555,894
Cost of Goods Sold
Cost of goods sold-non hedging	81,065,194	87,611,198	257,677,120	214,589,874
Realized & unrealized hedging (gains)
and losses	(537,629)	5,180,771	(4,274,696)	13,792,563
80,527,565	92,791,969	253,402,424	228,382,437

Gross Margin (Loss)	(707,227)	2,061,505	11,494,566	8,173,457

General and Administrative Expenses	1,048,264	933,741	3,377,965	3,293,090

Operating Income (Loss)	(1,755,491)	1,127,764	8,116,601	4,880,367

Other (Income) Expense
Interest Income	(5,346)	(5,853)	(16,893)	(12,862)
Interest Expense	2,408,809	2,426,329	7,341,800	7,312,267
(Gain) Loss on disposal of fixed assets	-	-	10,503	-
Miscellaneous income	(5,905)	(5,550)	(74,402)	(61,526)
Total	2,397,558	2,414,926	7,261,008	7,237,879

Net Income (Loss)	$(4,153,049)	$(1,287,162)	$855,593	$(2,357,512)

Weighted Average Units Outstanding
- Basic & Diluted	13,139	13,139	13,139	13,139
Net income (loss) per unit
- basic & diluted	$(316.09)	$(97.96)	$65.12	$(179.43)

Notes to Condensed Unaudited Financial Statements are an integral part of this statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Cash Flows (Unaudited)

Nine Months Ended	Nine Months Ended
June 30, 2012	June 30, 2011

Cash Flows from Operating Activities
Net income (loss)	$855,593	$(2,357,512)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	8,566,253	10,809,431
Amortization	351,484	293,811
Loss on disposal of property	10,502	-
(Increase) decrease in current assets:
Accounts receivable	7,429,989	4,631,946
Inventories	(1,150,258)	(5,629,575)
Prepaid expenses and other	(502,387)	(469,990)
Derivative financial instruments, related party	(3,187,782)	697,523
Due from broker	1,376,068	(1,349,637)
Decrease in other non-current liabilities	(74,997)	(74,997)
Increase (decrease) in current liabilities:
Accounts payable	(92,271)	2,762,497
Derivative financial instruments	(1,838,324)	(217,112)
Accrued expenses	603,011	3,330,703
Net cash provided by (used in) operating activities	12,346,881	12,427,088
Cash Flows from Investing Activities
Purchase of property and equipment	(708,723)	(2,616,440)
Increase in restricted cash	(61,022)	(300,982)
Proceeds from sale of equipment	1,000	-
Net cash provided by (used in) investing activities	(768,745)	(2,917,422)
Cash Flows from Financing Activities
Payments for financing costs	(120,047)	-
Payment of dividends	(1,000,009)	-
Proceeds from borrowings	9,755,442	10,300,000
Payments on borrowings	(22,982,799)	(16,339,230)
Net cash provided by (used in) financing activities	(14,347,413)	(6,039,230)
Net increase (decrease) in cash and cash equivalents	(2,769,277)	3,470,436
Cash and Equivalents - Beginning of Period	11,006,590	3,432,544
Cash and Equivalents - End of Period	$8,237,313	$6,902,980

Supplemental Disclosures of Noncash Investing And
Financing Activities
Use of deposit for purchase of assets, payment of financing costs	$202,662	$-
Accrued interest included in long term debt	1,716,762	1,638,305
Cash paid for interest	6,684,384	4,587,552

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements (unaudited) June 30, 2012

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The balance sheet as of September 30, 2011 was derived from the Company’s audited balances as of that date.  The accompanying financial statements as of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods.  These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the year ended September 30, 2011 (“Fiscal 2011”) contained in the Company’s Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Revenue Recognition

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, dried distillers grains with solubles, and modified wet distillers grains with solubles (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, which sets the price based on the market price to third parties.  Marketing fees, agency fees, and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of June 30, 2012, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

Incentive Compensation Plan

The Company established an incentive compensation plan under which employees may be awarded equity appreciation units and equity participation units.  The fair value of the awards is amortized over the vesting period set for each award.  The units outstanding as of June 30, 2012, vest three years from the grant date.

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

To minimize the risk and the volatility of commodity prices, primarily related to corn and ethanol, the Company uses various derivative instruments, including forward corn, ethanol and distillers grains purchase contracts, over-the-counter and exchange traded futures and option contracts.  When the Company has sufficient working capital available, it enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  The Company uses cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.

The Company applies the normal sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of June 30, 2012, the Company was committed to sell 6,228,057 gallons of ethanol and 36,024 tons of distillers grains and solubles.

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

Changes in fair value of our forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2012, the Company was committed to purchasing 5,299,660 million bushels of corn on a forward contract basis resulting in a total commitment of approximately $32,390,045.  These forward contracts had a fair value of approximately $33,480,754 at June 30, 2012.

In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.  Although the contracts are considered economic hedges of specified risks, they are not designated as a hedge for accounting purposes and are recorded on the balance sheet at fair market value with changes in fair value recognized in current period earnings.

The following tables represent the positions outstanding as of June 30, 2012 and September 30, 2011 and the effect of derivatives on the gross margin for the three and nine months ended June 30, 2012 and 2011 is summarized below:

Balance Sheet Classification	Number of Bushels at June 30, 2012	Fair Value at June 30, 2012	Fair Value at September 30, 2011
Derivative financial instruments, related party	Current Asset/(Current Liability) - Corn Forward Contracts	5,299,690	$1,090,706	$(2,097,075)
Derivative financial instruments	Current Asset/(Current Liability) - Corn Futures & Exchange Traded	2,490,000	$(1,036,750)	$(2,875,075)

Statement of Operations Classification	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011

Realized (gains) losses	Cost of Goods Sold	$(215,134)	$4,454,204
Unrealized (gains) losses	Cost of Goods Sold	(322,495)	726,567

Net realized and unrealized(gains) losses	$(537,629)	$5,180,771

Statement of Operations Classification	Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011

Realized (gains) losses	Cost of Goods Sold	$751,411	$13,065,996
Unrealized (gains) losses	Cost of Goods Sold	(5,026,107)	726,567
Net realized and unrealized(gains) losses	$(4,274,696)	$13,792,563

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

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments.  The fair value of financial instruments are valued under Level 2 inputs except for derivative financial instruments which are valued as disclosed in Note 6.  The Company believes it is not practical to estimate the fair value of debt.

Note 3:  Inventory

Inventory is comprised of the following at:

June 30, 2012	September 30, 2012

Raw materials - corn	$5,377,943	$1,737,842
Supplies and chemicals	2,530,725	2,167,919
Work in process	2,637,434	2,026,188
Finished goods	1,802,303	5,266,198
Total	$12,348,405	$11,198,147

Note 4:            Members’ Equity

Our Board of Directors (the “Board”) declared our first distribution of $76.11 per membership unit in March, 2012 for unit holders of record as of April 1, 2012.  We did not declare or pay any distributions to our unit holders during our 2011 fiscal year.  Our Board has complete discretion over the timing and the amount of distributions to our unit holders, subject to certain financial covenants required by our senior credit facility, and subject to the consent of the institutional holders of our subordinated debt.  Without our primary lender’s approval, we may make distributions in an amount less than 30% of our previous year’s net income provided we are not in default of our loans.   The consent of the institutional holders of our subordinated debt is required for all distributions. Our financial covenants are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”  Our operating agreement requires our Board to endeavor to make cash distributions at such times and in such amounts as will permit our unit holders to satisfy their income tax liability in a timely fashion.   Our expectations with respect to our ability to make future distributions are discussed in greater detail in “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Note 5:            Revolving Loan/Credit Agreements

AgStar

The Company is party to a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “Lenders”) for an original maximum amount of $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  Borrowings under the loans accrue interest at a variable rate based on LIBOR plus 4.45% for each advance under the Credit Agreement.  On September 1, 2011, the Company elected to convert 50% of the term loan into a fixed rate loan of 6%.  The portion of the term loan not fixed and the term and working capital revolving lines of credit accrue interest at a rate equal to LIBOR plus 4.45%, with a 6% floor. The Credit Agreement requires compliance with certain financial and nonfinancial covenants.

Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  We are required to maintain $8,000,000 of working capital (of which we had $13,452,305 at June 30, 2012) and maintain a tangible net worth (as defined by the Credit Agreement) of $93,705,925 (of which we had $96,697,193 at June 30, 2012) under the Credit Agreement.  The term credit facility of $101,000,000 requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  The term of the $15,000,000 revolving working capital facility matures on March 29, 2013. Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory on the working capital line. The balance on the working capital line was $375,000 and $3,500,000 at June 30, 2012 and September 30, 2011, respectively, with $14,625,000 and $11,500,000 available for use at June 30, 2012 and September 30, 2011, respectively.   As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of June 30, 2012.   The balance on the term revolver was $10,000,000 at June 30, 2012 and September 30, 2011.

As of June 30, 2012 and September 30, 2011, the outstanding balance under the Credit Agreement was $82,751,885 and $96,753,936, respectively.  In addition to all the other payments due under the Credit Agreement, the Company also agreed to pay, an amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement) up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement   An Excess Cash Flow payment of $3,757,406 for Fiscal 2011 is due and payable in four equal installments in the year ending September 30, 2012 (“Fiscal 2012”).  As of June 30, 2012, $939,252 was due and payable for Fiscal 2011.

Bunge

Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, extended credit to the Company under a subordinated convertible term note, originally dated August 26, 2009, due on August 31, 2014, repayment of which is subordinated to the Credit Agreement (the “Holdings Note”).  The Holdings Note is convertible into Series U Units, at the option of Holdings, at the price of $3,000 per unit.   Interest accrues at the rate of 7.5% over the six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement. As of June 30, 2012, and September 30, 2011, there was $32,607,241 and $31,663,730 outstanding under the Holdings Note, respectively.  There was $1,135,028 and $425,500 of accrued interest (included in accrued expenses, related parties) due to Holdings as of June 30, 2012 and September 30, 2011, respectively.

The Company has a revolving note with Holdings due on August 31, 2014, repayment of which is subordinated to the Credit Agreement (the “Holdings Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Holdings Revolving Note; amounts in excess of $3,750,000 may be advanced by Holdings in its discretion.  Interest accrues at the rate of 7.5% over the six-month LIBOR.  While repayment of the Holdings Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of June 30, 2012 and September 30, 2011, the balance outstanding was $3,750,000 and $3,000,000, respectively.

ICM

ICM, Inc. (“ICM”) is party to a subordinated convertible term note (the “ICM Term Note”), which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of June 30, 2012 and September 30, 2011, there was $11,237,269 and $10,902,885, respectively, outstanding under the ICM Term Note.  There was $390,999 and $146,500 of accrued interest (included in accrued expenses, related parties) due to ICM as of June 30, 2012 and September 30, 2011, respectively.

Notes payable consists of the following as of June 30, 2012 and September 30, 2011:

June 30, 2012	September 30, 2011
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of
March 26, 2016 on the non-forgivable portion.	$257,500	$280,000

$200,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $1,667 due through the maturity date of
March 26, 2016 on the non-forgivable portion.	-	8,333

Convertible Notes payable to unitholders, bearing interest at LIBOR
plus 7.50-10.5% (8.28% at June 30, 2012); maturity on August 31, 2014.	506,308

Note payable to affiliate Bunge, N.A., bearing interest at LIBOR plus
7.50-10.5% (8.28% at June 30, 2012); maturity on August 31, 2014.	32,607,241	31,663,730

Note payable to affiliate ICM, bearing interest at LIBOR plus
7.50-10.5% (8.28% at June 30, 2012); maturity on August 31, 2014.	11,237,269	10,902,885

Term facility payable to AgStar bearing interest at LIBOR plus	36,370,097	43,593,856
4.45% with a 6.00% floor (6.00% at June 30, 2012); maturity on August 1, 2014.	36,006,788	39,660,080

Term revolver payable to AgStar bearing interest at LIBOR plus
4.45% with a 6.00% floor (6.00% at June 30, 2012); maturity on August 1, 2014.	10,000,000	10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at
June 30, 2012), maturing March 29, 2013.	375,000	3,500,000

Capital leases payable to AgStar bearing interest at 3.088%
maturing May 15, 2013.	16,787	28,701

Revolving line of credit payable to affiliate Bunge, N.A., bearing interest at LIBOR plus 7.50-10.5% with a floor of 3.00%
(8.28% at June 30, 2012).	3,750,000	3,000,000

131,126,990	142,637,585
Less current maturities	(15,090,684)	(21,236,780)
Total long term debt	$116,036,306	$121,400,805

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

June 30, 2012

Total	Level 1	Level 2	Level 3
Derivative financial instruments
Corn forward contracts asset	$1,090,706	$-	$1,090,706	$-

Corn futures & exchange traded (liability)	(1,036,750)	(1,036,750)	-	-
$53,956	$(1,036,750)	$1,090,706	$-

September 30, 2011

Total	Level 1	Level 2	Level 3
Derivative financial instruments
Corn forward contracts (liability)	$(2,097,075)	$-	$(2,097,075)	$-

Corn futures & exchange traded (liability)	(2,875,075)	(2,875,075)	-	-
	$(4,972,150)	$(2,875,075)	$(2,097,075)	$-

Note 7:             Related Party Transactions

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

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its ethanol plant (the “Facility”), and Bunge purchases the same, up to the Facility’s nameplate capacity of 110,000,000 gallons a year.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  Bunge and the Company were parties to a prior ethanol agreement dated December 15, 2008 (the “Prior Ethanol Agreement”) which was set to expire in August 2012.  Prior to the expiration of the Prior Ethanol Agreement, the Company and Bunge agreed to new terms under the Ethanol Agreement and to replace the Prior Ethanol Agreement with the Ethanol Agreement which commenced January 1, 2012 and runs through August 31, 2014.  The Ethanol Agreement will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term. The Company has incurred expenses of $327,211 and $1,320,490 during the three and nine months ended June 30, 2012 and $621,290 and $1,193,818 during the three and nine months ended June 30, 2011, respectively, under the Ethanol Agreement.

Under a Risk Management Services Agreement which continues through December 15, 2014, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and nine months ended June 30, 2012 and 2011 were $75,000 and $225,000, respectively.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three and nine months ended June 30, 2012 were $1,215,534 and $3,647,258, respectively.    Expenses under this agreement for the three and nine months ended June 30, 2011 were $1,215,519 and $3,639,866, respectively.

The Facility needs approximately 39.3 million bushels of corn per year, or approximately 108,000 bushels per day, as the feedstock for its dry milling process.  The Company is party to a Grain Feedstock Supply Agreement dated December 15, 2008 (the “Supply Agreement”) with Bunge.  Under the Supply Agreement, Bunge provides us with all of the corn needed to operate the ethanol plant.  The Company pays Bunge a per-bushel fee for corn procured by Bunge for us under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.  The Company expensed $313,169 and $994,904, respectively, in fees during the three and nine months ended June 30, 2012.  The Company expensed $313,123 and $909,824, respectively, in fees during the three and nine months ended June 30, 2011.

The Company entered into a Distillers Grain Purchase Agreement dated October 13, 2006, as amended (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from the Company and the Company is obligated to sell to Bunge all distillers grains produced at the Facility.  If the Company finds another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, it can ask Bunge to either market directly to the other purchaser or market to another purchaser on the same terms and pricing.   The initial ten year term of the DG Agreement began February 1, 2009.  The DG Agreement automatically renews for additional three-year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.

Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.  The Company expensed $527,475 and $1,561,072, respectively, in fees under this agreement during the three and nine months ended June 30, 2012.   The Company expensed $449,719 and $1,226,516, respectively, in fees under this agreement during the three and nine months ended June 30, 2011.

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three and nine months ended June 30, 2012 were $53,705 and $147,277, respectively.  Expenses under this agreement for the three and nine months ended June 30, 2011 were $33,452 and $59,375, respectively.

The Company and Holdings, an affiliate of Bunge have also entered into certain term and revolving credit facilities.  See Note 5, Revolving Loan/Credit Agreements for the terms of these financing arrangements.

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

On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM installed the equipment at the Company’s ethanol plant in Council Bluffs, Iowa.  As of June 30, 2012 the Company had paid ICM $2,783,750 under the Tricanter Agreement with no amounts remaining due.

The Company and ICM have also entered into a convertible term note.  See Note 5, Revolving Loan/Credit Agreements, for the terms of this financing arrangement.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and our annual report filed on Form 10-K for the year ended September 30, 2011 including the consolidated financial statements, accompanying notes and the risk factors contained therein.

Forward Looking Statements

This quarterly report on Form 10-Q by Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains forward-looking statements that involve future events, our future performance and our expected future operations and actions.  In some cases you can identify  forward-looking  statements  by the use of words such as “may,” “should,” “anticipate,” “believe,” “expect,” “plan,” “future,” “intend,” “could,” “estimate,” “predict,” “hope,” “potential,” “continue,” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the following factors:

	Changes in the availability and price of corn, natural gas, and steam;
	Our inability to comply with our credit agreements required to continue our operations;
	Negative impacts that our hedging activities may have on our operations;
	Decreases in the market prices of ethanol and distillers grains;
	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
	Changes in the environmental regulations that apply to our plant operations;
	Changes in plant production capacity or technical difficulties in operating the plant;
	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
	Changes in federal and/or state laws ;
	Changes and advances in ethanol production technology;
	Additional ethanol plants built in close proximity to our ethanol facility in southwest Iowa;
	Competition from alternative fuel additives;
	Changes in interest rates and lending conditions of our loan covenants;
	Our ability to retain key employees and maintain labor relations;
	Volatile commodity and financial markets;
	Continued price volatility in the price of corn; and
	Decreased ethanol prices resulting from the oversupply of ethanol.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this report.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2011 (the “2011 Form 10-K”) and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview, Status and Recent Developments

The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant (the “Facility”).  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Our Facility is near two major interstate highways, within 1.5 miles of the Missouri River and has access to five major rail carriers. This location is in close proximity to raw materials and product transportation access. The Facility receives corn and chemical deliveries primarily by truck but is able to utilize rail delivery if valuable.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River. In addition to close proximity to the Facility’s initial energy source, steam, there are two natural gas providers available, both with infrastructure immediately accessible.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue.

Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
(Unaudited) (1)	(Unaudited) (1

Income Statement Data	Amounts	% of Revenues	Value per Gallon	Income Statement Data	Amounts	% of Revenues	Value per Gallon

Revenues	$ 79,820,338	100%	$2.78	Revenues	$ 94,853,474	100%	$3.08
Cost of Goods Sold:				Cost of Goods Sold:
Material Costs	70,359,145	88%	2.45	Material Costs	77,342,375	82%	2.52
Variable Production Exp.	5,999,192	8%	0.21	Variable Production Exp.	8,163,343	9%	0.27
Fixed Production Exp.	4,169,228	5%	0.15	Fixed Production Exp.	7,286,251	8%	0.24
Gross Loss	(707,227)	-1%	(0.02)	Gross Margin	2,061,505	1%	0.07
General and Administrative Expenses	1,048,264	1%	0.04	General and Administrative Expenses	933,741	1%	0.03
Other Expenses, net	2,397,558	3%	0.08	Other Expenses, net	2,414,926	3%	0.08
Net loss	$ (4,153,049)	-5%	$(0.14)	Net income	$ (1,287,162)	-3%	$(0.04)

(1)	Includes ethanol and distillers grains converted to gallons.

Nine Months Ended June 30, 2012	Nine Months Ended June 30, 2011
(Unaudited) (1)	(Unaudited) (1)

Income Statement Data	Amounts	% of Revenues	Value per Gallon	Income Statement Data	Amounts	% of Revenues	Value per Gallon

Revenues	$ 264,896,990	100%	$2.87	Revenues	$ 236,555,894	100%	$2.76
Cost of Goods Sold:				Cost of Goods Sold:
Material Costs	220,561,962	83%	2.39	Material Costs	182,132,186	77%	2.12
Variable Production Exp.	20,366,485	8%	0.22	Variable Production Exp.	22,794,605	10%	0.27
Fixed Production Exp.	12,473,977	5%	0.14	Fixed Production Exp.	23,455,646	10%	0.27
Gross Margin	11,494,566	4%	0.12	Gross Margin	8,173,457	3%	0.10
General and Administrative Expenses	3,377,965	1%	0.04	General and Administrative Expenses	3,293,090	1%	0.04
Other Expenses, net	7,261,008	3%	0.08	Other Expenses, net	7,237,879	3%	0.08
Net income	$ 855,593	0%	$0.01	Net loss	$ (2,357,512)	-1%	$(0.02)

(1)	Includes ethanol and distillers grains converted to gallons.

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains and corn oil.  The following chart displays statistical information regarding our revenues.  The decrease in revenue in the third quarter of our fiscal year ending September 30, 2012 (“Fiscal 2012”) over the third quarter of our fiscal year ended September 30, 2011 (“Fiscal 2011”) was due to the average price per gallon of ethanol decreasing from $2.53 to $2.07 combined with a decrease in gallons sold from 30.7 million to 28.7 million.

 The increase in revenue in the first nine months of Fiscal 2012 as compared to the same period in Fiscal 2011 was also due to an aggregate increase in the gallons produced and sold during Fiscal 2011.  We shipped 92.4 million gallons during the first nine months of Fiscal 2012 compared to 85.8 million gallons during the same period in Fiscal 2011.  The average price per gallon decreased only slightly, to $2.22 from $2.24, during the first nine-months of Fiscal 2012.  The price reflects the varying market conditions between the periods.  The increase in gallons produced and sold is indicative of increasing production efficiencies.  Also included in the increase was an increase in the dried distiller’s grains with solubles (“DDGS”) average price per ton, from $167 during the first nine months of Fiscal 2011 to $201 during the same period in Fiscal 2012.

Three Months Ended June 30, 2012 (Unaudited)	Three Months Ended June 30, 2011 (Unaudited

Statistical Revenue Information	Gallons / Tons Sold	% of Revenues	Gallons / Tons Average Price	Statistical Revenue Information	Gallons / Tons Sold	% of Revenues	Gallons / Tons Average Price
Denatured Ethanol	28,735,866	74%	$ 2.07	Denatured Ethanol	30,703,782	82%	$ 2.53
Dried Distiller's Grains	71,827	19%	$ 209.92	Dried Distiller's Grains	70,926	15%	$ 194.74
Corn Oil	3,580	3%	$ 773.37	Corn Oil	2,230	2%	$ 907.64
Wet Distiller's Grains	26,870	3%	$ 89.59	Wet Distiller's Grains	10,988	1%	$ 69.32
Syrup	5,329	0%	$ 65.88	Syrup	13,212	0%	$ 12.44

Nine Months Ended June 30, 2012 (Unaudited)	Nine Months Ended June 30, 2011 (Unaudited)

Statistical Revenue Information	Gallons / Tons Sold	% of Revenues	Gallons / Tons Average Price	Statistical Revenue Information	Gallons / Tons Sold	% of Revenues	Gallons / Tons Average Price
Denatured Ethanol	92,351,685	77%	$ 2.22	Denatured Ethanol	85,766,206	81%	$ 2.24
Dried Distiller's Grains	221,657	17%	$ 200.63	Dried Distiller's Grains	227,968	18%	$ 166.69
Corn Oil	9,818	3%	$ 758.12	Corn Oil	3,958	1%	$ 892.95
Wet Distiller's Grains	78,410	3%	$ 86.68	Wet Distiller's Grains	16,461	0%	$ 68.25
Syrup	23,817	0%	$ 50.21	Syrup	27,400	0%	$ 13.71

Cost of Goods Sold

Our cost of goods sold decreased to $2.80 from $3.02 per gallon sold in the third quarter of Fiscal 2012 over the third quarter of Fiscal 2011.  The margin decrease is due entirely to higher corn costs.   Our average price of corn was approximately $6.49 and $6.70 per bushel in the third quarters of 2012 and 2011, respectively.  Although our corn cost increased, our average steam and natural gas energy cost decreased to $3.05 from $4.82 per MMBTU in the third quarter of Fiscal 2012 compared to Fiscal 2011.

Our cost of goods sold increased to $2.75 from $2.66 per gallon in the first nine months of Fiscal 2012 over the first nine months of Fiscal 2011, while our gross revenue per gallon also increased, to $2.87 from $2.76, creating a Gross Margin of $0.12 per gallon, compared to $0.10 in 2011.    Our average price of corn ground was approximately $6.37 and $5.52 per bushel in the first nine months of 2012 and 2011, respectively.  Although our corn cost increased, our average steam and natural gas energy cost decreased to $3.87 from $4.76 per MMBTU in the first nine months of Fiscal 2012 compared to Fiscal 2011

General & Administrative Expense

Our general and administrative expenses as a dollar amount increased slightly in comparing the three and nine months ending June 30, 2012 and 2011.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain steady to slightly decreasing during the fourth quarter of Fiscal 2012.

Other Expenses

Our other expenses for the three and nine months ended June 30, 2012 stayed relatively flat as compared to the same periods of Fiscal 2011.   Other expenses include interest expense, interest income, rental income and miscellaneous income.

Selected Financial Data.

Adjusted EBITDA is defined as net income (loss) plus interest expense net of interest income, plus income tax expense depreciation and amortization, or EBITDA, as adjusted for unrealized hedging losses (gains).  Adjusted EBITDA is not required by or presented in accordance with generally accepted accounting principles (“GAAP”).   in the United States of America, and should not be considered as an alternative to net income, operating income or any other performance measure presented in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance.  Adjusted EBITDA is a key measure of our operating performance and is considered by our management and Board of Directors as an important operating metric in their assessment of our performance.

Adjusted EBITDA does not reflect our interest expense or the cash requirements to pay principal.  Because we have borrowed money to finance our construction and operations, interest expense is a necessary element of our expense structure and our ability to generate profits and cash flows.  Therefore, any measure that excludes interest expense for principal may have material limitations.

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

Three Months Ended	Three Months Ended
June 30, 2012	June 30, 2011

Net loss	$(4,153,049)	$(1,287,162)
Interest Expense, net	2,403,463	2,420,476
Depreciation	2,859,105	2,717,789
EBITDA	1,109,519	3,851,103
Unrealized hedging (gains) losses	(322,495)	726,567
Adjusted EBITDA	$787,024	$4,577,670
Adjusted EBITDA per unit	$59.90	$348.40

Nine Months Ended	Nine Months Ended
June 30, 2012	June 30, 2011

Net Income (Loss)	$855,593	$(2,357,512)
Interest Expense, net	7,324,907	7,299,405
Depreciation	8,566,253	10,809,431
EBITDA	16,746,753	15,751,324
Unrealized hedging (gains) losses	(5,026,107)	726,567
Adjusted EBITDA	$11,720,646	$16,477,891
Adjusted EBITDA per unit	$892.05	$1,254.12

Liquidity and Capital Resources

We are party to a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “Lenders”) in the original maximum principal amount of  $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a $10,000,000 term revolving loan and a $15,000,000 working capital revolving line of credit.  As of June 30, 2012, we have an outstanding balance of $82.8 million under our Credit Agreement.  We also agreed to pay, beginning at the end of the Fiscal 2011, an amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 annually and up to $24,000,000 over the term of the Credit Agreement.   An Excess Cash Flow payment of $3,757,406 is due and payable in four equal installments of $939,351 during Fiscal 2012.  We have one payment that remains to be paid which will be paid during the fourth quarter of 2012.

In addition to compliance with the borrowing base, we are subject to working capital, tangible net worth and tangible owner’s equity covenants under the Credit Agreement. We are required to maintain $8,000,000 of working capital (of which we had $13,452,308 at June 30, 2012) and maintain a tangible net worth of $93,705,925 (of which we had $96,697,193 at June 30, 2012).  The tangible owner’s equity covenant is measured only at the end of each fiscal year.

Under our $15 million working capital revolving line of credit with the Lenders (the “Revolving LOC”), the balance was $375,000 and $3,500,000 at June 30, 2012 and September 30, 2011, respectively, with $14,625,000 and $11,500,000 available for use at June 30, 2012 and September 30, 2011, respectively.  There were no outstanding letters of credit as of June 30, 2012.  Our Revolving LOC was renewed through June 30, 2013.  The balance on the term revolver was $10,000,000 at both June 30, 2012 and September 30, 2011 with no additional amounts available for use.

 In addition, we have entered into a Subordinated Revolving Credit Note (the “Revolving Note”) with Bunge N.A. Holdings Inc., (“Holdings”) an affiliate of Bunge, Inc. (“Bunge”) effective August 26, 2009 providing for the extension of a maximum of $10,000,000 in revolving credit.  Holdings committed, subject to certain conditions, to advance up to $3,750,000 at our request under the Revolving Note, and amounts in excess of $3,750,000 may be advanced by Holdings at its discretion.  As of June 30, 2012 and September 30, 2011, we had $3,750,000 and $3,000,000, respectively, outstanding under the Revolving Note.  Except as otherwise agreed, we are required to draw the maximum amount available under the Credit Agreement to pay any outstanding advances under the Revolving Note.

We believe the prices of our primary input (corn) and as a result our principal products (ethanol and DDGS) will be volatile in the fourth quarter of Fiscal 2012. We believe operating margins will exhibit the same volatility in the fourth quarter of Fiscal 2012.  We also expect that in the last quarter of Fiscal 2012 our margins will be under pressure due to the continued volatility within both the ethanol and corn markets.

Primary Working Capital Needs

Cash provided by operations for the nine months ended June 30, 2012 and 2011 was $12.3 million and $12.4 million, respectively, as improved net income was offset by various balance sheet accounts.  For the nine months ended June 30, 2012 and 2011, net cash used in investing activities was ($768,745) and ($2,917,422), respectively, as we had a significant investment in equipment in 2011 that did not occur in 2012.  For the nine months ended June 30, 2012 and 2011, cash provided by (used in) financing activities was ($14.3) million and ($6.0) million, respectively.  This increased use of $8.3 million went entirely to pay down debt balances and distributions to members.

During the fourth quarter of Fiscal 2012, we estimate that we will require approximately $84 million or more for our primary input of corn and $4.6 million for our energy sources of steam and natural gas.  We have up to $15,750,000 in committed revolving credit available under our revolving credit agreements to support our working capital needs, and an additional $6,250,000 available at the discretion of a lender.

We believe that our existing sources of liquidity, including cash on hand, available revolving credit and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months.   However, in the event that the market continues to experience significant price volatility and negative crush margins at the current levels or in excess of current levels, we may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, or negotiating short-term concessions from our lenders.

Trends and Uncertainties Impacting Ethanol Industry and Our Future Operations

Commodity Price Risk

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

In response to the anticipated expiration of the Volumetric Ethanol Excise Tax Credit (“VEETC”), which is frequently referred to as the “blenders’ credit,” during the fourth quarter of 2011, the ethanol industry increased production in order to meet the demand of ethanol blenders seeking to take advantage of the blenders’ credit before it expired.  This increased production resulted in an ethanol supply that exceeded normal market levels which has caused ethanol margins to constrict to break even or negative levels since the end of 2011.  According to the Energy Information Administration, as an industry, ethanol producers responded by reducing weekly production levels by 11% by the end of the second quarter of calendar 2012 as compared to the fourth quarter of calendar 2011.  We believe that ethanol producers may continue to reduce production until ethanol supply and demand returns to normal market levels.

The price of corn has been volatile during 2012; recently reaching all-time highs in excess of $8.00 per bushel.  As of July 30, 2012, the Chicago Mercantile Exchange (“CME”) near-month corn price for September 2012 was $8.20; for December 2012 it was $8.13 and for March 2013 it was $8.06.  We believe the increase in corn prices is primarily due to the widespread drought in the U.S., and the decreasing estimates of total corn harvest.  Corn prices have increased in response to drought conditions in the Midwestern region of the U.S. and concern that a resulting decrease in the supply of corn could lead to the rationing of corn supplies, which could cause further increases in the price of corn.  The price of corn may also be impacted by reduced ethanol production levels as well as the current drought conditions and other market factors, including the reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles.  Increasing corn prices will negatively affect our costs of production and negatively impact our production margins.

Higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. An increase in land devoted to corn production could reduce the price of corn to some extent in the future.

We will continue to monitor the ethanol and corn prices and the current margin environment’s impact on our future projected cash flows.

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

In addition, hedging transactions expose us to the risk of counterparty non-performance where the counterparty to the hedging contract defaults on its contract or, in the case of over-the-counter or exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold.

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

Risks Related to Government Mandates and Subsidies

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The Federal Renewal Fuels Standard (the “RFS”) requires that a certain amount of renewable fuels must be used in the United States each year.  The 2012 RFS mandate is for 15.2 billion gallons of renewable fuels.  The Environmental Protection Agency (the “EPA”) has issued proposed allocations of classes of renewable fuels, which are not yet final.   Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol and the RFS.  Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices.  Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely.  A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

In the past, the ethanol industry was impacted by the VEETC or blenders’ credit.  The blenders’ credit expired on December 31, 2011 and was not renewed.  VEETC provided a volumetric ethanol excise tax credit to $0.45 per gallon of pure ethanol and $0.38 per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline.  As a result of the expiration of VEETC, we are seeing some negative impact on the price and demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending occurs when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, we do not believe that the expiration of VEETC will have a continued material effect on ethanol demand provided gasoline prices stay high and the RFS is maintained. Recently, there have been proposals in Congress to reduce or eliminate the RFS.  If the RFS is reduced or eliminated now that the blenders' credit was allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

Ethanol production in the U.S. was also benefited by a $0.54 per gallon tariff imposed on ethanol imported into the United States. On December 31, 2011, this tariff expired. Management believes that in the short-term, since the United States is a net exporter of ethanol, the expiration of the tariff will not have a significant impact on the United States ethanol industry. However, if other countries are able to increase their ethanol production, the expiration of the tariff may result in increased competition from foreign ethanol producers.

Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. The federal Renewable Fuels Standard II (“RFS2”), which was adopted in 2007 as part of the Energy Independence and Security Act, has been, and will likely continue to be, a driving factor in the growth of ethanol usage. In October 2011, the U.S. House of Representatives introduced the RFS Flexibility Act to reduce or eliminate the volumes of renewable fuel use required by RFS2 based upon corn stocks-to-use ratios.  The U.S. House of Representatives then introduced the Domestic Alternative Fuels Act of 2012 in January 2012 to modify RFS2 to include ethanol and other fuels produced from fossil fuels like coal and natural gas.  As a result of the recent drought conditions, we may see additional legislation aimed at reducing or eliminating the renewable fuel use required by RFS2.

Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. In order to grant a waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of the following two conditions has been met: (1) there is inadequate domestic renewable fuel supply, or (2) implementation of the requirement would severely harm the economy or environment of a state, a region, or the nation. On July 30, 2012, a number of livestock groups filed a waiver request with the EPA based on recent drought conditions.  Both the EPA administrator and the Secretary of Agriculture have recently indicated they do not see a reason for the administration to waive the RFS2 requirements due to the drought.

In an effort to further drive growth in the increased adoption of ethanol, Growth Energy, an ethanol industry trade association, and a number of ethanol producers requested a waiver from the EPA to increase the allowable amount of ethanol blended into gasoline from the current 10% level (“E10”), to a 15% level (“E15”). The EPA granted a partial waiver for E15 for use in model year 2007 and newer model passenger vehicles, including cars, SUVs, and light pickup truck in October 2010.  The EPA then granted a second partial waiver for E15 for use in model year 2001 to 2006 passenger vehicles in January 2011.   The EPA has completed its evaluation of the health effects tests of E15 and on February 17, 2012, they announced that fuel manufacturers are now able to register E15 with the EPA for sale.  In April 2012, a group of ethanol industry members funded a national fuel survey on E15 to meet one of the final requirements of the EPA prior to introducing E15 into the marketplace. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. In July 2012, the first retail sales of E15 ethanol blends in the U.S. occurred.  As of June 5, 2012, 60 fuel manufacturers were registered to sell E15.

Impact of Hedging Transactions on Liquidity

Our operations and cash flows are highly impacted by commodity prices, including prices for corn, ethanol, distillers grains,  natural gas and steam. We attempt to reduce the market risk associated with fluctuations in commodity prices through the use of derivative instruments, including forward corn contracts and over-the-counter exchange-traded futures and option contracts. Our liquidity position may be positively or negatively affected by changes in the underlying value of our derivative instruments. When the value of our open derivative positions decrease, we may be required to post margin deposits with our brokers to cover a portion of the decrease or we may require significant liquidity with little advanced notice to meet margin calls. Conversely, when the value of our open derivative positions increase, our brokers may be required to deliver margin deposits to us for a portion of the increase.  We continuously monitor and manage our derivative instruments portfolio and our exposure to margin calls and while we believe we will continue to maintain adequate liquidity to cover such margin calls from operating results and borrowings, we cannot estimate the actual availability of funds from operations or borrowings for hedging transactions in the future.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 3.  Qualitative and Quantitative Disclosure About Market Risk.

Not applicable.

~~Item 4.  Controls and Procedures.~~

Our management, including our President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with our Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15 under the Securities Exchange Act of 1934), as of June 30, 2012.  Based upon this review and evaluation, these officers believe that our disclosure controls and procedures are presently effective.

Our management has evaluated, with the participation of our President and Chief Executive Officer, any change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this Quarterly Report on Form 10-Q. There was no change in our internal control over financial reporting identified in that evaluation that occurred during the fiscal period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -- Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

In addition to the discussion of risks and other information set forth in this Quarterly Report on Form 10-Q, you should also review the description of factors that could materially affect our business, financial condition or operating results set forth in Part 1, Item 1.A, “Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2011. These risk factors do not identify all risks that we face.   Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, may also have an adverse effect on our business, financial condition and/or results of operations and we cannot predict such risks or estimate the extent to which they may affect our business or financial performance.

The following risk factors, which modify the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2011, should be considered in conjunction with the other information included in, or incorporated by reference in, this Quarterly Report on Form 10-Q.

Continued price volatility and recent increases in the price of corn may adversely impact our operating results and profitability.

Our operating results and financial condition are significantly affected by the price and supply of corn.  Because ethanol competes with non-corn derived fuels, we generally are unable to pass along increases in corn costs to our customers. At certain levels, corn prices may make the production of ethanol uneconomical.  There is currently significant price pressure on local corn markets caused by nearby ethanol plants, livestock industries and other corn consuming enterprises. If the demand for corn continues to drive corn prices significantly higher, we may not be able to acquire the corn needed to continue operations.

Additionally, local corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather. Corn prices have increased in response to drought conditions in the Midwestern region of the U.S. and concern that a resulting decrease in the supply of corn could lead to the rationing of corn supplies, which could cause further increases in the price of corn and negatively impact our production margins.  The continuation of drought conditions resulting in a decreased corn supply combined with rising demand and corn prices may have a material adverse impact on our cash flows, results of operations and financial condition.

The oversupply of ethanol and decreased prices for ethanol could adversely affect our results of operations and our ability to operate at a profit.

Our revenues are dependent on market prices for ethanol.  Market prices for ethanol can be volatile as a result of a number of factors, including, but not limited to, the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline and corn, and the level of government support.

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be adversely impacted if the demand for, or the price of gasoline decreased.  The United States ethanol industry presently has a production capacity of approximately 15.2 billion gallons per year of “renewable biofuels” according to the Spring 2012 Fuel Ethanol Plant Map produced by Ethanol Producer Magazine, including some presently idled facilities. However, the current Federal Renewable Fuels Standard, known as RFS2, requires that U.S. ethanol blenders purchase only 13.2 billion gallons of renewable biofuels during 2012. During 2011, the U.S. exported a record 1.2 billion gallons of ethanol, according to the Renewable Fuels Association. However, net exports in 2012 remain uncertain given a jump in imports following the expiration of the import tariff on December 31, 2011 and a weaker Brazilian currency in 2012. Brazil purchased approximately 40% of U.S. ethanol exports in 2011. If the U.S. ethanol supply imbalance continues, then ethanol prices and our profit margins may remain narrow or further decrease.

Our results of operations can also be materially harmed when the price of ethanol exceeds the price of wholesale gasoline because it discourages the blending of ethanol with gasoline and encourages the use of surplus 2012 renewable identification numbers (RINs) by obligated parties to satisfy applicable standards.  The reduction in the demand for ethanol due to the use of 2012 RINs further reduces production margins due to lower volumes and resulting pressure on the price of ethanol.  Such conditions could adversely affect our cash flows and results of operations.

Any waiver granted by the EPA to the mandated RFS2 requirements, in whole or in part, could further negatively impact the demand for ethanol. On July 30, 2012, a number of livestock groups filed a waiver request with the EPA based on drought conditions.  Both the EPA administrator and the Secretary of Agriculture have recently indicated they do not see a reason for the administration to waive the RFS2 requirements due to the drought.  However, the grant of this waiver or any similar waiver request could have a material adverse impact on our cash flows, results of operations and financial condition.

The Federal Volumetric Ethanol Excise Tax Credit (“VEETC”) expired on December 31, 2011 and its absence could negatively impact our profitability.

The VEETC program allowed gasoline distributors who blend ethanol with gasoline to receive a $0.45 federal excise tax credit for each gallon of ethanol they blended. This excise tax credit expired on December 31, 2011.  It is unclear exactly how the absence of this tax credit will affect the ethanol market over time, but it could negatively impact the price we receive for our ethanol and our operating results and financial condition.

The secondary tariff on imported ethanol expired in December 2011, and its absence could have a material adverse impact on our cash flows, operating results and financial condition.

The secondary tariff on imported ethanol expired in December 2011. Accordingly, it is possible that we could see an increase in ethanol produced in foreign countries being marketed in the United States, which could negatively impact our profitability. The secondary tariff on imported ethanol was a $0.54 per gallon tariff on ethanol imports from certain foreign countries.  If market prices make importing ethanol to the United States profitable for foreign producers, we could see an influx of imported ethanol on the domestic ethanol market which could impair our ability to profitably compete with low-cost international producers and have a material adverse impact on domestic ethanol prices and our cash flows, operating results and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

       Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1      Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1      Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.*

32.2      Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.*

101.XML	XBRL Instance Document*
101.XSD	XBRL Taxonomy Schema*
101.CAL	XBRL Taxonomy Calculation Database*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

*

This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: August 14, 2012	/s/ Brian T. Cahill
President and Chief Executive Officer

Date: August 14, 2012	/s/ Brett L. Frevert
CFO and Principal Financial Officer