Form 10-K
period 2012-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2012-12-19
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189 th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:
Series A Membership Units
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of September 30, 2012, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.
As of September 30, 2012, the Company had 8,805 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”)contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

AVAILABLE INFORMATION

Information about us is also available at our website at www.sireethanol.com , under “SEC Compliance,” which includes links to reports we have filed with the SEC.  The contents of our website are not incorporated by reference into this Annual Report on Form 10-K.

Item 1.   Business.

The Company is an Iowa limited liability company located in Council Bluffs, Iowa, and was formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico and the Pacific Rim.  During the first quarter of our fiscal year ended September 30, 2011 (“Fiscal 2011”), we implemented a corn oil extraction system, the corn oil from which accounted for approximately 3% of our revenue stream during our fiscal year ended September 30, 2012 (“Fiscal 2012”).

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

The most severe and extensive drought in over 25 years has impacted the agricultural sector, especially corn prices, and the ethanol industry. November 2012 corn estimates of 10.7 billion bushels declined 27.5% from the 14.8 billion bushels estimated in May 2012. Corn yields, estimated to be 122.3 bushels per acre, were the lowest since 1995. Overall corn supplies fell 13% from 2011/2012 to 11.8 billion bushels. Corn prices rose to a range of $6.95 - $8.25 per bushel for the marketing year 2012, up from the $6.22 average for 2011.

Financial Information

Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities, and “Item 8 – Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Rail Access

We own a six mile loop railroad track for rail service to our Facility.  Our track comes off the Council Bluffs Energy Center line where interstate I-29 crosses and proceeds south along the east side of Pony Creek.  The track terminates in a loop-track south of the Facility, which accommodates 100 car trains.  We entered into an Industrial Track Agreement with CBEC Railway, Inc. (the “Track Agreement “), which governs our use of the loop railroad and requires, among other things, that we maintain the loop track.

We are a party to an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a significant equity holder, for the sublease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, we sublease railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar subleases. Pursuant to the terms of a side letter to the Railcar Agreement, we may be able to sublease cars back to Bunge from time to time when the cars are not in use in our operations

Employees

We had 58 employees, 57 of which were full time, as of September 30, 2012.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.

Principal Products

The principal products we produce are ethanol and distillers grains, and corn oil.

Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  Ethanol is shipped by truck in the local markets, and by rail in the national market.

We produced 122.0 million and 115.7 million gallons of ethanol for the years ended September 30, 2012 and 2011, respectively, and approximately 76% and 81% of our revenue was derived from the sale of ethanol in Fiscal 2012 and 2011, respectively.

Distillers Grain

The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed supplement primarily marketed to the beef and dairy industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distillers grains:  wet distillers grains with solubles (“WDGS”) and dried distillers grains with solubles (“DDGS”).  WDGS are processed corn mash that has been dried to approximately 50% to 65% moisture.  WDGS have a shelf life of approximately seven days and are often sold to nearby markets.  DDGS are processed corn mash that has been dried to approximately 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market.

We sold 293,806 and 305,929 tons of DDGS in Fiscal 2012 and 2011, respectively.  Approximately 21% and 17% of our revenue was derived from the sale of DDGS,  WDGS, and corn syrup in Fiscal 2012 and 2011, respectively.

Corn Oil

During Fiscal 2011 we installed an ICM corn oil extraction system and began selling corn oil.   This system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 13,382 and 5,858 tons of corn oil in Fiscal 2012 and 2011, respectively, representing approximately 3% and 2% of our revenue, respectively.

Principal Product Markets

As described below in “Distribution Methods,” we market and distribute all of our ethanol and distillers grains through a professional third party marketer.  Our ethanol and distillers grains marketer makes all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market; however, as United States production of ethanol and distillers grains continue to expand, we anticipate increased international sales of our products.  Currently, approximately 25% of our distillers grains are exported outside of the continental United States.  As distillers grains become more accepted as an animal feed substitute throughout the world, distillers grains exporting may increase. However, management anticipates that demand for distillers grains in the Asian market may show decreased demand in the future due to the current high level of prices.

Distribution Methods

In 2009, Bunge became the exclusive purchaser of our ethanol pursuant to an Ethanol Purchase Agreement dated December 15, 2008 (the “Prior Ethanol Agreement”).  Bunge markets our ethanol in national, regional and local markets.  Prior to the expiration of the Prior Ethanol Agreement, the company and Bunge agreed to new terms effective on January 1, 2012 (the “Ethanol Agreement”). The Ethanol Agreement now expires on August 31, 2014, and then automatically renews for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term. Under the Ethanol Agreement, we sell to Bunge all of the ethanol produced at the Facility, and Bunge purchases the same, up to the Facility’s nameplate capacity.  We pay Bunge a per-gallon fee for ethanol bought and sold by Bunge under the Ethanol Agreement subject to a minimum annual fee of $750,000 and adjustments according to specified indexes after three years.

We entered into a Distillers Grain Purchase Agreement, as amended (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from us and we are obligated to sell to Bunge all distillers grains produced at our Facility.  If we find another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, we can ask Bunge to either market directly to the other purchaser or market to another purchaser on the same terms and pricing.

The initial term of the DG Agreement runs until February 1, 2019, and will automatically renew for additional three year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and SIRE. Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.

Pursuant to a Corn Oil Agency Agreement (the “Corn Oil Agreement”), effective as of November 12, 2010, between SIRE and Bunge, we exclusively use Bunge as our agent to market corn oil produced at the Facility.  For its efforts in marketing our corn oil, we pay Bunge a marketing fee based on the amount of corn oil sold.  Beginning on November 12, 2013, the marketing fee will be adjusted based on the change in a specified formula.

Raw Materials

Corn Requirements

Ethanol can be produced from a number of different types of grains and waste products.  However, approximately 90% of ethanol in the United States today is produced from corn.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the commodity markets, especially during the last nine months of Fiscal 2012, we cannot predict the future price of corn.

Our Facility needs approximately 39.3 million bushels of corn per year, or approximately 108,000 bushels per day, as the feedstock for its dry milling process.  During Fiscal 2012 and 2011, we purchased 43.67 and 40.11 million bushels of corn, respectively, which was obtained primarily from local markets.  To assist in our securing the necessary quantities of grain for our plant, we entered into a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Agri-Bunge, LLC, an affiliate of Bunge, which was subsequently assigned to Bunge.   Under the Supply Agreement, Bunge provides us with all of the corn we need to operate our ethanol plant, and we have agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  We pay Bunge a per-bushel fee for corn procured by Bunge for us under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.

Energy Requirements

The production of ethanol is a very energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 26,250 BTUs of energy are required to produce a gallon of ethanol when we dry 100% of our distillers grains.  It is our goal to operate the plant as efficiently as possible, reducing the amount of energy consumed per gallon of ethanol produced.  Additionally, water supply and quality are important considerations.

Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam but we can change between steam and natural gas depending on energy costs.  Given the lower prices for natural gas, the Facility operated largely on natural gas in Fiscal 2012.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into an Executed Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  The Steam Contract remains in effect until February 1, 2019. During Fiscal 2012 and 2011, we purchased approximately 1,179,102 and 2,340,184 MMBTUs of steam, respectively. The lower volumes purchased in Fiscal 2012 reflects our increased utilization of natural gas given the lower cost of natural gas during the period.

Natural Gas

Although steam is considered our primary energy source, natural gas accounted for around 63% of our energy usage in Fiscal 2012. We have installed two natural gas boilers for use when our steam service is temporarily unavailable or prices favor natural gas instead of steam.  Natural gas is also needed for incidental purposes.  The gas prices trended lower in Fiscal 2012 as a result of the drop in crude oil prices and based on anticipated increases in supply relative to demand.  We do not expect natural gas prices to remain steady in the near future and anticipate the prices to trend higher into the winter months of 2012-2013 as seasonal demand for natural gas increases due to heating needs in the colder weather.  We have entered into a natural gas supply agreement with Encore for our long term natural gas needs.  During Fiscal 2012 and 2011, we purchased 2,023,892 and 679,760 MMBTUs of natural gas, respectively.

Electricity

Our Facility requires a large continuous supply of electrical energy.  We have purchased 74,977 and 70,608 megawatts of electricity in Fiscal 2012 and 2011, respectively, from MidAm under an Electric Service Contract (“Electric Contract”).  We agreed to pay MidAm (i) a service charge of $200 per meter, (ii) a demand charge of $3.38 in the summer and $2.89 in the winter (iii) a reactive demand charge of $0.49/kVAR of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service continued at these prices until the Electric Contract expired on June 30, 2012 and subsequently we elected to be charged under one of MidAm’s electric tariffs.

Water

We require a significant supply of water.  Much of the water used in an ethanol plant is recycled back into the process. There are, however, certain areas of production where fresh water is needed.  Those areas include boiler makeup water and cooling tower water.  Boiler makeup water is treated on-site to minimize all elements that will harm the boiler and recycled water cannot be used for this process.  Cooling tower water is deemed non-contact water (it does not come in contact with the mash) and, therefore, can be regenerated back into the cooling tower process.  The makeup water requirements for the cooling tower are primarily a result of evaporation.  Much of the water is recycled back into the process, which minimizes the discharge.  Our Facility’s fresh water requirements are approximately 1,500,000 gallons per day.  Our water requirements are supplied through three ground wells, which are permitted to produce up to 2,000,000 gallons of water per day, and we can access water from the Missouri River.

Patents, Trademarks, Licenses, Franchises and Concessions

SIRE TM, our logos, trade names and service marks used in this report are our property.  We were granted a perpetual license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate our Facility.  There is no fee or definitive term for this license.

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

Dependence on One or a Few Major Customers

As discussed above, we have marketing and agency agreements with Bunge, for the purpose of marketing and distributing our principal products.  We rely on Bunge for the sale and distribution of all of our products and are highly dependent on Bunge for the successful marketing of our products.  Currently,  we do not have the ability to market our ethanol and distillers grains internally should Bunge be unable or refuse to market these products at acceptable prices.  We anticipate that we would be able to secure alternate marketers should Bunge fail, however, a loss of Bunge as our marketer could significantly harm our financial performance.

Our Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other plants.  According to Renewable Fuels Association as of November 29, 2012, there were 211 ethanol plants in the United States with the nameplate capacity to produce 14.7 billion gallons of ethanol annually which were producing 13.3 billion gallons of ethanol annually as of November 29, 2012.  An additional four plants are under construction or expanding, which could add an additional estimated 0.16 billion gallons of annual production capacity.  On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources and experience than we have. Some of our competitors are, among other things, capable of producing a significantly greater amount of ethanol or have multiple ethanol plants that may help them achieve certain benefits that we cannot achieve with one ethanol plant. Large producers may have an advantage over us from economies of scale and negotiating position with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane, a process which has historically been lower cost than producing ethanol from corn. This is due primarily to the fact that sugarcane does not need to go through the extensive cooking process to convert the feedstock to sugar. Several large companies produce ethanol in Brazil, including affiliates of Bunge which, according to the Biofuels Digest, are one of the largest ethanol producers in Brazil.

Energy Information Administration (“EIA”) data shows ethanol imports increased from 51.5 million gallons in the first nine months of 2011 to 238.7 million gallons in the first nine months of 2012. According to the EIA data, Brazil was the top source of U.S. ethanol imports, accounting for approximately 85.5% of September 2012 shipments received in U.S. ports. Under the Renewable Fuels Standard, certain parties are obligated to blend, in the aggregate, 2.0 billion gallons of advanced biofuels in 2012. During 2012, sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. The Brazilian government may increase the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) as sugarcane production rises, which would likely decrease ethanol exports from Brazil into the U.S.

Ethanol produced in foreign countries, from sugarcane or other feed stocks imported into the United States, was previously subject to an import tariff of $0.54 per gallon. The import tariff expired on December 31, 2011. Depending on feed stock prices, ethanol imported from foreign countries may be less expensive than domestically-produced ethanol as evidenced by the recent increase in ethanol imports from Brazil.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of December 6, 2012, Iowa had 41 ethanol refineries in production, nameplate capacity to produce 3.69 billion gallons of ethanol.  According to the Nebraska Ethanol Board, there were currently 24 existing ethanol plants in Nebraska as of October, 2012 with a combined ethanol nameplate production capacity of approximately two billion gallons of ethanol a year.  Historically, certain plants located in Nebraska were eligible for state incentives, which authorized certain producers to receive up to $2.8 million of tax credits per year for up to eight years.  This tax credit program expired in June 2012 and therefore, any competitive advance such plants had over us based on the receipt of such tax credits have been eliminated.

Competition from Alternative Renewable Fuels

We anticipate increased competition from renewable fuels that do not use corn as the feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn. One type of ethanol production feedstock that is being explored is cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Currently, cellulosic ethanol production technology is not sufficiently advanced to produce cellulosic ethanol on a commercial scale. However, due to government incentives designed to encourage innovation in the production of cellulosic ethanol, we anticipate that commercially viable cellulosic ethanol technology will be developed in the future. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.

Because our Facility is designed as single-feedstock facilities, we have limited ability to adapt the plant to a different feedstock or process system without additional capital investment and retooling.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell industry offers a technological option to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2012 (the “RFA 2012 Outlook”), ethanol plants produced more than 30 million metric tons of distillers grains in 2010/2011 and are estimated to be more than 35 million metric tons in 2011/2012.  We compete with other producers of distillers grains products both locally and nationally.

The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2012 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from it.

The market for distillers grains is generally confined to locations where freight costs allow it to be competitively priced against other feed ingredients. Distillers grains compete with three other feed formulations: corn gluten feed, dry brewers grain and mill feeds. The primary value of these products as animal feed is their protein content. Dry brewers grain and distillers grains have about the same protein content, and corn gluten feed and mill feeds have slightly lower protein contents. Distillers grains contain nutrients, fat content, and fiber that we believe will differentiate our distillers grains products from other feed formulations. However, producers of other forms of animal feed may also have greater experience and resources than we do and their products may have greater acceptance among producers of beef and dairy cattle, poultry and hogs.

Principal Supply & Demand Factors

Ethanol

Ethanol prices increased during Fiscal 2012 as a direct response to increasing corn prices.  Management currently expects ethanol prices will continue to be directly related to the price of corn.  Management believes the industry will need to grow both product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term.  According to Renewable Fuels Association, there were 211 ethanol plants in operation in the United States with the nameplate capacity to produce 14.7 billion gallons of ethanol which were producing 13.3 billion gallons annually as of November 29, 2012.  Currently, four plants are under construction or expanding, which could add an additional estimated 0.16 billion gallons of annual production capacity.    Although several plants decreased production or shutdown operations during Fiscal 2012 as a result of the compressed margins currently impacting the ethanol industry, if the new supply of ethanol is equally met with ethanol demand, downward pressure on ethanol prices could start.

Management believes it is important that ethanol blending capabilities of the gasoline market be expanded to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand ethanol distribution and blending infrastructure, which would allow the ethanol industry to supply ethanol to markets in the United States that are not currently blending ethanol.

Distillers Grains

Distillers grains compete with other protein-based animal feed products. In North America, over 80% of DDGS are used in ruminant animal diets, and are also fed to poultry and swine.  Every bushel of corn used in the dry grind ethanol process yields approximately 17 pounds of DDGS, which is an excellent source of energy and protein for livestock and poultry.  Introducing DDGS into a feed ration for these animals can reduce the total feed cost from 3 to 10%.  The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.

Historically, sales prices for distillers grains have been correlated with prices of corn. However, there have been occasions when the price increase for this co-product has lagged behind increases in corn prices. In addition, our distillers grains co-product competes with products made from other feedstocks, the cost of which may not have risen as corn prices have risen. Consequently, the price we may receive for distillers grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the U.S. fall, it may have an adverse effect on our business.

Management expects that DDGS prices may continue to increase slightly in the next year in response to increased corn prices and a decreased supply of corn resulting from the 2012 drought conditions.

Competition for Supply of Corn

During the last quarter of Fiscal 2012, corn prices traded to all-time highs due to drought conditions in the midwestern region of the U.S. Estimates of supply and demand provided by the U.S. Department of Agriculture forecasted lower production levels and corresponding reduced demand levels as a result of higher corn prices. Consumers of corn, including ethanol producers, are competing for potentially reduced domestic supplies.

Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to Iowa Renewable Fuels Association, as of September 8, 2012, there were 40 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The existence and development of other ethanol plants, particularly those in close proximity to our plant, will increase the demand for corn that may result in even higher costs for supplies of corn

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the United States Department of Agriculture (“USDA”), for 2010: 5.02 billion bushels of U.S. corn was used in ethanol production, with 1.4 billion bushels being used in food and other industrial uses, and 2.0 billion bushels used for export.  As of November 9, 2011, the USDA increased the forecast of the amount of corn to be used for ethanol production during the current marketing year (2011-12).  The 2011-12 forecast, which estimates that a total of 5.00 billion bushels of corn will be used in the production of corn ethanol, is approximately 0.20 million bushels less than used in that category last year.  The USDA cites the absence of the VEETC in 2012 as well as the current economic forecast as the reason for the decrease.

Federal Ethanol Support and Governmental Regulations

RFS

The ethanol industry is dependent on several economic incentives to produce ethanol, including federal tax incentives and ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”) which has been and will continue to be a driving factor in the growth of ethanol usage. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

On February 3, 2010, the EPA implemented new regulations governing the RFS. These new regulations have been called “RFS2.” RFS2 requires 12.95 billion gallons of renewable fuel be sold or dispensed in 2010, increasing to 36 billion gallons by 2022.  The 2012 mandate is for 15.2 billion gallons of renewable fuels.  This mandate does not apply just to corn-based ethanol, but includes all forms of fuel created from feedstocks that qualify as “renewable biomass.”  The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.   We cannot assure that this program’s mandates will continue in the future.

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

Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, a region, or the U.S. In August 2012, governors from eight states filed formal requests with the EPA to waive the RFS requirements based on drought conditions. On November 16, 2012, the EPA denied the waiver request.  Although the EPA denied this waiver request, we cannot guarantee that if future waiver requests are filed that the EPA will deny such requests.  However, our operations could be adversely impacted if such a waiver is ever granted.

We believe that any reversal or waiver in federal policy on the RFS could have a significant impact on the ethanol industry.

Because of a small corn crop and high corn prices, there is doubt about meeting the ever-increasing future RFS requirements especially in the short-term. There is a possibility that corn production in 2013 may not be able to rebound from the drought in 2012. This means corn producers may not be able to generate the corn supply needed to meet the ethanol industry demand beyond the minimum floor set by the RFS. We are dependent on Bunge’s ability to market the ethanol in this competitive environment.

The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of green house gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in green house gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% green house gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in green house gases, and cellulosic biofuels must accomplish a 60% reduction in green house gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program.. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions.

Based on the final regulations, we believe our Facility, at its current operating capacity, was grandfathered into the RFS given it was constructed prior to the effective date of the lifecycle green house gas requirement and is not required to prove compliance with the lifecycle green house gas reductions.   However, expansion of our Facility will require us to meet a threshold of a 20% reduction in greenhouse gas, or GHG emissions to produce ethanol eligible for the RFS 2 mandate. In order to expand capacity at our Facility, we may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains.

Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

VEETC

In the past, the ethanol industry was impacted by the Volumetric Ethanol Excise Tax Credit (“VEETC”) which is frequently referred to as the “blender’s credit.” The blenders’ credit expired on December 31, 2011 and was not renewed. VEETC provided a volumetric ethanol excise tax credit for $0.45 per gallon of pure ethanol and $0.38 per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. As a result of the expiration of VEETC, we are seeing some negative impact on the price and demand for ethanol in the market due to reduced discretionary blending of ethanol. Discretionary blending occurs when gasoline blenders use ethanol to reduce the cost of blended gasoline. However, management does not believe that the expiration of VEETC will have a continued material effect on ethanol demand provided gasoline prices stay high and the RFS is maintained.  However, if the RFS is reduced or eliminated, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

State Initiatives

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.

E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the United States Department of Energy (the “USDOE”), there are currently more than eight million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The USDOE reports that there were 2,264 retail gasoline stations supplying E85 as of October 31, 2012.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.

Changes in Corporate Average Fuel Economy (“CAFÉ”) standards have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. This variance encourages auto manufacturers to build more flexible-fuel models, particularly in trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.

E15

E15 is a blend of gasoline and up to 15% ethanol.   The EPA has completed its evaluation of the health effects tests of E15 and on February 17, 2012, they announced that fuel manufacturers are now able to register E15 with the EPA for sale. In April 2012, a group of ethanol industry members funded a national fuel survey on E15 to meet one of the final requirements of the EPA prior to introducing E15 into the marketplace. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. In July 2012, the first retail sales of E15 ethanol blends in the U.S. occurred. As of June 5, 2012, 60 fuel manufacturers were registered to sell E15. Prior to the final approval of E85 for sale, the EPA granted partial waivers for certain motor vehicles, subject to certain conditions.

Effective July 1, 2011, Iowa retailers are eligible for a three cent per gallon tax credit for every gallon of E15 sold.   Any reversal of the EPA waivers or approvals for the sale of E15 will likely to nullify the tax credit for Iowa retailers and adversely affect the demand for E15.

Cellulosic Ethanol

The Energy Independence and Security Act provided numerous funding opportunities in support of cellulosic ethanol. In addition, RFS2 mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol. The profitability of ethanol production depends heavily on federal incentives so the loss or reduction of incentives from the federal government in favor of corn-based ethanol production may reduce our profitability.

Environmental Regulations and Permits

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental and operating permits.  Even though we have successfully acquired the permits necessary for our operations, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, if we sought to expand the Facility’s capacity in the future, we would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.   Our failure to obtain and maintain any environmental and/or operating permits currently required or which may be required in the future could force us to make material changes to our Facility or to shut down altogether.

The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, we believe the final RFS2 regulations grandfather our plant at its current operating capacity, though expansion of our plant will need to meet a threshold of a 20% reduction in green house gas (“GHG”) emissions from a baseline measurement to produce ethanol eligible for the RFS 2 mandate. In order to expand capacity at our plant, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains.

Separately, the California Air Resources Board has adopted a Low Carbon Fuel Standard requiring a 10% reduction in GHG emissions from transportation fuels by 2020. An Indirect Land Use Change component is included in this lifecycle GHG emissions calculation, although several lawsuits have been filed challenging this standard.

Part of our business is regulated by environmental laws and regulations governing the labeling, use, storage, discharge and disposal of hazardous materials. Other examples of government policies that can have an impact on our business include tariffs, duties, subsidies, import and export restrictions and outright embargos.

We also employ maintenance and operations personnel at each of our ethanol plants. In addition to the attention that we place on the health and safety of our employees, the operations at our Facility are governed by the regulations of the Occupational Safety and Health Administration, or OSHA.

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

There is not an active trading market for our limited liability company interests, or “Units,” to develop. To maintain our partnership tax status, our Units may not be publicly traded.  Within applicable tax regulations, we utilize a qualified matching service (“QMS”) to provide a limited market to our Members, but we have not and will not apply for listing of the Units on any stock exchange.  Finally, applicable securities laws may restrict the transfer of our Units.  As a result, while a limited market for our Units may develop through the QMS, Members may not sell Units readily, and use of the QMS is subject to a variety of conditions and limitations.  The transfer of our Units is also restricted by our Third Amended and Restated Operating Agreement dated July 17, 2009 (the “Operating Agreement”) unless the Board of Directors (the “Board” or “Board of Directors”) approves such a transfer. Furthermore, the Board will not approve transfer requests which would cause the Company to be characterized as a publicly traded partnership under the regulations adopted under the Internal Revenue Code of 1986, as amended (the “Code”).  The value of our Units will likely be lower because they are illiquid. Members are required to bear the economic risks associated with an investment in us for an indefinite period of time.

Our failure to comply with our loan covenants could require us to abandon our business.

Our indebtedness, including the indebtedness under the Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA and a group of lenders (collectively the “Lenders”), a revolving note with Bunge, and convertible debt, increases the risk that we will not be able to operate profitably because we will need to make principal and interest payments on the indebtedness.  Debt financing also exposes our Members to the risk that their entire investment could be lost in the event of a default on the indebtedness and a foreclosure and sale of the Facility and its assets for an amount that is less than the outstanding debt.  Our ability to obtain additional debt financing, if required, will be subject to approval of our lending group, which may not be granted, the interest rates and the credit environment as well as general economic factors and other factors over which we have no control.

Our debt service requirements and restrictive loan covenants limit our ability to borrow more money, make cash distributions to our Members and engage in other activities.

Under the terms of our indebtedness (the “ Current Loans”)we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, make capital expenditures, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The Current Loans also contain financial covenants including a maximum revolving credit availability based on the borrowing base, minimum working capital amount, minimum tangible net worth, a minimum fixed charge coverage ratio, and a minimum tangible owner’s equity.  Our obligations to repay principal and interest on the Current Loans make us vulnerable to economic or market downturns.  If we are unable to service our debt, we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our Members’ interests. If we default on any covenant, our current Lenders or (or any subsequent lender) could make the entire debt, once incurred, immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could cause us to cease operations.

Risks Associated With Operations

We are dependent on MidAm for our steam supply and any failure by it may result in a decrease in our profits or our inability to operate.

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

We may not be able to protect ourselves from an increase in the price of steam which may result in a decrease in profits.

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

Our business consists solely of ethanol, distillers grains and corn oil production and sales.  If economic or political conditions adversely affect the market for ethanol, distillers grains and corn oil, we have no other lines of business or other sources of revenue if we are unable to operate our plant and manufacture these products.   Our lack of diversifications means that our financial condition would be significantly harmed if we could not operate at full capacity for any extended period of time.

We have a history of losses and may not ever operate profitably.

From our inception on March 28, 2005 through September 30, 2012, we incurred an accumulated net loss of approximately $29,412,013.  There is no assurance that we will be able to operate profitably.

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

ICM, Bunge and their respective affiliates may also have conflicts of interest because ICM, Bunge and their respective employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States.  We cannot require ICM or Bunge to devote their full time or attention to our activities.  As a result, ICM and/or Bunge may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our Facility.

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

We have executed an output contract for the purchase of all of the ethanol we produce, which may result in lower revenues because of decreased marketing flexibility and inability to capitalize on temporary or regional price disparities.

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

Risks Associated With the Ethanol Industry

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

Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and, to a lesser extent, as a gasoline substitute. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be adversely impacted if the demand for, or the price of gasoline decreased.  The United States ethanol industry presently has a nameplate production capacity of approximately 14.7 billion gallons per year according to  the Renewable Fuels Association. However, the current Federal Renewable Fuels Standard, known as RFS2, requires that U.S. ethanol blenders purchase only 13.2 billion gallons of renewable biofuels during 2012. During 2011, the U.S. exported a record 1.2 billion gallons of ethanol, according to the Renewable Fuels Association. However, net exports in 2012 remain uncertain given a jump in imports following the expiration of the import tariff on December 31, 2011 and a weaker Brazilian currency in 2012. Brazil purchased approximately 40% of U.S. ethanol exports in 2011. If the U.S. ethanol supply imbalance continues, then ethanol prices and our profit margins may remain narrow or further decrease.

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

Any waiver granted by the EPA to the mandated RFS2 requirements, in whole or in part, could further negatively impact the demand for ethanol. Although on November 16, 2012, the EPA denied a recent waiver requests filed by various state governors, we cannot guarantee that the EPA will deny future waiver requests.  Any grant any waiver request could have a material adverse impact on our cash flows, results of operations and financial condition.

The Federal Volumetric Ethanol Excise Tax Credit expired on December 31, 2011 and its absence could negatively impact our profitability.

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

There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to ours.  Large ethanol producers such as Abengoa Bioenergy Corp., Archer Daniels Midland, Cargill, Inc., Green Plains Renewable Energy, Inc., Valero and POET, among others, are capable of producing a significantly greater amount of ethanol than we produce.  Furthermore, ethanol from certain Central American or Caribbean countries may be a less expensive alternative to domestically-produced ethanol.

Excess capacity in the domestic ethanol market may adversely impact our operations, cash flow and general financial performance.

According to the Renewable Fuel Association as of November 17, 2012, there were 14.71 billion gallons of nameplate capacity installed in the U.S. of which 13.3 billion gallons of annual production capacity was in operations.  An additional .16 billion gallons were under construction or expansion.  Iowa alone is estimated to produce approximately 3.57 billion gallons of ethanol in 2012.  Excess capacity in the ethanol market will have an adverse impact on our operations, cash flows and general financial conditions.  If demand for ethanol does not grow at the same pace as increases in supply, the price of ethanol will likely decline.  If excess capacity in the ethanol industry continues, the combination of the excess capacity with lower domestic corn supply and higher corn prices may make it difficult to generate sufficient cash flow to cover our costs in the short term.  This could negatively impact our future profitability.

Low ethanol prices and low gasoline prices could reduce our profitability.

Prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability.  The price for ethanol has some relation to the price for oil and gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases, although this may not always be the case.  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.  Further increased production of ethanol may lead to lower prices.  Any downward change in the price of ethanol may decrease our prospects for profitability.

Changes and advances in ethanol production technology could require us to incur costs to update our Facility or could otherwise hinder our ability to complete in the ethanol industry or operate profitably.

Advances and changes in the technology of ethanol production are expected to occur.  Such advances and changes may make the ethanol production technology installed in our plant less desirable or obsolete.  These advances could also allow our competitors to produce ethanol at a lower cost than us.  If we are unable to adopt or incorporate technological advances, our ethanol production methods and processes could be less efficient than our competitors, which could cause our plant to become uncompetitive or completely obsolete.  If our competitors develop, obtain or license technology that is superior to ours or that makes our technology obsolete, we may be required to incur significant costs to enhance or acquire new technology so that our ethanol production remains competitive.  Alternatively, we may be required to seek third-party licenses, which could also result in significant expenditures.  We cannot guarantee or assure that third-party licenses will be available or, once obtained, will continue to be available on commercially reasonable terms, if at all.  These costs could negatively impact our financial performance by increasing our operating costs and reducing our net income.

Competition from the advancement of alternative fuels may decrease the demand for ethanol and negatively impact our profitability.

Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell industry offers a technological option to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to lower fuel costs, decrease dependence on crude oil and reduce harmful emissions.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

Corn-based ethanol may compete with cellulose-based ethanol in the future, which could make it more difficult for us to produce ethanol on a cost-effective basis.

Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  It may not be practical or cost-effective to convert our Facility into a plant which will use cellulose-based biomass to produce ethanol.  If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

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

Our Facility emits carbon dioxide as a by-product of the ethanol production process.  The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to us concerning carbon dioxide, if Iowa or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the Facility profitably.

Our site borders nesting areas used by endangered bird species, which could impact our ability to successfully maintain or renew operating permits.  The presence of these species, or future shifts in its nesting areas, could adversely impact future operating performance.

The Piping Plover ( Charadrius melodus ) and Least Tern ( Sterna antillarum ) use the fly ash ponds of the existing MidAm power plant for their nesting grounds.  The birds are listed on the state and federal threatened and endangered species lists.  The IDNR determined that our rail operation, within specified but acceptable limits, does not interfere with the birds’ nesting patterns and behaviors.  However, it was necessary for us to modify our construction schedules, plant site design and track maintenance schedule to accommodate the birds’ patterns.  We cannot foresee or predict the birds’ future behaviors or status.  As such, we cannot say with certainty that endangered species related issues will not arise in the future that could negatively affect the plant’s operations.

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

Item 4.   (Removed and Reserved).

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

As of September 30, 2012, we had (i) 8,805 Series A Units issued and outstanding held by 823 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for its Units, nor is one contemplated.  To date, we have made distributions totaling $1,000,009 to our Members; however, we cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.

Item 6.     Selected Financial Data.

	Fiscal 2012	Fiscal 2011
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	6,285	11,007
Total current assets	36,753	42,032
Total Assets	192,383	207,834
Total current liabilities	29,798	37,110
Total long term liabilities	115,523	122,000
Total Liabilities	145,321	159,110
Total members' equity	47,062	48,724

Adjusted EBITDA is defined as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit) and plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging losses (gains).  Adjusted EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

We present Adjusted EBITDA because we consider it to be an important supplemental measure of our operating performance and it is considered by our management and Board of Directors as an important operating metric in their assessment of our performance.

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

	Fiscal 2012	Fiscal 2011
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	362,876	333,089
Cost of Goods Sold	349,812	321,599
Gross Margin	13,064	11,490
General and administrative expenses	4,533	4,357
Other Expense	9,193	9,840
Net Loss	(662)	(2,707)
Loss per Unit:
Basic & Diluted	(50.35)	(206.05)

	Fiscal 2012	Fiscal 2011
	Amounts	Amounts
	in 000's	in 000's
EBITDA
Net Loss	(662)	(2,707)
Interest Expense	10,156	9,884
Depreciation	11,393	13,536
EBITDA	20,887	20,713

Unrealized Hedging (gain) loss	(8,063)	5,585

Adjusted EBITDA	12,824	26,298

Adjusted EBITDA per unit	976.02	2,001.50

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements thereto and the risk factors contained herein.

Overview

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

Industry Factors Affecting our Results of Operations

During Fiscal 2012, the ethanol industry experienced compressed ethanol margins as a result of a combination of factors, including the following:

•

Ethanol stocks at the end calendar year 2011 exceeded normal market levels as a result of increase production during the last three months of calendar year 2011 to meet demand from ethanol blenders trying to take advantage of VEETC prior to its expiration on December 31, 2011.

•	Corn prices increased substantially during Fiscal 2012 and traded at all-time highs during the fourth quarter of Fiscal 2012.
•	Estimates of supply and demand provided by the U.S. Department of Agriculture forecasted lower production levels and correspondingly reduced demand levels as result of higher corn prices.
•	Reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel efficient vehicles.
•	Increased imports of ethanol from foreign producers, principally Brazil which represented 91% of August 2012 shipments received in U.S. ports, according to the Renewal Fuels Association.

The combination of these factors caused ethanol margins to compress to near break-even levels during Fiscal 2012.   In response to the compressed margin environment, according to the Energy Information Administration (“EIA”), as an industry, ethanol producers reduced production rates from 962 thousand barrels per day as of the end of the fourth quarter of calendar 2011 to 785 thousand barrels per day as of the end of the third quarter of calendar 2012 representing an 18.4% decrease.  Although it appears that the margin environment in the first quarter of Fiscal 2013 is improving, it is likely that the margin environment will continue to be affected by these factors as well throughout Fiscal 2013.  We believe that U.S. ethanol production levels will continue to adjust to ethanol and corn supply and demand factors. However, extended periods of depressed ethanol margins could adversely affect our operating results in Fiscal 2013.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2012 and 2011.

	Fiscal 2012			Fiscal 2011
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	362,876	100%	$ 2.96	333,089	100%	$ 2.91
Cost of Good Sold
Material Costs	305,723	84%	2.49	259,184	78%	2.26
Variable Production Exp	26,894	7%	0.22	31,369	9%	0.27
Fixed Production Exp	17,195	5%	0.14	31,046	9%	0.27
Gross Margin	13,064	4%	0.11	11,490	3%	0.11
General and Administrative Expenses	4,533	1%	0.04	4,357	1%	0.04
Other Expenses	9,193	3%	0.07	9,840	3%	0.09
Net Loss	(662)	0%	$ (0.00)	(2,707)	-1%	$ (0.02)

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. The increase in revenue from Fiscal 2011 to Fiscal 2012 was due to an 8.1 million gallon increase in ethanol sold during Fiscal 2012 over Fiscal 2011 (partially offset by the average price per gallon of ethanol decreasing by approximately $ 0.10 per gallon) and an increase in the combined DDG, WDG, & Syrup average price per ton of approximately $ 35, with 22,089 additional tons being produced between the two years.  Corn oil, first introduced in Fiscal 2011, generated an extra $4.8 million of revenue. Corn oil revenue was equal to about 3% and 2% of our total revenue for Fiscal 2012 and Fiscal 2011, respectively.

	Fiscal 2012			Fiscal 2011
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	122,626,702	76.460%	$ 2.26	114,506,382	81.223%	$ 2.36
Dry Distiller's Grains	293,806	17.472%	$ 216	305,929	15.888%	$ 173
Wet Distiller's Grains	110,725	2.862%	$ 94	43,877	0.959%	$ 73
Syrup	29,522	0.443%	$ 54	62,158	0.357%	$ 19
Corn Oil	13,382	2.763%	$ 749	5,858	1.573%	$ 894

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 96% and 97% for Fiscal 2012 and 2011, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam as our primary energy source and to a lesser extent, natural gas.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.  We ground 43,597,171 and 40,779,371 bushels of corn at an average price of $6.68 and $6.49 per bushel during Fiscal 2012 and 2011, respectively.  Our average steam and natural gas energy cost was $3.85 and $4.76 per MMBTU for Fiscal year 2012 and Fiscal 2011, respectively.

Realized and unrealized gains related to our derivatives and hedging related to corn resulted in a decrease of $7,766,608 in our cost of goods sold for Fiscal 2012, compared to a decrease of $6,325,414 in our cost of goods sold for Fiscal 2011.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses showed an increase when comparing Fiscal 2012 to Fiscal 2011 due to the quantity and price of chemicals increasing.  Fixed production expenses showed a decrease when comparing Fiscal 2012 to Fiscal 2011 due to a reduction in depreciation expense.  While depreciation expense decreased, marketing expenses and repairs and maintenance expense increased when comparing Fiscal 2012 to Fiscal 2011.

Effective January 1, 2011, the Company increased the estimated useful life on a significant portion of its processing equipment.  Management believes this change of estimate more closely approximates the actual life. This change in estimate is accounted for on a prospective basis.  This change resulted in a decrease in depreciation expense, an increase to operating income, a decrease net (loss) of approximately $7.3 million and $5.4 million for Fiscal 2012 and 2011, respectively, and a decrease in (loss) per unit of $556 and $411 for Fiscal 2012 and 2011, respectively.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1% for both Fiscal 2012 and 2011.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2012 were approximately $4,533,000, as compared to approximately $4,357,000 for Fiscal 2011.  The increase in general and administrative expenses from Fiscal 2011 to Fiscal 2012 is due to an increase in professional fees.  We expect our operating expenses to remain flat to slightly decreasing during the first two quarters of the year ending  September 30, 2013 (“Fiscal 2013“).

Other (Expense)

Our other expenses for both Fiscal 2012 and 2011 were approximately 3% of our revenues, respectively.  Our other expenses for the years ended Fiscal 2012 and 2011 were approximately $9,193,000 and $9,840,000, respectively.  The majority of this decrease in other expenses was a result of a Patronage Dividend recorded as other income which occurred in Fiscal 2012

Net (Loss)

Our net losses from operations for Fiscal 2012 and 2011 were approximately 0% and 1% of our revenues, respectively.

Liquidity and Capital Resources

As of September 30, 2012, we had a balance of $84,866,648 under our Credit Agreement.  Under the terms of our Credit Agreement, we must pay an annual amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties. Under our Credit Agreement, the borrowing base is defined as, “at any time, the lesser of: (i) fifteen million dollars ($15,000,000.00), or (ii) the sum of:  (A) seventy-five percent (75%) of our eligible accounts receivable, plus (B) seventy-five percent (75%) of our eligible inventory.  In addition to compliance with the borrowing base, we are subject to various affirmative and negative covenants under the Credit Agreement.  We were in compliance with all financial covenants under our Credit Agreement as of September 30, 2012.

Under our $15 million revolving line of credit with the Lenders (the “Revolving LOC”), we had $5,875,000 outstanding as of September 30, 2012 and $3,500,000 as of September 30, 2011, respectively, with an additional $9,125,000 and $11,500,000 available at September 30, 2012 and 2011, respectively.

We entered into a revolving note with Bunge N.A. Holdings, Inc. (“Holdings”) dated August 26, 2009 (which Holdings assigned to Bunge effective September 28, 2012 (the “Bunge Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, we may make payments on the Bunge Revolving Note so long as we are in compliance with our borrowing base covenant and there is not a payment default under the Credit Agreement. As of September 30, 2012 and September 30, 2011, the balance outstanding was $3,750,000 and $3,000,000, respectively, under the Bunge Revolving Note.   Under the Bunge Revolving Note, we made certain standard representations and warranties.

As a result of our Credit Agreement, Revolving LOC, convertible debt and the Bunge Revolving Note, we have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business.   The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt has important implications on our liquidity and capital resources, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

While the prices of our primary input (corn) and our principal products (ethanol and DDGS) are expected to be volatile in the first quarter of Fiscal 2013, given the relative prices of these commodities and the operation of our risk management program in the quarter, we believe operating margins will be weak in the first quarter of Fiscal 2013.  We expect that in the last two quarters of Fiscal 2013 our margins will improve due to an increase in yield per gallon.

Primary Working Capital Needs

Cash provided by operations for Fiscal 2012 and 2011 was $8,464,000 and $25,307,000, respectively.  This change is a result of increased corn and ethanol prices.  For Fiscal 2012 and 2011, net cash used in investing activities was ($875,000) and ($3,159,000), respectively, primarily for fixed asset additions.  For Fiscal 2012 and 2011, net cash used in financing activities was ($12,311,000) and ($14,574,000), respectively.   In 2012 the cash was used to pay down our debt.  During Fiscal 2012, pursuant to contractual terms, we made principal payments on our term debt in the amount of $14,262,287, which included an Excess Cash Flow Payment of $3,757,406.

During the first quarter of Fiscal 2012, we estimate that we will require approximately $68,100,000 for our primary input of corn and $3,130,000 for our energy sources of steam and natural gas.  We currently have approximately $9,125,000 available under our Revolving LOCs to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.

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

In the past, ethanol prices have tended to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  For the past two years as of September, 2012 according to the Chicago Board of Trade (“CBOT”), the average U.S. ethanol price was $2.54 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.83 per gallon or approximately $0.29 per gallon above ethanol prices.  As of September 28, 2012, the average U.S. ethanol price was $2.35 per gallon.  For the same time period, U.S. wholesale gasoline prices (RBOB) averaged $2.92 per gallon, or approximately $0.57 per gallon above ethanol prices.  We believe the trend exhibited in the fourth quarter of Fiscal 2012 matches the exhibited trend over the past two years.

In response to the anticipated expiration of the VEETC, during the fourth quarter of 2011, the ethanol industry increased production in order to meet the demand of ethanol blenders seeking to take advantage of the blenders’ credit before it expired.  This increased production resulted in an ethanol supply that exceeded normal market levels which has caused ethanol margins to constrict to break even or negative levels since the end of 2011.  According to the Energy Information Administration, as an industry, ethanol producers responded by reducing weekly production levels from 962 thousand barrels per day as of the end of the fourth quarter of calendar 2011 to 785 thousand barrels per day as of the end of the third quarter of calendar 2012 representing an 18.4% decrease. We believe that ethanol producers may continue to reduce production until ethanol supply and demand returns to normal market levels.  This combined with reduced production resulting from temporary plant shutdowns and decreased production levels may cause ethanol prices to increase and provide better margins in Fiscal 2013.

The price of corn has been volatile during Fiscal 2012; recently reaching all-time highs in excess of $8.00 per bushel. As of November 26, 2012, the Chicago Mercantile Exchange (“CME”) near-month corn price for December, 2012 was $8.13; for March 2013 it was at $8.06 and for July 2013 it was $7.53.  Corn prices have increased in response to drought conditions in the Midwestern region of the U.S. and concern that a resulting decrease in the supply of corn could lead to the rationing of corn supplies, which could cause further increases in the price of corn. The price of corn may also be impacted by reduced ethanol production levels as well as the current drought conditions and other market factors, including the reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles. Increasing corn prices will negatively affect our costs of production.

However, higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

On August 10, 2012, the USDA decreased its original forecast of the amount of corn to be used for ethanol production during the current marketing year (2011-12) to a total of 4.32 billion bushels. The forecast is 680 million bushels less than used last year.  In the August, 2012 update, the USDA also decreased the projection of U.S. corn exports for the current marketing year by .05 billion bushels.  This decrease is a result of the drought in 2012.

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

We expect the annual impact on our results of operations due to a $1.00 per bushel fluctuation in market prices for corn to be approximately $39,300,000, or $0.36 per gallon, assuming our plant operates at 100% name plate capacity (production of 110,000,000 gallons of ethanol annually) assuming no increase in the price of ethanol.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $55,000,000 decrease in revenue.

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

Our operations and cash flows are subject to fluctuations due to changes in commodity prices.  We are subject to market risk with respect to the price and availability of corn, our  principal raw material.  In general, rising corn prices can result in lower profit margins, especially if there is not a corresponding increase in the price of ethanol and our co-products.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

We maintain a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  Our specific goal is to protect ourselves from large fluctuations in commodity costs but, our hedging activities can also cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cash cost and use of the commodity being hedged.   The effects, positive or negative, on our financial statements tend to be mitigated by offsetting changes in future periods; however, these offsetting changes do not always occur, in the same amounts and can have lag times of as much as twelve months.

To minimize the risk and the volatility of commodity prices, primarily corn and ethanol, we use various derivative instruments, including forward contracts for corn, ethanol and distillers grain, as well as over-the-counter and exchange-trade futures and option contracts.  We enter into derivative contracts to hedge our exposure to price risk related to forecasted corn needs and forward corn purchase contracts.

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

Although our derivative instruments are intended to be effective economic hedges of specified risks, all of our derivatives are designated as “non-hedge derivatives” for accounting purposes.  For derivative instruments that are not accounted for as hedges, the change in fair value is recorded through earnings in the period of change (commonly referred to as the “mark to market” method).  The fair value of our derivatives are marked to market each period and changes in fair value are included in revenue when the contract relates to ethanol and costs of goods sold when the contract relates to corn.

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

Inventory is stated at the lower of cost or market value using the average cost method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for anticipated profit margin.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plants for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2012.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Southwest Iowa Renewable Energy, LLC

We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2012 and 2011, and the related statements of operations, members’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey, LLP

Des Moines, Iowa

December 18, 2012

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets - September 30, 2012 and 2011
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2012	September 30, 2011
ASSETS
Current Assets
Cash and cash equivalents	$6,285	$11,007
Restricted cash	302	301
Accounts receivable	268	224
Accounts receivable, related party	12,088	17,642
Derivative financial instruments	976	553
Inventory	12,427	11,198
Derivative financial instruments, related party	4,013	-
Prepaid expenses and other	394	1,107
Total current assets	36,753	42,032

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	204,597	203,750
Office and other equipment	751	742
	207,412	206,556
Accumulated depreciation	(53,679)	(42,293)
Net property and equipment	153,733	164,263

Other Assets
Financing costs, net of amortization of	1,001	1,539
$3,202 and $2,341, respectively
Other assets	896	-
	1,897	1,539
Total Assets	$192,383	$207,834

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$1,366	$2,090
Accounts payable, related parties	3,937	5,239
Derivative financial instruments, related party	-	2,097
Accrued expenses	2,837	2,615
Accrued expenses, related parties	1,657	3,832
Current maturities of notes payable	20,001	21,237
Total current liabilities	29,798	37,110

Long Term Liabilities
Notes payable, less current maturities	115,023	121,400
Other long-term liabilities	500	600
Total long term liabilities	115,523	122,000
Commitments and Contingencies (Note 9 and 10)

Members' Equity
Members' capital
13,139 Units issued and outstanding	76,474	76,474
Accumulated profit (deficit)	(29,412)	(27,750)
Total members' equity	47,062	48,724
Total Liabilities and Members' Equity	$192,383	$207,834

See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statement of Operations
(Dollars in thousands)

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011

Revenues	$362,876	$333,089
Cost of Goods Sold
Cost of goods sold-non hedging	357,579	327,924
Realized & unrealized hedging (gains)	(7,767)	(6,325)
	349,812	321,599

Gross Margin	13,064	11,490

General and administrative expenses	4,533	4,357

Operating Income	8,531	7,133

Other Income (Expense)
Interest income	20	18
Other income	963	44
Interest expense	(10,176)	(9,902)
	(9,193)	(9,840)

Net (Loss)	$(662)	$(2,707)

Weighted Average Units Outstanding	13,139	13,139
Net (loss) per unit, basic & diluted	$(50.35)	$(206.05)

See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statement of Members' Equity
(Dollars in thousands)
	Members' Capital	Earnings (Deficit) Accumulated	Total

Balance, 09/30/2010	$76,474	$(25,043)	$51,431
Net (loss)		(2,707)	(2,707)

Balance, 09/30/2011	76,474	(27,750)	48,724
Net (loss)	-	(662)	(662)
Dividends	-	(1,000)	(1,000)

Balance, 09/30/2012	$76,474	$(29,412)	$47,062

See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(662)	$(2,707)
Adjustments to reconcile net (loss) to net
cash provided by operating activities:
Depreciation	11,393	13,536
Amortization	861	392
Loss on disposal of property	11	-
Other assets	(896)	-
Accrued interest added to long term debt	3,578	3,285
(Increase) decrease in current assets:
Accounts receivable	5,510	5,526
Inventories	(1,229)	(3,185)
Prepaid expenses and other	510	(574)
Derivative financial instruments, related party	(4,013)	688
Due from broker	(423)	1,632
Decrease in other long-term liabilities	(100)	(100)
Increase (decrease) in current liabilities:
Accounts payable	(2,026)	3,809
Derivative financial instruments, related party	(2,097)	2,097
Accrued expenses	(1,953)	908
Net cash provided by operating activities	8,464	25,307

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(874)	(2,858)
Increase in restricted cash	(1)	(301)
Net cash (used in) investing activities	(875)	(3,159)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(120)	-
Dividends paid to members	(1,000)	-
Proceeds from notes payable	18,763	13,300
Payments on borrowings	(29,954)	(27,874)
Net cash (used in) financing activities	(12,311)	(14,574)

Net increase (decrease) in cash and cash equivalents	(4,722)	7,574

CASH AND EQUIVALENTS
Beginning	11,007	3,433
Ending	$6,285	$11,007

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Use of deposit for financing fee	$203	$-
Use of deposit for purchase of property and equipment	-	1,142

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$8,057	$5,716

See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements September 30, 2012

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February 2009.  In the year ended September 30, 2012 (“Fiscal 2012”) and the year ended September 30, 2011 (“Fiscal 2011”), the Company operated at 100% of its 110 million gallon nameplate capacity.  The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

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

Financing Costs

Financing costs associated with the construction and revolving loans are recorded at cost and include expenditures directly related to securing debt financing.  The Company began amortizing these costs using the effective interest method over the terms of the agreements in March 2008.

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

The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, distillers grains and solubles, and modified wet distillers grains with solubles (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. Corn oil is sold through a corn oil agreement ( the “Corn Oil Agency Agreement”) with Bunge based on market prices.   Marketing fees, agency fees, and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2012 and 2011, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

To minimize the risk and the volatility of commodity prices, primarily related to corn and ethanol, the Company uses various derivative instruments, including forward corn, ethanol and distillers grains purchase and sales contracts, over-the-counter and exchange-trade futures and option contracts.  When the Company has sufficient working capital available, it enters into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  The Company uses cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.

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

The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2012, the Company was committed to sell 7.272 million gallons of ethanol and  35,113 tons of distillers grains and solubles.

For forward corn contracts initiated prior to September 28, 2010, the Company applied the normal purchase and sales exemption under derivative accounting.  However, forward corn purchase contracts initiated after September 28, 2010 are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2012, the Company was committed to purchasing  3.093 million bushels of corn on a forward contract basis resulting in a total commitment of $19,281,149.  These forward contracts had a fair value of $23,294,154 at September 30, 2012.

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

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the twelve months ended September 30, 2012 and September 30, 2011, the Company recorded a combined realized and unrealized gain of $7,766,608 and $6,325,414, respectively, as a component of cost of goods sold. During the twelve months ended September 30, 2012 and 2011, the Company did not enter into any ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.

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

Derivatives not designated as hedging instruments along with cash held by brokers at September 30, 2012 and 2011 are as follows:

	Balance Sheet Classification	September 30, 2012	September 30, 2011

Futures and option contracts
In gain position		$ 806,710	$ 695,663
In loss position		(1,668,970)	(3,570,738)
Cash held by broker		1,838,048	3,428,450
	Current asset	975,788	553,375

Forward contracts, corn, related party	Current asset	4,013,005	-
		$ 4,988,793	$ 553,375

Forward contracts, corn, related party	Current liability	$ -	$ (2,097,075)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2012 and 2011 consist of the following:

	September 30, 2012	September 30, 2011

Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	$ 1,134,140	$ (24,477,488)
Futures and option contracts	(8,960,637)	18,152,074

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

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.  Effective January 1, 2011 the Company increased the estimated useful life on a significant portion of its processing equipment.  This change in estimate is accounted for on a prospective basis.  This change resulted in a decrease in depreciation expense, an increase to operating income, a decrease net (loss) of approximately $7.3 million and $5.4 million for Fiscal 2012 and 2011, respectively, and a decrease in (loss) per unit of $556 and $411 for Fiscal 2012 and 2011, respectively.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future undiscounted cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2012

Income Taxes

The Company has elected to be treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local authorities for the years before 2009.

Net (loss) per unit

Net (loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

Fair value of financial instruments

The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments.

Reclassifications:

Certain items in Fiscal 2011 balance sheet have been reclassified to conform to Fiscal 2012 classifications. These reclassifications had no impact on net income, member’ equity or working capital.

Note 3:  Inventory

Inventory is comprised of the following at:

	September 30, 2012	September 30, 2011
	(000's)	(000's)
Raw Materials - corn	$2,731	$1,738
Supplies and Chemicals	2,661	2,168
Work in Process	3,225	2,026
Finished Goods	3,810	5,266
Total	$12,427	$11,198

Note 4:   Members’ Equity

At September 30, 2012 and 2011outstanding member units were:

A Units	8,805
B Units	3,334
C Units	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holders as a group have the right to elect one Board member.  The Series B unit holders as a group have the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units. Based on this calculation, the Series B unit holders have the right to elect two Board members.  Series A unit holders as a group have the right to elect the remaining number of Directors not elected by the Series C and B unit holders.

Note 5:   Revolving Loan/Credit Agreements

AgStar

The Company entered into a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “ Lenders”) for $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  Borrowings under the loan initially accrue interest at a variable interest rate based on LIBOR plus 4.45% for each advance under the Credit Agreement.   On September 1, 2011, the Company elected to convert 50% of the term note into a fixed rate loan at the lender’s bonds rate plus 4.45%, with a 6% floor (the rate was a fixed 6% at September 30, 2012).  The portion of the term loan not fixed and the term revolving line of credit accrue interest equal to LIBOR plus 4.45%, with a 6% floor.

The Credit Agreement requires compliance with certain financial and nonfinancial covenants.  As of September 30, 2012, the Company was in compliance with all required covenants. Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of September 30, 2012. The term of the $15,000,000 revolving working capital facility renewed on March 31, 2012 and matures on March 29, 2013

As of September 30, 2012 and 2011, the outstanding balance under the Credit Agreement was $84,866,648 and $96,753,936, respectively.  In addition to all the other payments due under the Credit Agreement, the Company must pay an annual amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  An Excess Cash Flow payment of $21,828 for Fiscal 2012 is due and payable in four equal installments in Fiscal 2013.

Bunge

Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, extended credit to the Company under a subordinated convertible term note, originally dated August 26, 2009 which was assigned by Holdings to Bunge effective September 28, 2012 (the “Bunge Note”). The Bunge Note is due on August 31, 2014 and repayment is subordinated to the Credit Agreement. The Bunge Note is convertible into Series U Units, at the option of Bunge, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5% over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  As of September 30, 2012 and 2011, there was $33,922,334 and $31,663,730 outstanding under the Bunge Note, respectively.  There was $473,162 and $425,464 of accrued interest (included in accrued expenses, related parties) due to Bunge as of September 30, 2012 and 2011, respectively.

The Company entered into a revolving note with Holdings dated August 26, 2009, providing for a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Note”) which was assigned to Bunge effective September 28, 2012. Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. As of September 30, 2012 and 2011, the balance outstanding was $3,750,000 and $3,000,000, respectively, under the Bunge Revolving Note.

ICM

On June 17, 2010, ICM, Inc. (“ICM”) entered into a subordinated convertible term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of September 30, 2012 and 2011, there was $11,691,666 and $10,902,885,respectively, outstanding under the ICM Term Note, respectively, and $163,068 and $146,501 of accrued interest due (included in accrued expense, related party) to ICM, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1steach  year.

Note 6: Notes Payable

Notes payable consists of the following:

	September 30, 2012	September 30, 2011
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of
March 26, 2016 on the non-forgivable portion. (A)	$250,000	$280,000

$200,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $1,667 due through the maturity,
was paid off in Fiscal 2012.	-	8,333

Convertible Notes payable to unitholders, bearing interest at LIBOR
plus 7.50-10.5% (8.23% at September 30, 2012); maturity on August 31, 2014.	531,508	-

Note payable to affiliate Bunge, N.A., bearing interest at LIBOR plus
7.50-10.5% (8.23% at September 30, 2012); maturity on August 31, 2014.	33,922,334	31,663,730

Note payable to affiliate ICM, bearing interest at LIBOR plus
7.50-10.5% (8.23% at September 30, 2012); maturity on August 31, 2014.	11,691,666	10,902,885

Term facility payable to AgStar bearing interest at LIBOR plus
4.45% with a 6.00% floor (6.00% at September 30, 2012); maturity
on August 1, 2014.	33,745,859	43,593,856

Term facility payable to AgStar bearing interest at a fixed 6%; maturity
on August 1, 2014.	35,245,790	39,660,080

Term revolver payable to AgStar bearing interest at LIBOR plus
4.45% with a 6.00% floor (6.00% at September 30, 2012); maturity
on August 1, 2014.	10,000,000	10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at
September 30, 2012), maturing March 29, 2013.	5,875,000	3,500,000

Capital leases payable to AgStar bearing interest at 3.088%
maturing May 15, 2013.	12,256	28,701

Revolving line of credit payable to Bunge, bearing
interest at LIBOR plus 7.50-10.5% with a floor of 3.00%
(8.23% at September 30, 2012).	3,750,000	3,000,000

	135,024,413	142,637,586
Less Current Maturities	(20,001,369)	(21,237,680)

Total Long Term Debt	115,023,044	121,399,906

(A) The $300,000 IDED loan is comprised of two components under the Master Contract (the “ Master Contract”) between the Company and IDED: i) a $150,000, non interest-bearing component that requires monthly payments of $2,500, which began in March, 2011 with a final payment of $2,500 due February, 2016; and ii) a $150,000 forgivable loan.  The Company has a $300,000 letter of credit with regard to the $300,000 loan (secured by a time deposit account in the same amount) to collateralize the loan.  The note under the Master Contract is collateralized by substantially all of the Company’s assets, subordinate to the Credit Agreement.

Approximate aggregate maturities of notes payable as of September 30, 2012 are as follows:

2013	20,001,369

2014	114,833,044

2015	30,000

2016	160,000

Total	135,024,413

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

Derivative financial statements .  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Mercantile Exchange (“CME”) market.  Ethanol contracts are reported at fair value utilizing Level 2 inputs from third-party pricing services.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.   For these contracts, the Company obtains fair value measurements from local grain terminal values.  The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based off the CME market.

The following table summarizes financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and 2011, categorized by the level of the valuation inputs within the fair value hierarchy:

	2012
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$806,710	$4,013,005	$-

Liabilities:
Derivative financial instruments	1,668,970	-	-

	2011
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$695,663	$-	$-

Liabilities:
Derivative financial instruments	3,570,738	2,097,075	-

Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

Note 8:   Incentive Compensation

The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) and to employees from time to time, subject to vesting provisions as determined for each award. The EPUs are valued at fair-value. The Company had 14.55 unvested EPUs outstanding under this plan as of September 30, 2012, which will vest three years from the date of the award.  During the twelve months ended September 30, 2012 and 2011, the Company recorded compensation expense related to this plan of approximately $12,000 and $5,000, respectively.  As of September 30, 2012 and 2011, the Company had a liability of approximately $17,000 and $5,000, respectively, outstanding as deferred compensation and has approximately $36,950 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.  The liability under the plan is recorded at fair market value on the balance sheet based on the book value of the Company’s equity units as of September 30, 2012.

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

In December, 2008, the Company and Bunge entered into other various agreements. Under a Lease Agreement (the “Lease Agreement”), the Company leased from Bunge a grain elevator located in Council Bluffs, Iowa, for approximately $67,000 per month.  The lease was terminated on May 1, 2011. Expenses for the twelve months ended September 30, 2012 and 2011 were $0 and $467,063, respectively, under the Lease Agreement.

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  Bunge and the Company were parties to a prior ethanol agreement dated December 15, 2008 (the “Prior Ethanol Agreement”) which was set to expire in August 2012.  Prior to the expiration of the Prior Ethanol Agreement, the Company and Bunge agreed to new terms under the Ethanol Agreement and to replace the Prior Ethanol Agreement with the Ethanol Agreement which commenced January 1, 2012 and runs through August 31, 2014. The Ethanol Agreement will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $1,717,529 and $1,820,836 during the twelve months ended September 30, 2012 and 2011, respectively, under the Ethanol Agreement.

Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the twelve months ended September 30, 2012 and 2011 were $300,000.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the twelve months ended September 30, 2012 and September 30, 2011 were $5,414,296 and $4,855,718, respectively.

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

Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.   The Company expensed $2,258,148 and $1,725,423 in fees during Fiscal 2012 and Fiscal 2011

On August 26, 2009, in connection with the original issuance of the Bunge Note to the Company also executed a Bunge Agreement—Equity Matters (the “Bunge Equity Agreement”), which was subsequently amended on June 17, 2010 and then assigned by Holdings to Bunge effective September 28, 2012. The Bunge Equity Agreement provides that (i) Bunge has preemptive rights to purchase new securities in the Company, and (ii) the Company is required to redeem any Series U Units held by Bunge with 76% of the proceeds received by the Company from the issuance of equity or debt securities.

The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge.   Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate our ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn procured by Bunge for the Company under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events. The annual expenses were $1,310,366 and $1,203,342 for the fiscal years ended September 30, 2012 and 2011, respectively.

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the twelve months ended September 30, 2012 and 2011 were $201,068 and $87,870, respectively.

The Company and Bunge have also entered into certain term and revolving credit facilities. See Note 5 Revolving Loan/Credit Agreements for the terms of these financing arrangements.

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

On July 13, 2010, the Company entered into a Joint Defense Agreement (the “Joint Defense Agreement”) with ICM, which contemplates that the Company may purchase from ICM one or more Tricanter centrifuges (the “Centrifuges“).  Because such equipment has been the subject of certain legal actions regarding potential patent infringement, the Joint Defense Agreement provides that: (i) that the parties may, but are not obligated to, share information and materials that are relevant to the common prosecution and/or defense of any such patent litigation regarding the Centrifuges (the “Joint Defense Materials”), (ii) that any such shared Joint Defense Materials will be and remain confidential, privileged and protected (unless such Joint Defense Materials cease to be privileged, protected or confidential through no violation of the Joint Defense Agreement), (iii) upon receipt of a request or demand for disclosure of Joint Defense Material to a third party, the party receiving such request or demand will consult with the party that provided the Joint Defense Materials and if the party that supplied the Joint Defense Materials does not consent to such disclosure then the other party will seek to protect any disclosure of such materials, (iv) that neither party will disclose Joint Defense Materials to a third party without a court order or the consent of the party who initially supplied the Joint Defense Materials, (v) that access to Joint Defense Materials will be restricted to each party’s outside attorneys, in-house counsel, and retained consultants, (vi) that Joint Defense Materials will be stored in secured areas and will be used only to assist in prosecution and defense of the patent litigation and (vii) if there is a dispute between us and ICM, then each party waives its right to claim that the other party’s legal counsel should be disqualified by reason of this the Joint Defense Agreement or receipt of Joint Defense Materials.  The Joint Defense Agreement will terminate the earlier to occur of (x) upon final resolution of all patent litigation and (y) a party providing ten (10) days advance written notice to the other party of its intent to withdraw from the Joint Defense Agreement.  No payments have been made by either party under the Joint Defense Agreement.

On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter oil separation system (the “Tricanter Equipment”).  In addition, ICM installed the equipment at the Company’s ethanol plant in Council Bluffs, Iowa.  As of September 30, 2012, the Company had paid $2,796,142 under the Tricanter Agreement with no amounts remaining due.

The Company and ICM have also entered into a convertible term note. See Note 5 Revolving Loan/Credit Agreements, for the terms of this financing arrangement.

Note 10:                 Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract will remain in effect until January 1, 2019.  Expenses under this agreement for the year ended September 30, 2012 and 2011 were $5,678,358 and $10,984,798, respectively.

In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas required by the Company, up to 900 Dth per day. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the years ended September 30, 2012 and 2011 were $40,217 and $40,217, respectively.

The Company purchased 74,977 and 70,608 megawatts of electricity for the years ended September 30, 2012 and 2011, respectively, from an unrelated party, MidAmerica Energy Company (“MidAm”) under an Electric Service Contract (“Electric Contract”) dated December 15, 2006.  Under the Electric Contract, the Company is allowed to install a standby generator, which would operate in the event MidAm is unable to provide the Company with electricity.

In the Electric Contract, the Company agreed to own and operate a 13 kV switchgear with metering bay, all distribution transformers, and all 13 kV and low voltage cable on the Company’s side of the switchgear.  The Company agreed to pay (i) a service charge of $200 per meter, (ii) a demand charge of $3.38 in the summer and $2.89 in the winter (iii) a reactive demand charge of $0.49/kVAR of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service continued at these prices for 60 months, but terminated on June 30, 2012.  Subsequently, the Company elected to be charged under one of MidAm’s electric tariffs.

In January, 2007, the Company entered into an agreement with an unrelated party, Iowa Interstate Railroad, LTD, to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement had an initial term of five years and then automatically renews for additional one year periods unless cancelled by either party.  The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the year ended September 30, 2012 and 2011 were approximately $845,777 and $574,058, respectively, of which approximately $58,272 and $45,850 was included in accounts payable for  September 30, 2012 and 2011, respectively.

The Company entered into a natural gas supply agreement with Encore Energy. The agreement is month to month and may be cancelled upon 30 days written notice.  The Company has incurred expenses of $6,626,113 and $3,358,519, for the year ended September 30, 2012 and 2011, respectively.

The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates shown thereafter below through 2019.  The future minimum lease payments required under these leases are $5,334,419 in 2013,  $5,398,689 in 2014,  $5,398,107 in 2015,  $5,398,107 in 2016,  $5,398,107 in 2017 and $7,787,529 thereafter.  Rent expense related to operating leases for the years ended September 30, 2012 and 2011 was $5,330,493 and $5,633,982, respectively.

Note 11:                        Major Customers

The Company is party to the Ethanol Agreement, the Grain Feedstock Agreement, and the Corn Oil Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol, distillers grains, and corn oil produced by the Company.  The Company has expensed $4,176,745 and $3,634,129 in marketing fees under this agreement for the twelve months ended September 30, 2012 and 2011, respectively. Revenues with this customer were $352,849,830 and $327,849,110, respectively, for the twelve months ended September 30, 2012 and 2011.   Trade accounts receivable due from this customer were $12,088,093 and $17,642,245 September 30, 2012 and 2011, respectively.

Note 12:                        Contingent Liability

On March 24, 2011, the Company received a letter from the Environmental Protection Agency (the “EPA”) alleging violations of environmental regulations which could lead to the imposition of a civil penalty. The Company had a reserve as of October 31, 2011 of $50,000 for this matter; however, the violations alleged in the letter have been addressed and the Company is aware of no ongoing violations with respect to the matters addressed in the letter.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A.   Controls and Procedures.

The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2012.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).

The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of September 30, 2012 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of September 30, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of September 30, 2012, the Company’s integrated controls over financial report were effective.

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

Our Board of Directors

Our Board of Directors (“Board”) consists of seven Directors currently comprised of four Series A Directors, two Series B Directors and one Series C Director.  Our four Series A Directors are nominated by the Board, following consideration by the Board Nominating Committee, and then elected by our Series A members.  Under the Operating Agreement, the independent Directors’ terms are staggered such that one Director will be up for election every year. The two Series B directors and the Series C Director are appointed by Bunge and ICM, respectively, under the terms of our Operating Agreement. Each Series B Director and Series C Director will hold office indefinitely until a successor is appointed by Bunge or ICM, respectively, or until the earlier death, resignation, removal or disqualification of such Director.

Director Qualifications

The table below discusses the experiences, qualifications and skills of each of our Directors serving as of December 10, 2012.   We believe all of our Directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of our company.

Current Director	Experiences, Qualifications and Skills

Series A Directors	Elected by Series A Unit Holders
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
C. Bailey Ragan[1]

Mr. Ragan has more than 30 years of agribusiness experience with Bunge North America as well as his past service as a Series B director from 2006 until July 2009.    At Bunge, Mr. Ragan has managed soy bean crush facilities as well as grain operations for one of the largest agribusiness companies in the United States.  Mr. Ragan’s responsibilities include commodity risk management which is a critical function of SIRE’s Board and to which Mr. Ragan brings his substantial experience.

Tom J. Schmitt

With more than 32 years of agribusiness experience with Bunge, and in his capacity as Manager of Western Region, Bunge North America Oilseed Processing, Mr. Schmitt brings extensive experience to the Board in oversight of agribusiness facilities.  Mr. Schmitt’s current responsibilities include management of the Bunge soy bean crush facility in Council Bluff’s, located near SIRE’s plant.  This Bunge facility has an annual crush capacity of approximately 77 million bushels and is the largest soy bean crush facility in the United States

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

1    Bunge appointed Mr. Ragan as one of our Series B Directors effective November 20, 2012.

Former Class B Director

            Eric L. Hakmiller served as a Series B Director from July 2009 until his resignation in November 20, 2012.  During his tenure as a Series B Director, Mr. Hakmiller served as Vice-President and General Manager, Bunge Biofuels, Bunge North America. Bunge Biofuels is involved in sourcing and supplying corn, selling DDGS in both domestic and export markets, selling biodiesel and marketing and trading ethanol.  Bunge Biofuels also manages the risk of these volatile commodities to decrease market risk both for its own account and its marketing partners.  Mr. Hakmiller received a Bachelor’s degree in economics from the University of Maine and a graduate degree from Loyola Marymount University.

Current Independent Directors & Officers

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years

Karol D. King, 65	Series A Director and Chairman	Term expires 2013, Director since November, 2006

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

Theodore V. Bauer, 60	Series A Director, Secretary and Treasurer	Term expires 2016, Director since March 2005; Officer since November 2006

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

Hubert M. Houser, 70	Series A Director	Term expires 2014, Director since 2005

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

Michael K. Guttau, 66	Series A Director	Term expires 2015, Director since 2007

Council of Federal Home Loan Banks, Washington, D.C.: Chairman from 2008 to 2009; Federal Home Loan Bank of Des Moines: Chairman 2008-2012, Vice Chairman from 2004 to 2007, Chairman of Audit Committee from 2004 to 2006  and Chairman of Risk Management Committee 2007; since 1972, various positions with Treynor State Bank, currently CEO and Chairman of the Board; Superintendent of Banking, Iowa Division of Banking, from 1995 to 1999; Director, Iowa Bankers Association, Iowa Bankers Mortgage Corporation, Iowa Student Loan Liquidity Corp., Iowa Business Development Finance Corp. and Iowa Seed Capital Liquidation Corp.; President, Southwest Iowa Bank Administration Institute; Past Chairman, ABA Community Bankers from 1991 to 1992.  Mr. Guttau received his B.S., Farm Operation, from Iowa State University in 1969 and completed numerous U.S. Army education programs from 1969 to 1978.  Mr. Guttau is the 2010 recipient of the James Leach Bank Leadership Award.

Interested Directors

Name and Age	Position(s) Held with the Company	Term of Office† and Length of Time Served	Principal Occupation(s) During Past 5 Years

Tom J. Schmitt, 62‡	Series B Director	Since July 17, 2009

Manager, Western Region, Bunge North America Oilseed Processing.  Mr. Schmitt has worked with Bunge over thirty-two years.  Mr. Schmitt received a Bachelor’s degree in business administration from St. Ambrose University.

C. Bailey Ragan, 58‡	Series B Director and Vice Chairman	Since November 20, 2012

Vice-President, Grains, Biofuels and Fertilizer, Bunge North America since 2011.  Mr. Ragan has worked with Bunge for thirty years.  Mr. Ragan joined Bunge in 1981 as procurement manager at the soybean processing facility in Decatur, Ala. when Bunge purchased the facility. He served as a commercial manager of the facility starting in 1983.  In 1998 he assumed responsibility for Bunge’s soybean crushing facilities in the South Central region. From 2002 through 2011, Mr. Ragan served in various positions, including vice president and general manager, of Bunge’s grain operations.

Gregory P. Krissek, 50‡	Series C Director	Since November 1, 2006

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

† The Interested Directors’ terms do not have a specified number of years, as these directors are nominated by the

   Series B Member and the Series C Member, as discussed further below under Items 11 and 13.

‡ The information provided below under Item 13, “Certain Relationships and Related Transactions, and Director

   Independence,” respecting the election of Messrs. Krissek, Schmitt, and Ragan as Directors, is incorporated into this Item 10 by reference.

Executive Officers and Key Employees

Name and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation(s) During Past 5 Years

Brian T. Cahill, 59	President and Chief Executive Officer	Since September, 2009

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

Brett L. Frevert, 50	Chief Financial Officer	Since June, 2012

Managing Director of CFO Systems, LLC (“CFO Systems”), which he founded, since 2004. During that time he has served as CFO of several Midwestern companies, including SEC registrants and private companies, including ethanol and other renewable fuels companies. Prior to founding CFO Systems, Mr. Frevert was Chief Financial Officer of a regional real estate firm and also served as Interim Chief Financial Officer of First Data Europe. Mr. Frevert began his career with Deloitte & Touche, serving primarily SEC-registered clients in the food and insurance industries.

.

Dan D. Wych, 36	Plant Manager	Since April, 2008

Operations/Fermentation Coordinator, U.S. Bio Energy/VerSun Energy (a public company which produces ethanol and co-products from corn) from 2006 to 2008; Plant Manager, United Bio Energy (a company that provides services for ethanol plants) in 2006; Production Manager, Little Sioux Corn Processors (a company which produces ethanol and co-products from corn) from 2005 to 2006; Operations/Lab/Safety Manager, Quad County Corn Processors (a company which produces ethanol and co-products from corn) from 2000 to 2005. Mr. Wych attended Iowa Lakes Community College and completed over 60+ credit hours within their Associated Arts Program

Former Executive Officer

Karen L. Kroyman served as our Controller and principal financial officer from June 2009 through June 2012.  On June 18, 2012, we entered into a Separation Agreement and Release of All Claims with Ms. Kroymann, its controller and Principal Financial Officer (the “Separation Agreement”). Pursuant to the Separation Agreement, Ms. Kroymann received severance compensation from the Company for a period of twelve weeks and she is subject to certain confidentiality obligations.

Code of Ethics

The Company adopted a code of ethics that applies to its Directors, executive officers and employees (including our principal executive officer, principal financial officer, controller and senior financial officers) effective January 16, 2009.  Our Board amended the Code of Ethics on October 19, 2012.   The code of ethics is available in the investor relations section of our website at www.sireethanol.com. We will disclose amendments to, or waivers of, certain provisions of our code of ethics relating to our principal executive officer, principal financial officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which operates under a written charter (the “Audit Committee Charter”)and currently consists of Michael K. Guttau (Chair), Theodore V. Bauer and Karol D. King. All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our Units are not listed on any exchange or quotation system). The Board has determined that Mr. Guttau is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K under the Exchange Act. Among other things, the Audit Committee has the authority for appointing and supervising our independent registered public accounting firm and is primarily responsible for approving the services performed by the our independent registered public accounting firm and for reviewing and evaluating the our accounting principles and system of internal accounting controls. A copy of the Audit Committee charter is available on our website at www.sireethanol.com at “Investor Relations”. The Audit Committee held four meetings in Fiscal 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our Directors, certain officers and beneficial owners of more than 10% of our outstanding Series A Units to file reports of their ownership and changes in ownership of our Series A Units with the SEC. Company employees and advisors generally prepare these reports on behalf of our Directors and officers on the basis of information obtained from them and review the forms submitted to us by our non-employee Directors and beneficial owners of more than 10% of the Series A Units. Based on such information, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by our Directors, officers and beneficial owners of more than 10% of the Series A Units during or with respect to Fiscal 2012 were filed on time.

Item 11.   Executive Compensation.

Governance / Compensation Committee

The Governance / Compensation Committee (the “Governance Committee”) operates under a written charter, which the Governance Committee approved on February 15, 2007, and which was adopted by the Board of Directors on February 16, 2007 (the “Governance Charter”).  The Governance Charter is available on the Company’s website www.sireethanol.com in the investor relations section.  The Governance Charter provides that the Governance Committee will annually review and approve our compensation program for our Directors, officers and managers.  The Governance Charter does not exclude from the Governance Committee’s membership Directors who also serve as officers of the Board or Interested Directors.  Presently, the Governance Committee’s membership consists of Messrs. Schmitt (Chair), Bauer, and King.   The Governance Charter provides that the Governance Committee may form and delegate its responsibilities to subcommittees, and the Governance Charter does not contemplate (nor does it prohibit) the use of compensation consultants to assist the Governance Committee in its determination of Director, officer and managers’ compensation.

Compensation of Executive Officers

In June 2010, we adopted an Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to allow any officer or employee of the Company to share in the Company’s value through the issuance, from time to time, of equity participation units (“Equity Participation Units”) and/or unit appreciation rights (“Unit Appreciation Right”) (as further described immediately below in “Long-Term Incentive Compensation”).  The Governance Committee is responsible for designing, reviewing and overseeing the administration of the Plan. Subject to the terms of the Plan and the individual award agreement, the Governance Committee recommended and the board approved the award of 9.44 Equity Participation Units to Mr. Cahill on November 21, 2011. Mr. Cahill’s award will vest in full on November 21, 2014.

Pursuant to the Governance Charter, the Governance Committee also approves the compensation terms for our executive officers approves all adjustments to the compensation terms. During Fiscal 2010, the Governance Committee engaged an independent compensation consultant (the “Consultant”) to evaluate the compensation of its executive officers in relation to other executive officers in comparable positions in the industry.

Additionally, during Fiscal 2010, the Governance Committee met with the Consultant to develop a company-wide compensation philosophy based on comparable market data and establishment of a management evaluation process.  Our compensation philosophy provides that the compensation of our senior executives is designed to achieve the following objectives: (i) align the interests of the executive officers and our Unit holders; (ii) attract, retain and motivate high caliber executive officers; and (iii) pay for performance by linking a significant amount of executive compensation to individual contribution to selected metrics of our business plan.  The following are the main elements of compensation under our agreements with our two senior officers.

●	Base Salary : A portion of annual cash compensation is paid as base salary to provide a level of security and stability.

●

Annual Cash Incentive  : We expect that a significant portion of the annual cash compensation paid to the executive officers will be directly related to the achievement of individual performance goals and contributions.  Awards were available for 2012 and were paid to employees in November 2012.

●

Long-Term Incentive Compensation :  As mentioned above, on June 30, 2010 our Board of Directors adopted the Plan for the purpose of attracting and retaining key personnel.  The Plan is designed to allow Participants, who consist of any officer or employee, to share in our value through the issuance of Equity Participation Units and/or Unit Appreciation Rights.  Each award will be granted pursuant to an individual award agreement, which will set forth the number of units or rights granted, the book value of our Series A Units as of the grant date for purposes of valuing each Equity Participation Unit or Unit Appreciation Right, the fiscal year for which the Equity Participation Unit or Unit Appreciation Right is granted, and any In-Service Payment Date (as defined in the Plan).  All awards will be recommended by our Governance Committee and then approved by the Board of Directors.

●

Retirement and Welfare Benefits :  We sponsor both a standard 401(k) and Roth 401(k) plan. To be eligible to participate, a new hire is eligible to participate the first of the month after their start date. While eligible employees are given an option to enroll, those who do not choose either “yes” or “no” are automatically enrolled in the standard 401(k) plan at 3% withholding.  Under the program, we match the first 3%, and ½ of the next 2%, of the employee’s contributions.  Each participant picks his or her own investment strategy—either the planned grouping of investments or individually selected investments.  We have implemented a basic benefits plan for all full time employees, including medical, dental, life insurance and disability coverage.

Agreements with Our Executive Officers

CEO Employment Agreement

On August 27, 2009, we entered into a letter agreement with Brian T. Cahill which summarizes the basic terms of his employment (the “CEO Employment Agreement”). Pursuant to the terms of the CEO Employment Agreement, Mr. Cahill’s initially annual base salary was $180,000 with future salary increases based on both Mr. Cahill’s individual performance and the Company’s performance and will be determined in accordance with the Board compensation policy.  Mr. Cahill’s current annual base salary is $196,000. The CEO Employment Agreement also provides that Mr. Cahill is eligible to participate in our short-term and long-term incentive programs and provides Mr. Cahill with the use of a company car.

CFO Systems Letter Agreement

Effective June 22, 2012, we entered into a letter agreement with CFO Systems and Brett L. Frevert. Under the letter agreement CFO Systems will provide financial and consulting services to us at rates of $75 to $150 per hour depending on the level of expertise involved. The services will include providing Chief Financial Officer duties and other financial and accounting expertise on a time share basis. In connection with the letter agreement, Mr. Frevert agreed to serve as our Chief Financial Officer. We were charged $104,275 for the services provided by CFO Systems during 2012, which included $28,425 for Mr. Frevert's services and $75,850 for Controller and other professionals' services.

Separation Agreement

We entered into the Separation Agreement with Karen L. Kroymann, our former Controller and principal financial officer in connection with the termination of her employment with the Company in June 2012. See the section entitled “Former Executive Officer” under Item 10 above for additional information on the terms of this Separation Agreement.

Summary Compensation Table

The following table provides all compensation paid to or earned by our executive officers in Fiscal 2012 and 2011.  In addition, the table below sets forth the compensation for Karen L. Kroymann, a former executive officer, who served as our Controller and principal financial officer until June 18, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	All Other Income	Total ($)

Brian T. Cahill, President and CEO	2012	$ 194,269	$ 40,000	$ 35,000		$ 269,269

	2011	$ 187,897	$ 45,000	$ 20,001		$ 252,898

Brett L. Frevert, Chief Financial Officer[2]	2012				$ 28,425	$ 28,425

Karen L. Kroymann, Controller	2012	$ 101,895	$ 8,240	$ 0		$ 110,135

	2011	$ 101,694	$ 6,147	$ 0		$ 107,841

Mr. Cahill was awarded 5.11 Equity Participation Units on December 17, 2010 (Fiscal 2011) valued at $3,914 per unit, the book value of our Units, or $20,001 in the aggregate, as of the grant date and 9.44 Equity Participation Units on November 21, 2011 (Fiscal 2012) valued at $3,708.33 per unit, the book value of our Units, or $35,000 in the aggregate, as of the grant date.  No portion of the Equity Participation Units vest until the third anniversary of the grant date, subject to certain events which may result in accelerated vesting.

[1]

Mr. Cahill receives no benefit from the Equity Participation Units until they vest and the amount shown does not correspond to the actual value that will be recognized by Mr. Cahill.  As described in footnote 8 to the Company’s audited financial statements for the year ended September 30, 2012, the Equity Participation Units are valued at book value.  The grant date fair value included in the Stock Awards column for the Equity Participation Units is based upon the probable outcome of the performance conditions as required by FASB ASC Topic 718 and assuming Mr. Cahill remains at the company for the required three years.

[2]	Mr. Frevert did not begin serving as our Chief Financial Officer until June 2012; therefore, compensation information for Fiscal 2012 reflects less than full-year amounts.

Outstanding Equity Awards at Fiscal 2012 Year-End

The following table provides certain information concerning outstanding equity awards held by our executive officers as of September 30, 2012

Name and Principal Position	Date Granted	This Will Vest	Number of Unvested Units	Market Value of Unvested Units

Brian T. Cahill, President and CEO	December 17, 2010	December 17, 2013	5.11	$ 18,950

	November 24, 2011	November 24, 2014	9.44	$ 35,000

As mentioned above, Mr. Cahill was awarded 5.11 Equity Participation Units under the Plan of which 5.11 units will vest on December 17, 2013 and 9.44 units will vest on November 24, 2014.  Mr. Cahill receives no benefit from any of the Equity Participation Units until such time they are vested in 2013 and 2014.  The Equity Participation Units awarded to Mr. Cahill were valued at $3,708 per unit as of September 30, 2012 for an aggregate award of $53,950.

Compensation of Directors

We do not provide our Directors with any equity or equity option awards, nor any non-equity incentive payments or deferred compensation.  Similarly, we do not provide our Directors with any other perquisites, “gross-ups,” defined contribution plans, consulting fees, life insurance premium payments or otherwise. Following recommendation by the Governance Committee and subsequent approval by the Board on March 18, 2011, we pay our Directors the following amounts (collectively, the “Compensation Policy”): (i) each Director receives an annual retainer of $12,000, (ii) each Director receives $1,000 per Board meeting attended (whether in person or telephonic), provided that the foregoing amounts in (i) – (ii) shall not exceed $24,000 per Director in any calendar year.  Additionally, the following amounts are paid to Directors for specified services: (i) the Chairman of the Board is paid $7,500 per year, (ii) the Chairman of the Audit Committee and Audit Committee Financial Expert is paid $5,000 per year, (iii) the Chairmen of all other Committees are paid $2,500 per year, and (iv) the Secretary of the Board is paid $2,500 per year.

Independent Directors

The following table lists the compensation we paid in Fiscal 2012 to our Directors who are considered “independent” under standards applicable to companies listed on the NASDAQ Capital Market (though the Company’s Units are not listed on any exchange or quotation system) (the “Independent Directors”).

Name	Fee Earned or Paid in Cash	All Other Compensation	Equity or Non-Equity Incentives	Total

Theodore V. Bauer	$ 26,500	$ 0	$ 0	$ 26,500
Hubert M. Houser	$ 26,500	$ 0	$ 0	$ 26,500
Karol D. King	$ 31,500	$ 0	$ 0	$ 31,500
Michael K. Guttau	$ 27,000	$ 0	$ 0	$ 27,000

Interested Directors

The following table lists the compensation we paid in Fiscal 2012 to our Directors who are not considered “independent” under standards applicable to companies listed on the NASDAQ Capital Market (though our Units are not listed on any exchange or quotation system) (the “Interested Directors”).

Name	Fee Earned or Paid in Cash	All Other Compensation	Equity or Non-Equity Incentives	Total

Eric L. Hakmiller1	$ 25,500	$ 0	$ 0	$ 25,500
Tom J. Schmitt	$ 24,500	$ 0	$ 0	$ 24,500
Gregory P. Krissek	$ 22,000	$ 0	$ 0	$ 22,000

† The Directors fees payable to the Interested Directors are paid directly to their corporate employers at such Directors’ request, and the Interested Directors do not receive any compensation from the Company for their service as Directors.

1  Mr. Hakmiller resigned as a Director effective November 20, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

As of September 30, 2012, there were 8,805 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.  The following table sets forth certain information as of September 30, 2012, with respect to the Unit ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) who beneficially own more than 5% of any Series of Units, (ii) each Director of the Company, and (iii) all officers and Directors of the Company as a group as well as one former executive officer of the Company.  The address of those in the following table is 10868 189th Street, Council Bluffs, Iowa 51503.   Except as noted below, the persons listed below possess sole voting and investment power over their respective Units.  The following does not reflect any Units which may be issued to Bunge and ICM, respectively, under the terms of the convertible debt owed to them.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Executive Officers
Series A	Theodore V. Bauer	36 Units [1]	0.41%
Series A	Hubert M. Houser	54 Units [2]	0.61%
Series A	Karol D. King	29 Units [3]	0.33%
Series A	Michael K. Guttau	12 Units [4]	0.14%
--	Brian T. Cahill	-0-	--
	Karen L. Kroymann[5]	-0-	--
	Brett L. Frevert	-0-	--
--	Eric L. Hakmiller[6]	-0-	--
--	Tom J. Schmitt	-0-	--
--	Gregory P. Krissek	-0-	--

Series A	All Officers and Directors as a Group	131 Units	1.49%

Other Members
Series B	Bunge North America, Inc.	3334 Units	100%
Series C	ICM, Inc.	1000 Units	100%
Series A	ICM Inc.	18 Units	0.20%

____________________________________

1 These Series A Units are owned jointly by Mr. Bauer and his spouse.

2 These Series A Units are owned jointly by Mr. Houser and his spouse.

3 These Series A Units are owned jointly by Mr. King and his spouse.

4 These Series A Units are owned jointly by Mr. Guttau and his spouse.

5  Mr. Kroymann’s employment with the Company terminated effective June 18, 2012.

6  Mr. Hakmiller resigned as a Director effective November 20, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Review and Approval of Related Person Transactions

In October 2012, our Board adopted a Related Party Policy which formalized into a written policy certain practices and procedures historically followed by our Board relating to the approval of any transaction, arrangement or series of similar transactions, arrangements or relations, including indebtedness or guarantees of indebtedness, with related parties.  Related persons include our directors or executive officers and their respective immediate family members and 5% beneficial owners of our units. Pursuant to the terms of the policy, the Corporate Governance / Compensation Committee must review the material facts of any related party transaction and approve such transaction.

Relationships and Related Party Transactions

The Company is party to the related party transactions discussed in detail in our financial statements above.  See Note 5, Revolving Loan/Credit Agreements and Note 9, Related Party Transactions for the terms of our current related party transactions.  The Company complied with the informal practices and procedures relating to the approval of related party transactions reflected in the Related Party Policy in connection with the approval of each of these related party transactions.

Director Independence

We classify our directors as “independent” according to the standards applicable to companies listed on the NASDAQ Capital Market (though our Units are not listed on any exchange or quotation system).  Under the Operating Agreement, the independent directors’ terms are staggered such that one director will be up for election every year.  Our independent directors are Karol D. King, Theodore V. Bauer, Herbert M. Houser, and Michael K. Guttau.  The Audit Committee currently consists of Michael K. Guttau (Chair), Theodore V. Bauer and Karol D. King.  All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our Units are not listed on any exchange or quotation system).  Presently, the Nominating Committee’s membership consists of Theodore V. Bauer, Hubert M. Houser (Chair), Michael K. Guttau, and Karol D. King, all of whom meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though the Company’s Units are not listed on any exchange or quotation system).  The Committee Charter does not exclude from its membership directors who also serve as officers or Interested Directors.  The Governance Committee’s membership consists of Messrs. Bauer, King, and Schmitt (Chair).  Mr. Schmitt is considered an Interested Director.

Item 14.   Principal Accountant Fees and Services.

Independent Public Accountant Fees and Services

The following table presents fees paid for professional services rendered by our independent public accountants for Fiscal 2012 and Fiscal 2011:

Fee Category	Fiscal 2012 Fees	Fiscal 2011 Fees

Audit Fees	$155,638	$131,250

Audit-Related Fees	$0	$0

Tax Fees	$31,435	$33,787

All Other Fees	$15,000	$0

Total Fees	$202,073	$165,037

Audit Fees are for professional services rendered by McGladrey LLP (“McGladrey”) for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports and services that are normally provided by McGladrey in connection with statutory and regulatory filings or engagements, including review of SEC registration statements and related correspondence.

Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include accounting, consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.  We did not pay any fees for such services in Fiscal 2012 or 2011.

Tax Fees are for professional services rendered by McGladrey LLP (“McGladrey”), for tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above.  We did not pay any fees for such other services in Fiscal 2011.

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

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.

Balance Sheets at September 30, 2012 and September 30, 2011

Statements of Operations for the two years ending September 30, 2012 and  2011.

Statements of Members’ Equity for the two years ending September 30, 2012 and 2011.

Statement of Cash Flows for the two years ending September 30, 2012 and 2011.

Notes to Financial Statements

(b)	The following exhibits are filed herewith or incorporated by reference as set forth below:

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

10.26     Lien Subordination Agreement dated May 2, 2007 among the Company, AgStar Financial Services, PCA and Iowa Department of Economic Development (incorporated by reference to Exhibit 10.30 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

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

10.51     Base Agreement dated August 27, 2008 between the Company and Cornerstone Energy, LLC (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 2, 2008).

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

10.54     Subordinated Revolving Credit Note made by the Company in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 2, 2009).

10.55     Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.61 of Form S-1/A filed by the Company on February 24, 2011)

10.56     Second Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.62 of Form S-1/A filed by the Company on February 24, 2011)

10.57     Third Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.63 of Form S-1/A filed by the Company on February 24, 2011)

10.58     Fourth Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.64 of Form S-1/A filed by the Company on February 24, 2011)

10.59     Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 14, 2009).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.60     Amended and Restated Credit Agreement by and among the Company and AgStar Financial Services, PCA, the Banks named therein, dated as of March 31, 2010 (incorporated by reference to Exhibit 99.1 of Form 8-K filed by the Company on April 5, 2010).

10.61     Loan Satisfaction Agreement, by and among the Company, ICM, Inc., and Commerce Bank, N.A., dated June 17, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 23, 2010).

10.62     Negotiable Subordinated Term Loan Note issued by the Company in favor of ICM, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 23, 2010).

10.63     ICM, Inc. Agreement – Equity Matters, by and between ICM, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.64     Subordinated Term Loan Note issued by the Company in favor of Bunge N.A. Holdings, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on June 23, 2010).

10.65     Bunge Agreement - Equity Matters by and between the Company and Bunge N.A. Holdings, Inc. dated effective August 26, 2009. (incorporated by reference to Exhibit 10.72 of Form S-1/A filed by the Company on February 24, 2011)

10.66     First Amendment to Bunge Agreement – Equity Matters, by and between Bunge N.A. Holdings, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.67     Subordination Agreement, by and among Bunge N.A. Holdings, Inc., ICM, Inc., and AgStar Financial Services, PCA and acknowledged by the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.6 of Form 8-K filed by the Company on June 23, 2010).

10.68     Intercreditor Agreement, by and between Bunge N.A. Holdings, Inc. and ICM, Inc. and acknowledged by the Company, dated as of June 17, 2010. (incorporated by reference to Exhibit 10.7 of Form 8-K filed by the Company on June 23, 2010).

10.69     Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).

10.70     Joint Defense Agreement between ICM, Inc. and the Company dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).

10.71     Tricanter Purchase and Installation Agreement by and between ICM, Inc. and the Company dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.72     Corn Oil Agency Agreement by and between Bunge North America, Inc. and the Company effective as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 30, 2010).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.73     Amendment to Amended and Restated Credit Agreement by and among the Company and AgStar Financial Services, PCA and the Banks named therein, effective as of March 31, 2011 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 5, 2011).

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

10.80     First Amendment to Promissory Note dated February 29, 2012 by and between the Company and Bunge N.A. Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 6, 2012)

10.81     Third Amendment to Amended and Restated Credit Agreement by and among the Company, AgStar Financial Services, PCA and the Banks named therein dated effective September 1, 2011. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 2, 2012).

10.82     Fourth Amendment to Amended and Restated Credit Agreement by and among the Company, AgStar Financial Services, PCA and the Banks named therein dated effective March 30, 2012. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on April 2, 2012).

10.83     Base Contract for Sale and Purchase of Natural Gas between Encore Energy Services, Inc. and the Company effective April 1, 2012.  Portions of this Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 1, 2012).

10.84     Confirming Order between Encore Energy Services, Inc. and the Company dated April 25, 2012.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on May 1, 2012).

10.85     Separation Agreement and Release of All Claims by and between the Company and Karen L. Kroymann dated June 18, 2012. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 22, 2012).

10.86     Letter Agreement by and between the Company and CFO Systems, LLC dated June 21, 2012. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 22, 2012).

10.87     Notice of Assignment of Interests from Bunge N.A. Holdings, Inc. to Bunge North America, Inc. dated September 24, 2012.

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

31.1      Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1      Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2      Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XMLXBRL Instance Document

101.XSDXBRL Taxonomy Schema

101.CALXBRL Taxonomy Calculation Database

101.LABXBRL Taxonomy Label Linkbase

101.PREXBRL Taxonomy Presentation Linkbase

101.DEFXBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: December 18, 2012	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date: December 18, 2012	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 18, 2012
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 18, 2012
Theodore V. Bauer, Director

/s/ Hubert M. Houser	December 18, 2012
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 18, 2012
Michael K. Guttau, Director

/s/ C. Bailey Ragan	December 18, 2012
C. Bailey Ragan, Director

December 18, 2012
Tom J. Schmitt, Director

/s/ Gregory P. Krissek	December 18, 2012
Gregory P. Krissek, Director