Form 10-Q
period 2012-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2013-02-14
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q
(Mark one)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2012, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.
As of December 31, 2012, the Company had 8,805 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1.                                     Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

ASSETS	December 31, 2012	September 30, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$12,391	$6,285
Restricted cash	303	302
Accounts receivable	145	268
Accounts receivable, related party	8,108	12,088
Derivative financial instruments	1,282	976
Inventory	12,224	12,427
Derivative financial instruments, related party	674	4,013
Prepaid expenses and other	875	394
Total current assets	36,002	36,753

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	204,493	204,597
Office and other equipment	751	751
	207,308	207,412
Accumulated depreciation	(56,449)	(53,679)
Net property and equipment	150,859	153,733

Other Assets
Financing costs, net of amortization of	866	1,001
$3,337 and $3,202, respectively
Other assets	896	896
	1,762	1,897
Total Assets	$188,623	$192,383

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2012	September 30, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$1,114	$1,366
Accounts payable, related parties	3,737	3,937
Accrued expenses	2,379	2,837
Accrued expenses, related parties	2,466	1,657
Current maturities of notes payable	28,367	20,001
Total current liabilities	38,063	29,798

Long Term Liabilities
Notes payable, less current maturities	111,706	115,023
Other long-term liabilities	475	500
Total long term liabilities	112,181	115,523
Commitments and Contingencies (Note 9 and 10)

Members' Equity
Members' capital
13,139 Units issued and outstanding	76,474	76,474
Accumulated profit (deficit)	(38,095)	(29,412)
Total members' equity	38,379	47,062
Total Liabilities and Members' Equity	$188,623	$192,383

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011

Revenues	$74,327	$95,197
Cost of Goods Sold
Cost of goods sold-non hedging	78,287	85,817
Realized & unrealized hedging (gains) losses	1,293	(3,391)
	79,580	82,426

Gross Margin (Loss)	(5,253)	12,771

General and administrative expenses	1,057	1,313

Operating Income (Loss)	(6,310)	11,458

Other Income (Expense)
Interest and other income	20	12
Interest expense	(2,393)	(2,474)
	(2,373)	(2,462)

Net Income (Loss)	$(8,683)	$8,996

Weighted Average Units Outstanding	13,139	13,139
Net Income (loss) per unit, basic & diluted	$(660.83)	$684.62

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Statements of Cash Flows
(Dollars in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(8,683)	$8,996
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	2,849	2,854
Amortization	135	105
Loss on disposal of property	64	-
(Increase) decrease in current assets:
Accounts receivable	4,103	1,087
Inventories	203	(1,249)
Prepaid expenses and other	(481)	(600)
Derivative financial instruments, related party	3,339	(2,104)
Derivative financial instruments	(306)	(496)
Decrease in other long-term liabilities	(25)	(25)
Increase (decrease) in current liabilities:
Accounts payable	(452)	(1,698)
Accrued expenses	351	271
Net cash provided by operating activities	1,097	7,141

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(40)	(217)
Increase in restricted cash	1
Net cash (used in) investing activities	(39)	(217)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	-	(36)
Proceeds from notes payable	15,011	1,000
Payments on borrowings	(9,963)	(11,541)
Net cash provided by (used in) financing activities	5,048	(10,577)

Net increase (decrease) in cash and cash equivalents	6,106	(3,653)

CASH AND EQUIVALENTS
Beginning	6,285	11,007
Ending	$12,391	$7,354

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Use of deposit for financing fee	$-	$203

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,701	$2,448

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February 2009.  In the rolling twelve month period ended December 31, 2012, the Company operated at 89% of its 110 million gallon nameplate capacity. The Company reduced production in response to the crush margin compression the ethanol industry is currently experiencing and will be increased back to normal as the margin decompresses.  The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The balance sheet as of September 30, 2012 was derived from the Company’s audited balances as of that date. The accompanying financial statements as of and for the three month period ending December 31, 2012 and 2011 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2012 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, distillers grains with solubles, and modified wet distillers grains with solubles (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. Corn oil is sold through a corn oil agreement (the “Corn Oil Agency Agreement”) with Bunge based on market prices.   Marketing fees, agency fees, and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

Accounts Receivable

Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of December 31, 2012, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

The Company’s operations and cash flows are subject to fluctuations due to changes in commodity prices.  The Company is subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  Exposure to commodity price risk results from the Company’s dependence on corn in the ethanol production process.  In general, rising corn prices result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

To minimize the risk and the volatility of commodity prices, primarily related to corn and ethanol, the Company uses various derivative instruments, including forward corn, ethanol and distillers grains purchase and sales contracts, over-the-counter and exchange-trade futures and option contracts.  When the Company has sufficient working capital available, it will enter into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  The Company uses cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.

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

The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of December 31, 2012, the Company was committed to sell 0.262 million gallons of ethanol and 29,674 tons of distillers grains and solubles.

Forward corn purchase contracts initiated after September 28, 2010 are not exempt from the accounting and reporting requirements of derivative accounting as the Company elected to net settle its forward corn contracts. Because there is no physical delivery associated with the net-settled forward contracts, the Company no longer applies the normal purchase and sale and such contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2012, the Company was committed to purchasing 3.298 million bushels of corn on a forward contract basis resulting in a total commitment of $17,032,252.  These forward contracts had a fair value of $17,706,096 at December 31, 2012.

In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.   Although the contracts will be effective economic hedges of specified risks, they are not designated as a hedge for accounting purposes and are recorded on the balance sheet at fair market value with changes in fair value recognized in current period earnings.

As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options. The gains or losses on derivative instruments are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the three months ended December 31, 2012 and December 31, 2011, the Company recorded a combined realized and unrealized (gain) loss of $1,293,265 and ($3,390,640), respectively, as a component of cost of goods sold. During the three months ended December 31, 2012 and 2011, the Company did not record any gain (loss) on ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.

Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2012 and 2011 are as follows:

	Balance Sheet Classification	December 31, 2012	September 30, 2012

Futures and option contracts
In gain position		$ 618,826	$ 806,710
In loss position		(208,488)	(1,668,970)
Cash held by broker		872,147	1,838,048
	Current asset	1,282,485	975,788

Forward contracts, corn, related party	Current asset	673,844	4,013,005
		$ 1,956,329	$ 4,988,793

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended December 31, 2012 and 2011 consist of the following:

	Statement of Operations Classification	December 31, 2012	December 31, 2011

Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$ 2,599,745	$ (2,131,614)
Futures and option contracts	Cost of Goods Sold	$ (1,306,479)	(1,259,026)

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. In accordance with Company policies, management found no event to have occurred that would trigger an evaluation of the plant for possible impairment on future cash flows from operations  as of December 31, 2012

Net income (loss) per unit

Net income (loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	December 31, 2012	September 30, 2012
	(000's)	(000's)
Raw Materials - corn	$2,469	$2,731
Supplies and Chemicals	3,010	2,661
Work in Process	2,987	3,225
Finished Goods	3,758	3,810
Total	$12,224	$12,427

Note 4:   Members’ Equity

At December 31, 2012 outstanding member units were:

A Units	8,805
B Units	3,334
C Units	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holders as a group have the right to elect one member of the Board of Directors (the “Board”).  The Series B unit holders as a group have the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units. Based on this calculation, the Series B unit holders have the right to elect two Board members.  Series A unit holders as a group have the right to elect the remaining number of Directors not elected by the Series C and B unit holders.

Note 5:   Revolving Loan/Credit Agreements

AgStar

The Company entered into a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000.  Borrowings under the loan initially accrue interest at a variable interest rate based on LIBOR plus 4.45% for each advance under the Credit Agreement.   On September 1, 2011, the Company elected to convert 50% of the term note into a fixed rate loan at the lender’s bonds rate plus 4.45%, with a 6% floor (the rate was a fixed 6% at December 31, 2012).  The portion of the term loan not fixed and the term revolving line of credit accrue interest equal to LIBOR plus 4.45%, with a 6% floor.

The Credit Agreement requires compliance with certain financial and nonfinancial covenants.  As of December 31, 2012, the Company was in compliance with all required covenants. Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, August 1, 2014.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.

Under the terms of the Credit Agreement, the Company may draw the lesser of $15,000,000 or 75 percent of eligible accounts receivable and eligible inventory on the revolving working capital term facility.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of December 31, 2012. The $15,000,000 revolving working capital term facility was renewed on March 31, 2012 and matures on March 29, 2013. There is $7,000,000  available in this term loan as of December 31, 2012.

As of December 31, 2012 and September 30, 2012, the outstanding balance under the Credit Agreement was $83,665,581 and $84,866,648, respectively.  In addition to all the other payments due under the Credit Agreement, the Company must pay an annual amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  No Excess Cash Flow payment is due.

The Company is in compliance with all financial covenants under the Credit Agreement as of December 31, 2012. However, in the event that the market continues to experience significant price volatility and negative crush margins near the current levels or in excess of current levels, it may be difficult to comply with the financial covenants. The banks’ response to non-compliance is unknown at this point. The Company may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, or negotiating short-term concessions from lenders.

Bunge

Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, extended credit to the Company under a subordinated convertible term note, originally dated August 26, 2009 which was assigned by Holdings to Bunge effective September 28, 2012 (the “Bunge Note”). The Bunge Note is due on August 31, 2014 and repayment is subordinated to the Credit Agreement. The Bunge Note is convertible into Series U Units, at the option of Bunge, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5% over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  The balance, as of both December 31, 2012 and September 30, 2012, was $33,922,334 and $33,922,334, respectively under the Bunge Note.  There was $1,186,181 and $473,162 of accrued interest (included in accrued expenses, related parties) due to Bunge as of December 31, 2012 and September 30, 2012, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st each year.

The Company entered into a revolving note with Holdings dated August 26, 2009, providing for a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Note”) which was assigned to Bunge effective September 28, 2012. Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. The balance under the Bunge Revolving Note, as of December 31, 2012 and September 30, 2012, was $10,000,000 and $3,750,000, respectively.

ICM

On June 17, 2010, ICM, Inc. (“ICM”) entered into a subordinated convertible term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of December 31, 2012 and September 30, 2012, the accrued interest due (included in accrued expense, related party) to ICM was $408,818 and $163,068, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st  each year.

Notes payable consists of the following:

	December 31, 2012	September 30, 2012
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of
March 26, 2016 on the non-forgivable portion.	$242,500	$250,000

Convertible Notes payable to unit holders, bearing interest at LIBOR
plus 7.50 to 10.5% (8.23% at December 31, 2012); maturity on August 31, 2014.	542,913	531,508

Note payable to affiliate Bunge, N.A., bearing interest at LIBOR plus
7.50 to 10.5% (8.23% at December 31, 2012); maturity on August 31, 2014.	33,922,334	33,922,334

Note payable to affiliate ICM, bearing interest at LIBOR plus
7.50 to 10.5% (8.23% at December 31, 2012); maturity on August 31, 2014.	11,691,666	11,691,666

Term facility payable to AgStar bearing interest at LIBOR plus
4.45% with a 6.00% floor (6.00% at December 31, 2012); maturity
on August 1, 2014.	31,940,849	33,745,859

Term facility payable to AgStar bearing interest at a fixed 6%; maturity
on August 1, 2014.	33,724,732	35,245,790

Term revolver payable to AgStar bearing interest at LIBOR plus
4.45% with a 6.00% floor (6.00% at December 31, 2012); maturity
on August 1, 2014.	10,000,000	10,000,000

$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at
December 31, 2012), maturing March 29, 2013.	8,000,000	5,875,000

Capital leases payable to AgStar bearing interest at 3.088%
maturing May 15, 2013.	7,689	12,256

Revolving line of credit payable to Bunge, bearing
interest at LIBOR plus 7.50 to 10.5% with a floor of 3.00%
(8.23% at December 31, 2012).	10,000,000	3,750,000

	140,072,683	135,024,413
Less Current Maturities	(28,366,881)	(20,001,369)

Total Long Term Debt	111,705,802	115,023,044

Approximate aggregate maturities of notes payable as of December 31, 2012 are as follows:

2013	28,366,881

2014	111,523,302

2015	30,000

2016	152,500

Total	140,072,683

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

The following table summarizes financial liabilities measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2012, categorized by the level of the valuation inputs within the fair value hierarchy:

	December 31, 2012
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$618,826	$673,844	$-

Liabilities:
Derivative financial instruments	208,488	-	-

	September 30, 2012
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$806,710	$4,013,005	$-

Liabilities:
Derivative financial instruments	1,668,970	-	-

Certain financial assets and liabilities are measured at fair value on a non-recurring basis; that is the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, for example, when there is evidence of impairment.

Note 7:   Related Party Transactions and Major Customer

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

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The Ethanol Agreement runs through August 31, 2014 and will automatically renew for successive three-year terms thereafter unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $302,318 and  $612,873 during the three months ended December 31, 2012 and 2011, respectively, under the Ethanol Agreement. Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The agreement has an initial term of three years and will automatically renew for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended December 31, 2012 and 2011 were $75,000.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended December 31, 2012 and 2011 were $1,113,298 and $1,216,190, respectively. The Company has a sublease agreement for 100 hopper cars that are leased back to Bunge that expires on September 14, 2013.  As the sublease rate is less than the original lease rate, a loss was recorded at inception of the sublease and is being accreted to rent expense over the life of the sublease.

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

Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.   Expenses under this agreement for the three months ended December 31, 2012 and 2011 were $517,669 and $483,511, respectively.

On August 26, 2009, in connection with the original issuance of the Bunge Note to the Company also executed a Bunge Agreement—Equity Matters (the “Equity Agreement”), which was subsequently amended on June 17, 2010 and then assigned by Holdings to Bunge effective September 28, 2012. The Bunge Equity Agreement provides that (i) Bunge has preemptive rights to purchase new securities in the Company, and (ii) the Company is required to redeem any Series U Units held by Bunge with 76% of the proceeds received by the Company from the issuance of equity or debt securities.

The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge.   Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate our ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events. Expenses under this agreement for the three months ended December 31, 2012 and 2011 were $256,453 and $337,519, respectively.

On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended December 31, 2012 and 2011 were $44,072 and $42,077, respectively.

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

“The Company and ICM have also entered into convertible term note.  See Note 5 Revolving Loan/Credit Agreements for the terms of this financing arrangement.”

Note 8: Major Customers

The Company is party to the Ethanol, Supply, and Corn Oil Agency Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, syrup, and corn oil produced by the Company. Revenues with this customer were $72,210,388 and $92,884,561 for the three months ending December 31, 2012 and 2011, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements and our annual report on Form 10-K for the year September 30, 2012 including the consolidated financial statements, accompanying notes and the risk factors contained herein.

Forward Looking Statements

This Quarterly Report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”)contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);
•	Changes and advances in ethanol production technology;
•	Additional ethanol plants built in close proximity to our ethanol facility in southwest Iowa;
•	Competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Our ability to retain key employees and maintain labor relations; and
•	Volatile commodity and financial markets;
•	Continued price volatility in the price of corn;.
•	Decreased ethanol prices resulting from the oversupply of ethanol; and
•	Expiration of the blenders’ credit and the secondary tariff on imported ethanol.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this reports.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors” In our Form 10-K for the fiscal year ended September 30, 2012 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Industry Factors Affecting our Results of Operations

During the three months ending December 31, 2012, the ethanol industry experienced continued compressed ethanol margins as a result of a combination of factors, including the following:

•

Corn prices increased substantially during Fiscal 2012 and traded at all-time highs during the fourth quarter of Fiscal 2012. Prices receded slightly in the fourth calendar year quarter but still remain high. For the three months ending December 31, 2012 compared to the three months ending December 31, 2011, the price per bushel paid was $7.49 and $6.21, respectively.

•

Estimates of supply and demand provided by the U.S. Department of Agriculture forecasted lower production levels and correspondingly reduced demand levels as result of higher corn prices. Industry production for the three months ending December 28, 2012 dropped 12% from the three month period ending December 30, 2011.

•	Reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel efficient vehicles.
•	Increased imports of ethanol from foreign producers, principally Brazil which represented 77.6%, as of December 2012, shipments received in U.S. ports, according to the Renewal Fuels Association.

The combination of these factors caused ethanol margins to compress to near break-even levels during the three months ending December 31, 2012. In response to the compressed margin environment, according to the Energy Information Administration (“EIA”), as an industry, ethanol producers reduced production rates from 12,027 thousand barrels per day for the thirteen weeks ending December 30, 2011 to 10,610 thousand barrels per day for the thirteen weeks ending December 28, 2012 representing a 12% decrease.  Although it appears that the margin environment in the second quarter of Fiscal 2013 might improve, it is likely that the margin environment will continue to be affected by these factors as well throughout Fiscal 2013.  We believe that U.S. ethanol production levels will continue to adjust to ethanol and corn supply and demand factors. However, extended periods of depressed ethanol margins have adversely affected our operating results in the three months ending December 31, 2012.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2012 and 2011.

	December 31, 2012			December 31, 2011
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	74,327	100%	$ 3.02	95,197	100%	$ 3.08
Cost of Good Sold
Material Costs	66,010	89%	2.69	66,846	70%	2.17
Variable Production Exp	8,073	11%	0.33	9,906	10%	0.32
Fixed Production Exp	5,497	7%	0.22	5,674	6%	0.18
Gross Margin	(5,253)	-7%	(0.22)	12,771	13%	0.41
General and Administrative Expenses	1,057	1%	0.04	1,313	1%	0.04
Other Expenses	2,373	3%	0.10	2,462	3%	0.08
Net Income (Loss)	(8,683)	-12%	$ (0.36)	8,996	9%	$ 0.29

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. We experienced a similar crush margin compression as the whole industry. In response to this crush margin compression, production was decreased and will be increased back to normal as the margin decompresses. The revenue decrease from the three months ended December 31, 2011 to the December 31, 2012 was due to an approximately 6.3 million gallon decrease in ethanol sold and a decrease in the average price per gallon of ethanol by approximately $0.24 per gallon. The combined dried distillers grains with solubles, wet distillers grain with solubles and corn syrup average price increased from approximately $154 to $202 per ton which partially offset a 20,369 decrease in tons produced between the two quarters.   Corn oil revenue was equal to about 2.9% and 2.4% of our total revenue for the three months ended December 31, 2012 and 2011, respectively.

	December 31, 2012			December 31, 2011
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	24,580,450	73.953%	$ 2.24	30,873,285	80.475%	$ 2.48
Dry Distiller's Grains	50,043	17.483%	$ 259.67	70,376	14.611%	$ 197.64
Wet Distiller's Grains	29,740	5.002%	$ 125.01	23,332	2.017%	$ 82.29
Syrup	5,211	0.620%	$ 88.41	11,655	0.469%	$ 38.30
Corn Oil	2,949	2.942%	$ 741.60	2,805	2.429%	$ 824.29

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 107% and 87% for the three months ending December 31, 2012 and 2011, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with natural gas as our primary energy source and to a lesser extent, steam during the three months ended December 31, 2012.  Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam but we can change between steam and natural gas depending on energy costs.  Given the lower prices for natural gas,  we operated largely on natural gas during the three months ended December 31, 2012 and in Fiscal 2012. Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.  We ground 8.53 and 11.25 million bushels of corn at an average price of $7.49 and $6.21 per bushel during December 31, 2012 and 2011, respectively.  Our average steam and natural gas energy cost was $4.31 and $4.64 per MMBTU for December 31, 2012 and 2011, respectively.

Realized and unrealized gains related to our derivatives and hedging related to corn resulted in an increase of $1,293,265 in our cost of goods sold for the three months ending December 31, 2012, compared to a decrease of $3,390,640 in our cost of goods sold for the three months ending December 31, 2011.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses showed a decrease when comparing the three months ending December 31, 2012 and 2011 due to the production decrease.  Fixed production expenses showed a slight increase when comparing the three months ending December 31, 2012 and 2011 due to an increase in depreciation expense of processing equipment.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1% for both of the three months ending December 31, 2012 and December 31, 2011.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ending December 31, 2012 were approximately $1,057,000, as compared to approximately $1,313,000 for the three months ending December 31, 2011.  The decrease in general and administrative expenses from the three months ending December 31, 2011 to December 31, 2012 is due to a decrease in professional fees and a reduction in administrative payroll.  We expect our operating expenses to remain flat to slightly decreasing during the remainder of the fiscal year ending September 30, 2013 (“Fiscal 2013“).

Other (Expense)

Our other expenses, primarily interest, for the three months ending both December 31, 2012 and December 31, 2011 were approximately 3% of our revenues, respectively.  Our other expenses for the three months ending December 31, 2012 and December 31, 2011 were approximately $2,372,000 and $2,462,000, respectively.

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

Adjusted EBITDA to net income (loss) for the three months ending December 31, 2012 and December 31, 2011

	December 31, 2012	December 31, 2011
	Amounts	Amounts
	in 000's	in 000's
EBITDA
Net Income (Loss)	(8,683)	8,996
Interest Expense, interest income, and other income	2,373	2,462
Depreciation & Amortization	2,984	2,959
EBITDA (Loss)	(3,326)	14,417

Change in Unrealized Hedging (gain) loss	2,067	(4,403)

Adjusted EBITDA (Loss)	(1,259)	10,014

Adjusted EBITDA (Loss) per unit	(95.84)	762.15

Liquidity and Capital Resources

We are party to Credit Agreement, as amended with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar) in the original maximum principal amount of $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a $10,000,000 term revolving loan and a $15,000,000 working capital revolving line of credit. As of December 31, 2012, we had an outstanding balance of $83,665,581 under our Credit Agreement.  Under the terms of our Credit Agreement, we must pay an annual amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties. Under our Credit Agreement, the borrowing base is defined as, “at any time, the lesser of: (i) fifteen million dollars ($15,000,000.00), or (ii) the sum of:  (A) seventy-five percent (75%) of our eligible accounts receivable, plus (B) seventy-five percent (75%) of our eligible inventory.  In addition to compliance with the borrowing base, we are subject to various affirmative and negative covenants under the Credit Agreement.  We were in compliance with all financial covenants under our Credit Agreement as of December 31, 2012. However, in the event that the market continues to experience significant price volatility and negative crush margins near the current levels or in excess of current levels, it may be difficult to comply with our financial covenants. The banks’ response to non-compliance is unknown at this point. We may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, or negotiating short-term concessions from our lenders.

Under our $15 million revolving line of credit with the Lenders (the “Revolving LOC”), we had $8,000,000 outstanding as of December 31, 2012 and $5,875,000 outstanding as of September 30, 2012, with an additional $7,000,000 and $9,125,000 available at December 31, 2012 and September 30, 2012, respectively.

We entered into a revolving note with Bunge N.A. Holdings, Inc. (“Holdings”) dated August 26, 2009 (which Holdings assigned to Bunge effective September 28, 2012 (the “Bunge Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, we may make payments on the Bunge Revolving Note so long as we are in compliance with our borrowing base covenant and there is not a payment default under the Credit Agreement. As of December 31, 2012 and September 30, 2012, the balance outstanding was $10,000,000 and $3,750,000, respectively, under the Bunge Revolving Note.   Under the Bunge Revolving Note, we made certain standard representations and warranties.

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

While the prices of our primary input (corn) and our principal products (ethanol and DDGS) are expected to continue to be volatile in the second quarter of Fiscal 2013, given the relative prices of these commodities and the operation of our risk management program in the quarter, we believe operating margins will improve from the first quarter but still be weak in the second quarter of Fiscal 2013.  We expect that in the last two quarters of Fiscal 2013 our margins will improve due to an increase in yield per gallon, and improved crush margins.

Primary Working Capital Needs

Cash provided by operations for the three months ending December 31, 2012 and December 31, 2011, respectively was $1,097,000 and $7,141,000, respectively.  This change is a result of increased corn and ethanol prices.  For the three months ending December 31, 2012 and December 31, 2011, net cash provided by (used in) investing activities was  ($39,000) and  ($217,000), respectively, primarily for fixed asset additions.  For the three months ending December 31, 2012 and December 31, 2011, net cash used in financing activities was $5,048,000 and  ($10,577,000), respectively.   In the three months ending December 31, 2012 the cash was used to pay down our debt.  During the three months ending December 31, 2012, pursuant to contractual terms, we made principal payments on our term debt in the amount of $6,201,067.

During the second quarter of Fiscal 2013, we estimate that we will require approximately $56,879,000 for our primary input of corn and $2,132,000 for our energy sources of steam and natural gas.  We currently have approximately $7,000,000 available under our Revolving LOCs to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.

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

Trends and Uncertainties Impacting Ethanol and Our Future Operations

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

In the past, ethanol prices have tending to track the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  For the past two years as of September, 2012 according to the Chicago Board of Trade (“CBOT”), the average U.S. ethanol price was $2.54 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.83 per gallon or approximately $0.29 per gallon above ethanol prices.  As of January 31, 2013, the average U.S. ethanol price was $2.465 per gallon.  For the same time period, U.S. wholesale gasoline prices (RBOB) averaged $3.049 per gallon, or approximately $0.58 per gallon above ethanol prices.

According to the Energy Information Administration, as an industry, ethanol producers continued to reduce average weekly production levels from 963 thousand barrels per day as of December 30, 2011 to 807 thousand barrels per day as of December 28, 2012 representing a 12% decrease. We believe that ethanol producers may continue to reduce production until ethanol supply and demand returns to normal market levels.  This combined with reduced production resulting from temporary plant shutdowns and decreased production levels may cause ethanol prices to increase and provide better margins in Fiscal 2013.

In response to the anticipated expiration of the Volumetric Ethanol Excise Tax Credit, during the fourth quarter of 2011, the ethanol industry increased production in order to meet the demand of ethanol blenders seeking to take advantage of the blenders’ credit before it expired. This increased production resulted in an ethanol supply that exceeded normal market levels which has caused ethanol margins to constrict to breakeven or negative levels since the end of 2011. According to the EIA, as an industry, ethanol producers reduced production rates from 12,027 thousand barrels per day for the thirteen weeks ending December 30, 2011 to 10,610 thousand barrels per day for the thirteen weeks ending December 28, 2012 representing a 12% decrease.   We believe that ethanol producers may continue to reduce production until ethanol supply and demand return to normal market levels. This combined with reduced production resulting from temporary plant shutdowns and decreased production levels may cause ethanol prices to increase and provide better margins in the during Fiscal 2013.

The price of corn has been volatile during calendar year 2012; reaching all-time highs in excess of $8.00 per bushel. As of January 31, 2013, the Chicago Mercantile Exchange (“CME”) near-month corn price for March, 2013 was $7.44; for July 2013 it was at $7.366 and for September 2013 it was $6.182.  Corn prices have increased in response to drought conditions in the Midwestern region of the U.S. and concern that a resulting decrease in the supply of corn could lead to the rationing of corn supplies, which could cause further increases in the price of corn. The price of corn may also be impacted by reduced ethanol production levels as well as the current drought conditions and other market factors, including the reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel-efficient vehicles. Increasing corn prices will negatively affect our costs of production.

However, higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.

As of January 23, 2013, the USDA decreased its original forecast of the amount of corn to be used for ethanol production during the current marketing year (2012/2013) to a total of 4.5 billion bushels. The forecast is approximately 500 million bushels less than used last year (2011/2012).  In the January 23, 2013 update, the USDA also decreased the projection of U.S. corn exports for the current marketing year by .59 billion bushels from 2011/2012.  This decrease is a result of the drought in 2012.

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

Risks Related to Government Mandates and Subsidies

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The Federal Renewal Fuels Standard (the “RFS”) requires that a certain amount of renewable fuels must be used in the United States each year.  The 2013 RFS mandate is for 15.2 billion gallons of renewable fuels.  The Environmental Protection Agency (the “EPA”) has issued proposed allocations of classes of renewable fuels, which are not yet final.   Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol and the RFS.  Any significant increase in production capacity beyond the RFS level might have an adverse impact on ethanol prices.  Additionally, the RFS mandate with respect to ethanol derived from grain could be reduced or waived entirely.  A reduction or waiver of the RFS mandate could adversely affect the prices of ethanol and our future performance.

Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. The federal Renewable Fuels Standard II, as part of the Energy Independence and Security Act, has been, and will likely continue to be, a driving factor in the growth of ethanol usage. In October 2011, the U.S. House of Representatives introduced the RFS Flexibility Act to reduce or eliminate the volumes of renewable fuel use required by RFS2 based upon corn stocks-to-use ratios.  The U.S. House of Representatives then introduced the Domestic Alternative Fuels Act of 2012 in January 2012 to modify RFS2 to include ethanol and other fuels produced from fossil fuels like coal and natural gas.  As a result of the recent drought conditions, we may see additional legislation aimed at reducing or eliminating the renewable fuel use required by RFS2.

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

In addition, many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Many in the ethanol industry believe that it will be difficult to meet the RFS requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. The RFS requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

 The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later, representing nearly two-thirds of all vehicles on the road.   The first retail sales of E15 ethanol blends in the U.S. occurred in July 2012. As of June 5, 2012, 60 fuel manufacturers were registered to sell E15.  Prior to the final approval of E15 for sale, the EPA granted partial waivers for certain motor vehicles, subject to certain conditions.  Sales of E15 may be limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, E15 may not have an immediate impact on ethanol demand in the United States.

Effective July 1, 2011, Iowa retailers are eligible for a three cent per gallon tax credit for every gallon of E15 sold.   Any reversal of the EPA waivers will likely nullify the tax credit for Iowa retailers and adversely affect the demand for E15.

In the past, the ethanol industry was impacted by the VEETC or blenders’ credit.  The blenders’ credit expired on December 31, 2011 and was not renewed.  VEETC provided a volumetric ethanol excise tax credit to $0.45 per gallon of pure ethanol and $0.38 per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline.  As a result of the expiration of VEETC, we are seeing some negative impact on the price and demand for ethanol in the market due to reduced discretionary blending of ethanol.  Discretionary blending occurs when gasoline blenders use ethanol to reduce the cost of blended gasoline.  However, we do not believe that the expiration of VEETC will have a continued material effect on ethanol demand provided gasoline prices stay high and the RFS is maintained. Recently, there have been proposals in Congress to reduce or eliminate the RFS. Management does not believe that these proposals will be adopted in the near future. However, if the RFS is reduced or eliminated now that the blenders' credit was allowed to expire, the market price and demand for ethanol will likely decrease which could negatively impact our financial performance.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures.

The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amending, the “Exchange Act”), as of December 31, 2012.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).

The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of December 31, 2012 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of December 31, 2012.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of December 31, 2012, the Company’s integrated controls over financial report were effective.

This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 1A.   Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2012.  Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6.   Exhibits

 31.1              Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1      Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2      Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML	XBRL Instance Document
101.XSD	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Database
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date: February 13, 2013	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date: February 13, 2013	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer