Form 10-Q
period 2013-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2013-05-15
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of March 31, 2013, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.

As of March 31, 2013, the Company had 8,805 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2013	September 30, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$11,930	$6,285
Restricted cash	303	302
Accounts receivable	271	268
Accounts receivable, related party	11,295	12,088
Derivative financial instruments	956	976
Inventory	15,519	12,427
Derivative financial instruments, related party	—	4,013
Prepaid expenses and other	817	394
Total current assets	41,091	36,753

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	204,598	204,597
Office and other equipment	751	751
	207,413	207,412
Accumulated depreciation	(59,298)	(53,679)
Net property and equipment	148,115	153,733

Other Assets
Financing costs, net of amortization of $3,472 and $3,202, respectively	731	1,001
Other assets	896	896
	1,627	1,897
Total Assets	$190,833	$192,383

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2013	September 30, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$1,015	$1,366
Accounts payable, related parties	6,046	3,937
Derivative financial instruments, related party	978	—
Accrued expenses	2,738	2,837
Accrued expenses, related parties	1,347	1,657
Current maturities of notes payable	30,448	20,001
Total current liabilities	42,572	29,798

Long Term Liabilities
Notes payable, less current maturities	111,856	115,023
Other long-term liabilities	450	500
Total long term liabilities	112,306	115,523

Members' Equity
Members' capital
13,139 Units issued and outstanding	76,474	76,474
Accumulated (deficit)	(40,519)	(29,412)
Total members' equity	35,955	47,062

Total Liabilities and Members' Equity	$190,833	$192,383

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Revenues	$79,197	$89,880	$153,524	$185,077
Cost of Goods Sold
Cost of goods sold-non hedging	76,839	90,795	155,126	176,612
Realized & unrealized hedging (gains) losses	1,486	(346)	2,779	(3,737)
	78,325	90,449	157,905	172,875

Gross Margin (Loss)	872	(569)	(4,381)	12,202

General and administrative expenses	931	1,017	1,988	2,330

Operating Income (Loss)	(59)	(1,586)	(6,369)	9,872

Other Income (Expense)
Interest and other income	36	58	56	70
Interest expense	(2,401)	(2,459)	(4,794)	(4,933)
	(2,365)	(2,401)	(4,738)	(4,863)

Net Income (Loss)	$(2,424)	$(3,987)	$(11,107)	$5,009

Weighted Average Units Outstanding	13,139	13,139	13,139	13,139
Net Income (loss) per unit, basic & diluted	(184.49)	(303.42)	(845.35)	381.20

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Condensed Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(11,107)	$5,009
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	5,698	5,707
Amortization	270	226
Accrued interest added to long term debt	1,941	1,717
Gain on disposal of property	18	11
(Increase) decrease in current assets:
Accounts receivable	790	5,345
Inventories	(3,092)	(296)
Prepaid expenses and other	(423)	(586)
Derivative financial instruments, related party	4,991	(1,667)
Derivative financial instruments	20	(2,313)
Decrease in other long-term liabilities	(50)	(50)
Increase (decrease) in current liabilities:
Accounts payable	1,758	648
Accrued expenses	(409)	(691)
Net cash provided by operating activities	405	13,060

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(98)	(308)
Increase in restricted cash	(1)	1
Net cash (used in) investing activities	(99)	(307)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(110)
Proceeds from notes payable	27,000	2,481
Payments on borrowings	(21,661)	(16,058)
Net cash provided by (used in) financing activities	5,339	(13,687)

Net increase (decrease) in cash and cash equivalents	5,645	(934)

CASH AND EQUIVALENTS
Beginning	6,285	11,007
Ending	$11,930	$10,073

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Use of deposit for financing fee	$—	$203

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,573	$5,750

Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Condensed Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.  The Company can operate at up to 100% of its 110 million gallon nameplate capacity. The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The balance sheet as of September 30, 2012 was derived from the Company’s audited balances as of that date. The accompanying financial statements as of and for the three and six month periods ended March 31, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2012 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of March 31, 2013, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of March 31, 2013, the Company was committed to sell 0.731 million gallons of ethanol and 52,364 tons of distillers grains and solubles.
Forward corn purchase contracts are recognized as derivatives. Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2013, the Company was committed to purchasing 2.045 million bushels of corn on a forward contract basis resulting in a total commitment of $15,400,102.  These forward contracts had a fair value of $14,422,371 at March 31, 2013. There are 5.118 million bushels in basis commitments, the price of which is at market price at time of purchase.
In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.   Although the contracts are intended to be effective economic hedges of specified risks, they are not designated as a hedge for accounting purposes and are recorded on the balance sheet at fair market value with changes in fair value recognized in current period earnings.
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options. The gains or losses on derivative instruments are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the six months ended March 31, 2013 and March 31, 2012, the Company recorded a combined realized and unrealized (gain) loss of $2,778,530 and ($3,737,067), respectively, as a component of cost of goods sold. During the six months ended March 31, 2013 and 2012, the Company did not record any gain (loss) on ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2013 and September 30, 2012 are as follows:

	Balance Sheet Classification	March 31, 2013	September 30, 2012
Futures and option contracts
In gain position		$682,175	$806,710
In loss position		(63,263)	(1,668,970)
Cash held by broker		337,382	1,838,048
	Current asset	956,294	975,788

Forward contracts, corn, related party	Current asset	—	4,013,005

Forward contracts, corn, related party	Current (Liability)	$(977,731)	$—

Net futures and options contracts		$(21,437)	$979,801

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended March 31, 2013 and 2012 consist of the following:

	Statement of Operations Classification	March 31, 2013	March 31, 2012
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$2,109,287	$870,324
Futures and option contracts	Cost of Goods Sold	$(624,023)	(1,216,751)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the six months ended March 31, 2013 and 2012 consist of the following:

	Statement of Operations Classification	March 31, 2013	March 31, 2012
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$4,709,032	$(1,372,202)
Futures and option contracts	Cost of Goods Sold	$(1,930,502)	$(2,364,865)

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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. In accordance with Company policies, management found no event to have occurred that would trigger an evaluation of the plant for possible impairment on future cash flows from operations  as of March 31, 2013
Net income (loss) per unit
Net income (loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, restricted cash, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments. The fair value of financial instruments are valued under Level 2 inputs except for derivative financial instruments which are valued as disclosed in Note 6. The Company believes it is not practical to estimate the fair value of debt due to the lack of comparable available credit facilities.

Note 3:  Inventory
Inventory is comprised of the following at:

	March 31, 2013	September 30, 2012
	(000's)	(000's)
Raw Materials - corn	$4,536	$2,731
Supplies and Chemicals	2,698	2,661
Work in Process	3,201	3,225
Finished Goods	5,084	3,810
Total	$15,519	$12,427

Note 4:   Members’ Equity
At March 31, 2013 outstanding member units were:

A Units	8,805
B Units	3,334
C Units	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holders as a group have the right to elect one member of the Board of Directors (the “Board”).  The Series B unit holders as a group have the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units. Based on this calculation, the Series B unit holders currently have the right to elect two Board members.  Series A unit holders as a group have the right to elect the remaining number of Directors not elected by the Series C and B unit holders.

Note 5:   Revolving Loan/Credit Agreements
AgStar
The Company entered into a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000. On March 29, 2013, the Company and AgStar entered into an amendment to the Credit Agreement to extent the term of the revolving working capital term facility through October 31, 2013 and eliminate the tangible net worth covenant; however the available credit under such revolving facility was reduced to $13,214,000. Borrowings under the loan initially accrue interest at a variable interest rate based on LIBOR plus 4.45% for each advance under the Credit Agreement.   On September 1, 2011, the Company elected to convert 50% of the term note into a fixed rate loan at the lender’s bonds rate plus 4.45%, with a 6% floor (the rate was a fixed 6% at March 31, 2013).  The portion of the term loan not fixed and the term revolving line of credit accrue interest equal to LIBOR plus 4.45%, with a 6% floor.
The Credit Agreement requires compliance with certain financial and non-financial covenants.  As of March 31, 2013, the Company was in compliance with all required covenants. Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility of $101,000,000 requires monthly principal payments.  The loan is amortized over 114 months and matures five years after the conversion date, on August 1, 2014.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.
Under the terms of the Credit Agreement, as amended on March 29, 2013, the Company may draw a maximum $13,214,300 or 75 percent of eligible accounts receivable and eligible inventory on the revolving working capital term facility.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of March 31, 2013. The revolving working capital term facility matures on October 31, 2013. There is $3,214,000 available under this loan as of March 31, 2013.
As of March 31, 2013 and September 30, 2012, the outstanding balance under the Credit Agreement was $83,979,706 and $84,866,648, respectively.  In addition to all the other payments due under the Credit Agreement, the Company must pay an annual amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  No Excess Cash Flow payment is due at March 31, 2013.
The Company is in compliance with all financial covenants under the Credit Agreement as of March 31, 2013. However, in the event that the market continues to experience significant price volatility and negative crush margins near the current levels or in excess of current levels, it may be difficult to comply with the financial covenants. The banks’ response to non-compliance is unknown at this time. The Company may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in production levels, or negotiating short-term concessions from lenders.
Bunge
Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, extended credit to the Company under a subordinated convertible term note, originally dated August 26, 2009 which was assigned by Holdings to Bunge effective September 28, 2012 (the “Bunge Note”). The Bunge Note is due on August 31, 2014 and repayment is subordinated to the Credit Agreement. The Bunge Note is convertible into Series U Units, at the option of Bunge, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5% over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  The balance, as of March 31, 2013 and September 30, 2012, was $35,349,149 and$33,922,334, respectively, under the Bunge Note.  There was $461,607 and $473,162 of accrued interest (included in accrued expenses, related parties) due to Bunge as of March 31, 2013 and September 30, 2012, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st each year.
The Company entered into a revolving note with Holdings dated August 26, 2009, providing for a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Note”) which was assigned to Bunge effective September 28, 2012. Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. The balance under the Bunge Revolving Note, as of March 31, 2013 and September 30, 2012, was $10,000,000 and $3,750,000, respectively.
ICM
On June 17, 2010, ICM, Inc. (“ICM”) entered into a subordinated convertible term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of March 31, 2013 and September 30, 2012, the accrued interest due (included in accrued expense, related party) to ICM was $159,097 and $163,068, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st  each year.
Notes payable consists of the following:

	March 31, 2013	September 30, 2012
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 26, 2016 on the non-forgivable portion.	$235,000	$250,000
Convertible Notes payable to unit holders, bearing interest at LIBOR plus 7.50 to 10.5% (7.97% at March 31, 2013); maturity on August 31, 2014.	553,805	531,508
Note payable to affiliate Bunge, N.A., bearing interest at LIBOR plus 7.50 to 10.5% (7.97% at March 31, 2013); maturity on August 31, 2014.	35,349,149	33,922,334
Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50 to 10.5% (7.97% at March 31, 2013); maturity on August 31, 2014.	12,183,404	11,691,666
Term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at March 31, 2013); maturity on August 1, 2014.	31,025,053	33,745,859
Term facility payable to AgStar bearing interest at a fixed 6%; maturity on August 1, 2014.	32,954,653	35,245,790
Term revolver payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at March 31, 2013); maturity on August 1, 2014.	10,000,000	10,000,000
$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at March 31, 2013), matured March 29, 2013.	—	5,875,000
$13.214 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at March 31, 2013), maturing October 31, 2013.	10,000,000	—
Capital leases payable to AgStar bearing interest at 3.088% maturing May 15, 2013.	3,088	12,256
Revolving line of credit payable to Bunge, bearing interest at LIBOR plus 7.50 to 10.5% with a floor of 3.00% (7.70% at March 31, 2013).	10,000,000	3,750,000
	142,304,152	135,024,413
Less Current Maturities	(30,448,079)	(20,001,369)
Total Long Term Debt	111,856,073	115,023,044

The approximate aggregate maturities of notes payable as of March 31 are as follows:

2014	30,448,079

2015	111,681,073

2016	175,000

Total	142,304,152

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
The following table summarizes financial liabilities measured at fair value on a recurring basis as of March 31, 2013 and September 30, 2012, categorized by the level of the valuation inputs within the fair value hierarchy:

	March 31, 2013
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$682,175	$—	$—

Liabilities:
Derivative financial instruments	63,263	977,731	—

	September 30, 2012
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$806,710	$4,013,005	$—

Liabilities:
Derivative financial instruments	1,668,970	—	—

Note 7:   Related Party Transactions and Major Customer
Bunge
On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Company, Bunge purchased the only Series B Units under an arrangement whereby the Company would (i) enter into various agreements with Bunge or its affiliates (discussed below) for management, marketing and other services, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Company’s Third Amended and Restated Operating Agreement (the “Operating Agreement”), the Company may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change its status from one which is managed by managers, or vise versa, (v) repurchase or redeem any Series B Units, (vi) take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of the Company’s Units or to a transferee which is a direct competitor of Bunge.
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The Ethanol Agreement runs through August 31, 2014 and will automatically renew for successive three-year terms thereafter unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $320,195 and  $380,406 during the three months ended March 31, 2013 and 2012, respectively, and $622,513 and $993,279 during the six months ended March 31, 2013 and 2012, respectively. under the Ethanol Agreement. Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The Risk Management Services Agreement has an initial term of three years and automatically renews for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under the Risk Management Services Agreement for the three months ended March 31, 2013 and 2012 were $75,000 and for the six months ended March 31, 2013 and 2012 were $150,000.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended March 31, 2013 and 2012 were $1,083,201 and $1,215,534, respectively. For the six months ended March 31, 2013 and 2012, expenses were $2,196,499 and $2,431,724, respectively. The Company has a sublease agreement for 100 hopper cars that are leased back to Bunge that expires on September 14, 2013.  As the sublease rate is less than the original lease rate, a loss was recorded at inception of the sublease and is being accreted to rent expense over the life of the sublease.
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
Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.   Expenses under this agreement for the three months ended March 31, 2013 and 2012 were $577,402 and $550,085, respectively. Expenses for the six months ended March 31, 2013 and 2012 were $1,095,071 and $1,033,597, respectively.
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

The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge.   Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate our ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is 10 years, subject to earlier termination upon specified events. Expenses under this agreement for the three months ended March 31, 2013 and 2012 were $275,306 and $344,216, respectively. For the six months ended March 31, 2013 and 2012, expenses were $531,759 and $681,735, respectively.
On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended March 31, 2013 and 2012 were $34,728 and $51,496, respectively. For the six months ended March 31, 2013 and 2012, expenses were $78,799 and $93,573, respectively.

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
On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter oil separation system (the “Tricanter Equipment”). In addition, ICM installed the equipment at the Company’s ethanol plant in Council Bluffs, Iowa. As of March 31, 2013, the Company had paid $2,796,142 under the Tricanter Agreement with no amounts remaining due.
The Company and ICM have also entered into convertible term note.  See Note 5 Revolving Loan/Credit Agreements for the terms of this financing arrangement.

Note 8: Major Customers
The Company is party to the Ethanol, Supply, and Corn Oil Agency Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, syrup, and corn oil produced by the Company. Revenues with this customer were $77,521,086 and $87,517,448 for the three months ended March 31, 2013 and 2012, respectively. Revenues with this customer were $149,731,474 and $180,402,009 for the six months ended March 31, 2013 and 2012, respectively.

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

Overview, Status and Recent Developments
The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 110 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, corn oil and corn syrup in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

One of the by-products of ethanol production is CO2. Effective April 2, 2013, the Company and an unaffiliated party, EPCO Carbon Dioxide Products, Inc., an Illinois corporation ("EPCO”), entered into a Carbon Dioxide Purchase and Sale Agreement (the “EPCO Agreement”) pursuant to which the Company has agreed to supply, and EPCO has agreed to purchase, a portion of raw CO2 gas produced by the Company’s ethanol plant which meets certain specifications. EPCO will lease a portion of the Company’s property under a separate written lease, on which EPCO will construct a carbon dioxide liquefaction plant (the “EPCO Plant”). EPCO will use the EPCO Plant for the sole purpose of producing, marketing and selling food grade CO2 from the raw CO2 that EPCO purchases from the Company. Upon completion of the EPCO Plant and production thereunder the Company anticipates it will report sales of CO2.

Industry Factors Affecting our Results of Operations

During the three months ended March 31, 2013, the ethanol industry continued to experience compressed ethanol margins as a result of a combination of factors, including the following:

•
Corn prices increased substantially during the year ended September 30, 2012 ("Fiscal 2012") and traded at all-time highs during the fourth quarter of Fiscal 2012. Prices receded slightly in the first calendar year quarter but still remain high. For the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the price per bushel paid was $7.36 and $6.46, respectively.

•
The U.S. Department of Agriculture forecasts a decrease in ethanol production as a result of lower ethanol demand. According to Energy Information Administration ("EIA"), industry average weekly production decreased 8.4% for the twelve months ended April 12, 2013 compared to the similar time period last year. Average production for the twelve weeks ended April 12, 2013 was 808 thousand barrels per day compared to 818 thousand barrels per day for the previous twelve weeks from October 25, 2012 to January 11, 2013, a 1.8% decrease.

•	Reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel efficient vehicles.

•
Increased imports of ethanol from foreign producers, principally Brazil which represented 70%, for the twelve months ended January 31, 2013, shipments received in U.S. ports, according to the Renewable Fuels Association.

The combination of these factors continued to cause ethanol margins to be compressed in the three months ended March 31, 2013 compared to the levels during the three months ended March 31, 2012. In response to the compressed margin environment, according to the EIA, as an industry, ethanol producers reduced production rates from 82,355 thousand barrels for the thirteen weeks ended April 13, 2012 to 73,645 thousand barrels for the thirteen weeks ended April 12, 2013, representing a 10.6% decrease.  Although it appears that the margin environment in the third quarter of the year ended September 30, 2013 ("Fiscal 2013") might improve, it is likely that the margin environment will continue to be affected by these factors as well throughout Fiscal 2013.  We believe that U.S. ethanol production levels will continue to adjust to ethanol and corn supply and demand factors. However, extended periods of depressed ethanol margins have adversely affected our operating results in the six months ended March 31, 2013. Overall, the 2012 drought created a shortage in the corn supply and caused many ethanol producers to either stop or decrease ethanol production. This shortage will continue until the new 2013 crop is harvested. Corn supply in 2013 will depend on no lingering effects of the 2012 drought, impact of moisture on the ability of corn producers to plant, and the number of corn acres planted.
Because of the many environmental factors, principal that affected our results of operations, production was decreased substantially in the first quarter of Fiscal 2013 and only slightly increased back toward capacity in the second quarter of Fiscal 2013. As a result of management's decision to mitigate the environmental factors' impact on operations, the loss for the three months ended March 31, 2013 was $2.4 million compared to a larger loss of $4.0 million for the three months ended March 31, 2012.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2013 and 2012.

	For the three months ended			For the three months ended
	March 31, 2013			March 31, 2012
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	79,197	100.0%	$3.21	89,880	100.0%	$2.75
Cost of Good Sold
Material Costs	64,745	81.8%	2.63	74,561	83.0%	2.29
Variable Production Exp	7,853	9.9%	0.32	9,820	10.9%	0.29
Fixed Production Exp	5,727	7.2%	0.23	6,068	6.8%	0.19
Gross Margin (loss)	872	1.1%	0.03	(569)	(0.7)%	(0.02)
General and Administrative Expenses	931	1.2%	0.04	1,017	1.1%	0.03
Other Expenses	2,365	3.0%	0.10	2,401	2.7%	0.07
Net (Loss)	(2,424)	(3.1)%	$(0.11)	(3,987)	(4.5)%	$(0.12)

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2013 and 2012.

	For the six months ended			For the six months ended
	March 31, 2013			March 31, 2012
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	153,524	100.0%	$3.12	185,077	100.0%	$2.91
Cost of Good Sold
Material Costs	130,654	85.1%	2.65	141,207	76.3%	2.23
Variable Production Exp	16,028	10.4%	0.33	19,925	10.8%	0.31
Fixed Production Exp	11,223	7.3%	0.23	11,743	6.3%	0.18
Gross Margin (loss)	(4,381)	(2.8)%	(0.09)	12,202	6.6%	0.19
General and Administrative Expenses	1,988	1.3%	0.04	2,330	1.3%	0.04
Other Expenses	4,738	3.1%	0.10	4,863	2.6%	0.08
Net Income (Loss)	(11,107)	(7.2)%	$(0.23)	5,009	2.7%	$0.07

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. We experienced a similar crush margin compression as the whole industry in the first quarter. In response to this crush margin compression, production was decreased in the first and second fiscal quarters. Crush margins started to decompress during the second quarter and as a result, production was increased back toward normal levels. The revenue decrease from the three months ended March 31, 2012 to the three months ended March 31, 2013 was due to an approximately 8.1 million gallon decrease in ethanol sold. This was partially offset by an increase in the average price per gallon of ethanol by approximately $0.23 per gallon. The combined dried distillers grains with solubles, wet distillers grain with solubles and corn syrup average price increased from approximately $160 to $188 per ton which partially offset a 10,163 decrease in tons produced between the two quarters.   Corn oil revenue was about 2.5% of our total revenue for both the six months ended March 31, 2013 and 2012, respectively. For the six months ending March 31, 2013 compared to the six months ending March 31, 2012, revenues decreased as a result of production being decreased. Ethanol sold decreased about 14,381,000 gallons. Dry Distillers Grains, Wet Distillers Grain, and Corn Syrup sales decreased by about 30,532 tons.

	For the three months ended			For the three months ended
	March 31, 2013			March 31, 2012
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	24,653,572	72.96%	$2.34	32,742,534	76.95%	$2.11
Dry Distiller's Grains	56,437	18.73%	$262.87	79,454	17.23%	$194.89
Wet Distiller's Grains	37,642	5.10%	$107.24	28,208	2.75%	$85.72
Syrup	10,253	0.97%	$74.71	6,833	0.44%	$58.32
Corn Oil	2,464	2.24%	$720.46	3,433	2.63%	$688.18

	For the six months ended			For the six months ended
	March 31, 2013			March 31, 2012
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	49,234,021	73.44%	$2.29	63,615,819	78.76%	$2.29
Dry Distiller's Grains	106,479	18.13%	$261.37	149,830	15.88%	$196.18
Wet Distiller's Grains	67,382	5.05%	$115.08	51,540	2.37%	$85.16
Syrup	15,465	0.80%	$79.32	18,488	0.46%	$45.70
Corn Oil	5,413	2.58%	$732.01	6,238	2.53%	$749.38

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 99% and 101% for the three months ended March 31, 2013 and 2012, respectively.  For the six months ended March 31, 2013 and 2012, our cost of goods sold as a percent of revenue was about 103% and 93%, respectively. Our two primary costs of producing ethanol and distillers grains are corn and energy, with natural gas as our primary energy source and to a lesser extent, steam during the three months ended March 31, 2013.  Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam but we can change between steam and natural gas.  Given the lower prices for natural gas,  we operated largely on natural gas during the three months ended March 31, 2013 and during Fiscal 2012. However, under the Fifth Amendment to our Steam Service Contract dated March 13, 2013, we amended our existing steam contract to commit to using steam for substantially all of our needs when it is available, at a discount to the price of natural gas.  If the natural gas price is higher than the contracted steam price, which is based on an energy index which includes coal costs and other factors, we will pay the contacted steam price.

Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.  We ground 8.9 and 17.5 million bushels of corn at an average price of $7.34 and $7.38 per bushel during the three and six months ended March 31, 2013, respectively. That compares to 11.4 and 22.4 million bushels at an average corn price of $6.46 and $6.26 per bushel during the three and six months ended March 31, 2012, respectively.  Our average steam and natural gas energy cost was $4.22 and $4.27 per MMBTU for the three and six months ended March 31, 2013, respectively, compared to a $3.86 and $4.24 per MMBTU for the three and six months ended March 31, 2012, respectively
Realized and unrealized loses related to our derivatives and hedging related to corn resulted in an increase of approximately$1,485,000 and $2,779,000 in our cost of goods sold for the three and six months ended March 31, 2013, respectively, compared to a decrease of $346,000 and $3,737,000 in our cost of goods sold for the three and six months ended March 31, 2012, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a decrease when comparing the three and six months ended March 31, 2013 and 2012 due to the production decrease.  Fixed production expenses showed a slight decrease also when comparing the three and six months ended March 31, 2013 and 2012.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.2% and 1.1% for both of the three months ended March 31, 2013 and 2012 and was 1.3% for both the six month ended March 31, 2013 and 2012.  Operating expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the six months ended March 31, 2013 were approximately $1,988,000, compared to approximately $2,330,000 for the six month ended March 31, 2012.  The decrease in general and administrative expenses from the six months ended March 31, 2012 to March 31, 2013 is due to a decrease in insurance and a reduction in administrative payroll.  We expect our operating expenses to remain flat to slightly decreasing during the remainder of Fiscal 2013.
Other (Expense)

Our other expenses, primarily interest, for the three and six months ended both March 31, 2013 were approximately 3.0% and 3.1% of revenue compared to 2.7% and 2.6% of revenue for the three and six months ended March 31, 2012, respectively.   This increase in the six month comparison was a result of revenues decreasing. Expenses actually decreased slightly from about $4,863,000 for the six months ended March 31, 2012 to $4,738,000 for the six months ended March 31, 2013.

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
Adjusted EBITDA to net income (loss) for the three months ended March 31, 2013 and March 31, 2012

	For the three months	For the three months
	March 31, 2013	March 31, 2012
	Amounts	Amounts
	in 000's	in 000's
EBITDA
Net (Loss)	(2,424)	(3,987)
Interest Expense, interest income, and other income	2,229	2,280
Depreciation & Amortization	2,984	2,975
EBITDA	2,789	1,268

Unrealized Hedging (gain) loss	1,383	(301)

Adjusted EBITDA	4,172	967

Adjusted EBITDA per unit	317.52	73.60
Adjusted EBITDA to net income (loss) for the six months ended March 31, 2013 and March 31, 2012

	For the six months	For the six months
	March 31, 2013	March 31, 2012
	Amounts	Amounts
	in 000's	in 000's
EBITDA
Net Income (Loss)	(11,107)	5,009
Interest Expense, interest income, and other income	4,468	4,637
Depreciation & Amortization	5,968	5,933
EBITDA (Loss)	(671)	15,579

Unrealized Hedging (gain) loss	3,450	(4,704)

Adjusted EBITDA (Loss)	2,779	10,875

Adjusted EBITDA (Loss) per unit	211.51	827.69

Liquidity and Capital Resources
We are party to Credit Agreement, as amended with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar) in the original maximum principal amount of $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a $10,000,000 term revolving loan and a $13,214,300 working capital revolving line of credit. The parties amended the Credit Agreement on March 29, 2013 and the amendment reduced the available credit under the revolving working capital term facility from $15,000,000 to $13,214,000. As of March 29, 2013, we had an outstanding balance of $83,979,706 under our Credit Agreement.  Under the terms of our Credit Agreement, we must pay an annual amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties. Under our Credit Agreement, the borrowing base is defined as, “at any time, the lesser of: (i) $13,214,300, or (ii) the sum of:  (A) seventy-five percent (75%) of our eligible accounts receivable, plus (B) seventy-five percent (75%) of our eligible inventory.  In addition to compliance with the borrowing base, we are subject to various affirmative and negative covenants under the Credit Agreement.  We were in compliance with all financial covenants under our Credit Agreement as of March 31, 2013. However, in the event that the market continues to experience significant price volatility and negative crush margins near the current levels or in excess of current levels, it may be difficult to comply with our financial covenants. The banks’ response to non-compliance is unknown at this point. We may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, or negotiating short-term concessions from our lenders.
Under our $13,214,000 revolving line of credit with the Lenders (the “Revolving LOC”), we had $10,000,000 outstanding as of March 31, 2013 and $5,875,000 outstanding as of September 30, 2012 under the $15,000,000 revolving line of credit, with an additional $3,214,000 and $9,125,000 available at March 31, 2013 and September 30, 2012, respectively.
We entered into a revolving note with Bunge N.A. Holdings, Inc. (“Holdings”) dated August 26, 2009 (which Holdings assigned to Bunge effective September 28, 2012 (the “Bunge Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, we may make payments on the Bunge Revolving Note so long as we are in compliance with our borrowing base covenant and there is not a payment default under the Credit Agreement. As of March 31, 2013 and September 30, 2012, the balance outstanding was $10,000,000 and $3,750,000, respectively, under the Bunge Revolving Note.   Under the Bunge Revolving Note, we made certain standard representations and warranties.
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
While the prices of our primary input (corn) and our principal products (ethanol and distillers grains) are expected to continue to be volatile in the second quarter of Fiscal 2013, given the relative prices of these commodities and the operation of our risk management program in the quarter, we believe operating margins will improve from the first quarter but still be weak in the second quarter of Fiscal 2013.  We expect that in the last two quarters of Fiscal 2013 our margins will improve due to an increase in yield per gallon, and improved crush margins.

Primary Working Capital Needs
Cash provided by operations for the six months ended March 31, 2013 and March 31, 2012, respectively, was $405,000 and $13,060,000, respectively.  This change is a result of increased corn and ethanol prices and decreased production.  For the six months ended March 31, 2013 and March 31, 2012, net cash provided by (used in) investing activities was  ($99,000) and  ($307,000), respectively, primarily for fixed asset additions.  For the six months ended March 31, 2013 and March 31, 2012, net cash provided by (used in) financing activities was $5,339,000 and ($13,687,000), respectively.  During the six months ended March 31, 2013, pursuant to contractual terms, we made principal payments on our term debt in the amount of $5,011,933 which was offset by additional borrowing of our lines of credit.
During the third quarter of Fiscal 2013, we estimate that we will require approximately $72,300,000 for our primary input of corn and $3,009,000 for our energy sources of steam and natural gas.  We currently have approximately $3,214,000 available under our current revolving lines of credit to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.
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
In the past, ethanol prices have tended to track with the wholesale price of gasoline. Ethanol prices can vary from state to state at any given time.  As of April 22, 2013 according to the Chicago Board of Trade (“CBOT”), the average U.S. ethanol price was $2.46 per gallon.  For the same time period, the average U.S. wholesale gasoline price was $2.76 per gallon or approximately $0.30 per gallon above ethanol prices.
According to the EIA, as an industry, ethanol producers started to increase their average weekly production levels from 807 thousand barrels per day as of December 28, 2012 to 859 thousand barrels per day as of March 31, 2013 representing a 6% increase. Despite this increase, there is no guarantee that ethanol producers will continue to increase production, in fact, ethanol producers may actually reduce production until ethanol supply and demand returns to normal market levels.  Reduced production resulting from temporary plant shutdowns and decreased production levels may cause ethanol prices to increase and provide better margins in Fiscal 2013.
The price of corn was volatile during calendar year 2012; reaching all-time highs in excess of $8.00 per bushel. Corn prices have slightly receded in response to the moisture conditions in the Midwestern region of the U.S. It is also estimated that a record number of acres will be planted with corn this year. Both conditions are contributing to the decreases in the price of corn. As of April 22, 2013, the Chicago Mercantile Exchange (“CME”) near-month corn price for May, 2013 was $6.46; for July 2013 it was at $6.23 and for September 2013 it was $5.55. However, the price of corn may increase as a result of market factors, Increasing corn prices will negatively affect our costs of production.
However, higher corn prices may, depending on the prices of alternative crops, encourage farmers to plant more acres of corn in the coming years and possibly divert land in the Conservation Reserve Program to corn production. We believe an increase in land devoted to corn production could reduce the price of corn to some extent in the future.
As of April 22, 2013, the USDA has held steady on its forecast of the amount of corn to be used for ethanol production during the current marketing year (2012/2013) to a total of 4.5 billion bushels. The forecast is approximately 500 million bushels less than used last year (2011/2012).  In the April 22, 2013 update, the USDA increased the projection of U.S. corn exports for the current marketing year by .74 billion bushels from estimates three months ago.
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would, if qualified to do so, if qualified to do so, match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in the current period (commonly referred to as the “mark to market” method). The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, our hedging strategies may cause immediate adverse effects, but are expected to produce long-term positive impact.
In the event we do not have sufficient working capital to enter into hedging strategies to manage our commodities price risk, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.
Risks Related to Government Mandates and Subsidies
The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. The federal Renewable Fuels Standard II ("RFS2"), as part of the Energy Independence and Security Act, has been, and will likely continue to be, a driving factor in the growth of ethanol usage. In October 2011, the U.S. House of Representatives introduced the RFS Flexibility Act to reduce or eliminate the volumes of renewable fuel use required by RFS2 based upon corn stocks-to-use ratios.  The U.S. House of Representatives then introduced the Domestic Alternative Fuels Act of 2012 in January 2012 to modify RFS2 to include ethanol and other fuels produced from fossil fuels like coal and natural gas.   The 2013 RFS mandate is for 16.55 billion gallons of renewable fuels of which corn based ethanol is expected to satisfy approximately 13.8 billion gallons. As a result of the recent drought conditions, we may see additional legislation aimed at reducing or eliminating renewable fuel use required by RFS2.
The Environmental Protection Agency (the “EPA”) has issued proposed allocations of classes of renewable fuels, many of which are not yet final. Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, a region, or the U.S. We believe that any reversal or waiver in federal policy on the RFS2 could have a significant impact on the ethanol industry.
In April, 2012, the EPA approved the first applications for ethanol to be used to make E15. As E15 gains acceptance in the marketplace, we anticipate the demand for ethanol to increase, however such increase is not anticipated in the immediate near future. Future demand will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol and the RFS2.  Any significant increase in production capacity beyond the RFS2 level might have an adverse impact on ethanol prices.  Additionally, the RFS2 mandate with respect to ethanol derived from grain could be reduced or waived entirely.  A reduction or waiver of the RFS2 mandate could adversely affect the prices of ethanol and our future performance.

In August 2012, governors from eight states filed formal requests with the EPA to waive the RFS2 requirements based on drought conditions. On November 16, 2012, the EPA denied the waiver request.  Although the EPA denied this waiver request, we cannot guarantee that if future waiver requests are filed that the EPA will deny such requests.  However, our operations could be adversely impacted if such a waiver is ever granted.

In addition, many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Many in the ethanol industry believe that it will be difficult to meet the RFS2 requirement in future years without an increase in the percentage of ethanol that can be blended with gasoline for use in standard (non-flex fuel) vehicles. Most ethanol that is used in the United States is sold in a blend called E10. E10 is a blend of 10% ethanol and 90% gasoline. E10 is approved for use in all standard vehicles. Estimates indicate that gasoline demand in the United States is approximately 134 billion gallons per year. Assuming that all gasoline in the United States is blended at a rate of 10% ethanol and 90% gasoline, the maximum demand for ethanol is 13.4 billion gallons per year. This is commonly referred to as the “blend wall,” which represents a theoretical limit where more ethanol cannot be blended into the national gasoline pool. This is a theoretical limit because it is believed that it would not be possible to blend ethanol into every gallon of gasoline that is being used in the United States and it discounts the possibility of additional ethanol used in higher percentage blends such as E85 used in flex fuel vehicles. The RFS2 requires that 36 billion gallons of renewable fuels must be used each year by 2022, which equates to approximately 27% renewable fuels used per gallon of gasoline sold. In order to meet the RFS2 mandate and expand demand for ethanol, management believes higher percentage blends of ethanol must be utilized in standard vehicles.

The EPA has approved the use of E15, gasoline which is blended at a rate of 15% ethanol and 85% gasoline, in vehicles manufactured in the model year 2001 and later, representing nearly two-thirds of all vehicles on the road.   The first retail sales of E15 ethanol blends in the U.S. occurred in July 2012. According to the EPA, as of March 19, 2013, 76 fuel manufacturers were registered to sell E15.  Prior to the final approval of E15 for sale, the EPA granted partial waivers for certain motor vehicles, subject to certain conditions.  Sales of E15 may be limited because (i) it is not approved for use in all vehicles, (ii) the EPA requires a label that management believes may discourage consumers from using E15, and (iii) retailers may choose not to sell E15 due to concerns regarding liability. In addition, different gasoline blendstocks may be required at certain times of the year in order to use E15 due to federal regulations related to fuel evaporative emissions. This may prevent E15 from being used during certain times of the year in various states. As a result, E15 may not have an immediate impact on ethanol demand in the United States.

On July 1, 2011, Iowa retailers became eligible for a three cent per gallon tax credit for every gallon of E15 sold.   Any reversal of the EPA waivers may nullify the tax credit for Iowa retailers and adversely affect the demand for E15.

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
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amending, the “Exchange Act”), as of March 31, 2013.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of March 31, 2013 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of March 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of March 31, 2013, the Company’s integrated controls over financial report were effective.
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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6.   Exhibits

10.1*
Fifth Amendment to Steam Service Contract by and between the Company and MidAmerica Energy Company dated March 13, 2013. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 19, 2013).

10.2
Fifth Amendment to Amended and Restated Credit Agreement effective March 29, 2013 by and among the Company and AgStar Financial Services, PCA and other commercial, banking or financial institutions identified therein. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 4, 2013).

10.3**
Carbon Dioxide Purchase and Sale Agreement effective April 2, 2013 by and between the Company and EPCO Carbon Dioxide Products, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 11, 2013).

10.4
Non-Exclusive CO2 Facility Site Lease Agreement effective April 2, 2013 by and between the Company and EPCO Carbon Dioxide Products, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on April 11, 2013).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML^	XBRL Instance Document

101.XSD^	XBRL Taxonomy Schema

101.CAL^	XBRL Taxonomy Calculation Database

101.LAB^	XBRL Taxonomy Label Linkbase

101.PRE^	XBRL Taxonomy Presentation Linkbase

*
Material has been omitted from this exhibit pursuant to a grant of confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission and confidential treatment granted on April 9, 2013.

**
 Material has been omitted from this exhibit pursuant to a grant of confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934 and such material has been filed separately with the Securities and Exchange Commission and confidential treatment granted on April 22, 2013.

***
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

^	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 15, 2013	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	May 15, 2013	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer