Form 10-Q
period 2013-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2013-08-14
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2013, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.

As of June 30, 2013, the Company had 8,805 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2013	September 30, 2012
	(Unaudited)
Current Assets
Cash and cash equivalents	$9,732	$6,285
Restricted cash	303	302
Accounts receivable	333	268
Accounts receivable, related party	10,724	12,088
Derivative financial instruments	1,789	976
Inventory	17,748	12,427
Derivative financial instruments, related party	—	4,013
Prepaid expenses and other	678	394
Total current assets	41,307	36,753

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	204,952	204,597
Office and other equipment	751	751
	207,767	207,412
Accumulated depreciation	(62,146)	(53,679)
Net property and equipment	145,621	153,733

Other Assets
Financing costs, net of amortization of $3,607 and $3,202, respectively	596	1,001
Other assets	896	896
	1,492	1,897
Total Assets	$188,420	$192,383

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2013	September 30, 2012
	(Unaudited)
Current Liabilities
Accounts payable	$1,343	$1,366
Accounts payable, related parties	6,705	3,937
Derivative financial instruments, related party	1,671	—
Accrued expenses	2,287	2,837
Accrued expenses, related parties	2,283	1,657
Current maturities of notes payable	27,076	20,001
Total current liabilities	41,365	29,798

Long Term Liabilities
Notes payable, less current maturities	109,174	115,023
Other long-term liabilities	425	500
Total long term liabilities	109,599	115,523

Members' Equity
Members' capital
13,139 Units issued and outstanding	76,474	76,474
Accumulated (deficit)	(39,018)	(29,412)
Total members' equity	37,456	47,062

Total Liabilities and Members' Equity	$188,420	$192,383

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income (loss) per unit)

(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$94,472	$79,820	$247,996	$264,897
Cost of Goods Sold
Cost of goods sold-non hedging	92,069	81,065	247,195	257,677
Realized & unrealized hedging (gains) losses	(2,336)	(538)	443	(4,275)
	89,733	80,527	247,638	253,402

Gross Margin (Loss)	4,739	(707)	358	11,495

General and administrative expenses	942	1,048	2,930	3,378

Operating Income (Loss)	3,797	(1,755)	(2,572)	8,117

Other Income (Expense)
Interest and other income	20	11	76	81
Interest expense	(2,316)	(2,409)	(7,110)	(7,342)
	(2,296)	(2,398)	(7,034)	(7,261)

Net Income (Loss)	$1,501	$(4,153)	$(9,606)	$856

Weighted average units outstanding - basic	13,139	13,139	13,139	13,139
Weighted average units outstanding - diluted	29,375	13,139	13,139	13,139
Income (loss) per unit - basic	$114.24	$(316.09)	$(731.11)	$65.15
Income (loss) per unit - diluted	$83.71	$(316.09)	$(731.11)	$65.15

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Condensed Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,606)	$856
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	8,546	8,566
Amortization	405	351
Accrued interest added to long term debt	1,952	1,717
(Gain) loss on disposal of property	18	11
(Increase) decrease in current assets:
Accounts receivable	1,299	7,430
Inventories	(5,321)	(1,150)
Prepaid expenses and other	(284)	(502)
Derivative financial instruments, related party	5,684	(3,188)
Derivative financial instruments	(813)	(462)
Decrease in other long-term liabilities	(75)	(75)
Increase (decrease) in current liabilities:
Accounts payable	2,745	(92)
Accrued expenses	76	(1,115)
Net cash provided by operating activities	4,626	12,347

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(452)	(709)
Proceeds from Sale of Assets	—	1
Increase in restricted cash	(1)	(61)
Net cash (used in) investing activities	(453)	(769)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(120)
Dividends paid to members	—	(1,000)
Proceeds from notes payable	74,900	9,756
Payments on borrowings	(75,626)	(22,983)
Net cash (used in) financing activities	(726)	(14,347)

Net increase (decrease) in cash and cash equivalents	3,447	(2,769)

CASH AND EQUIVALENTS
Beginning	6,285	11,007
Ending	$9,732	$8,238

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Use of deposit for financing fee	$—	$203
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$3,855	$6,684
Notes to Condensed Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Condensed Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.  The Company can operate at up to 118% of its 110 million gallon nameplate capacity. The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The balance sheet as of September 30, 2012 was derived from the Company’s audited balances as of that date. The accompanying financial statements as of and for the three and nine month periods ended June 30, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2012 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup, dried distillers grains, and modified wet distillers grains with solubles (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. Corn oil is sold through a corn oil agreement (the “Corn Oil Agency Agreement”) with Bunge based on market prices.   Marketing fees, agency fees, and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of June 30, 2013 and September 30, 2012, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company’s operations and cash flows are subject to fluctuations due to changes in commodity prices.  The Company is subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  Exposure to commodity price risk results from the Company’s dependence on corn in the ethanol production process.  In general, rising corn prices can result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to customers.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.
To minimize the risk and the volatility of commodity prices, primarily related to corn and ethanol, the Company uses various derivative instruments, including forward corn, ethanol and distillers grains purchase and sales contracts, over-the-counter and exchange-trade futures and option contracts.  From time to time, when market conditions are appropriate and the Company has sufficient working capital available, the Company will enter into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  The Company uses cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of June 30, 2013, the Company was committed to sell 3,726.5 gallons of ethanol and 66,698 tons of distillers grains and solubles.
Forward corn purchase contracts are recognized as derivatives. Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2013, the Company was committed to purchasing 3.886 million bushels of corn on a forward contract basis resulting in a total commitment of $21,354,883.  These forward contracts had a fair value of $19,683,660 at June 30, 2013. There are 0.025 million bushels in basis commitments, and .837 million bushels of unpriced corn, the price of which for both is at market price at time of purchase.
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
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options. The gains or losses on derivative instruments are included in revenue if the contracts relate to ethanol, and cost of goods sold if the contracts relate to corn. During the nine months ended June 30, 2013 and June 30, 2012, the Company recorded a combined realized and unrealized loss (gain) of $442,530 and ($4,274,696), respectively, as a component of cost of goods sold. During the nine months ended June 30, 2013 and 2012, the Company did not enter into any ethanol derivative contracts and therefore, did not record any gain (loss). The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2013 and September 30, 2012 at fair value are as follows:

	Balance Sheet Classification	June 30, 2013	September 30, 2012
Futures and option contracts
In gain position		$974,475	$806,710
In loss position		(196,975)	(1,668,970)
Cash held by broker		1,011,840	1,838,048
	Current asset	1,789,340	975,788

Forward contracts, corn, related party	Current asset	—	4,013,005

Forward contracts, corn, related party	Current (Liability)	$1,671,223	$—

Net futures and options contracts		$118,117	$4,988,793

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended June 30, 2013 and 2012 consist of the following:

	Statement of Operations Classification	June 30, 2013	June 30, 2012
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$(149,993)	$(638,131)
Futures and option contracts	Cost of Goods Sold	$(2,186,007)	100,502

The net realized and unrealized gains and losses on the Company’s derivative contracts for the nine months ended June 30, 2013 and 2012 consist of the following:

	Statement of Operations Classification	June 30, 2013	June 30, 2012
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$4,559,039	$(2,010,333)
Futures and option contracts	Cost of Goods Sold	$(4,116,509)	$(2,264,363)

Inventory
Inventory is stated at the lower of cost or market value using the average cost method and which approximates the FIFO (first-in, first-out) method.  Market value is based on current replacement values, except that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.
Property and Equipment
Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 Years

Process Equipment	10 - 20 Years

Office Equipment	3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements and betterments are capitalized.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations. In accordance with Company policies, management found no event to have occurred that would trigger an evaluation of the plant for possible impairment on future cash flows from operations  during the nine months ending June 30, 2013.
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
Income (loss) Per Unit
Basic and diluted income (loss) per unit is computed using the weighted-average number of convertible units outstanding during the period. Units from convertible term notes are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income (loss) per unit for the nine months ended June 30, 2013 and 2012 and the three months ended June 30, 2012, because their effect would be anti-dilutive during those periods. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Net income (loss) for basic earnings per unit	$1,501	$(4,153)	$(9,606)	$856
Interest expense on convertible term note	958	—	—	—
Net income (loss) for diluted earnings per unit	$2,459	$(4,153)	$(9,606)	$856

Denominator:
Basic common units outstanding	13,139	13,139	13,139	13,139
Diluted common units outstanding	29,375	13,139	13,139	13,139
Income (loss) per unit basic	$114.24	$(316.09)	$(731.11)	$65.15
Income (loss) per unit diluted	$83.71	$(316.09)	$(731.11)	$65.15

Note 3:  Inventory
Inventory is comprised of the following at:

	June 30, 2013	September 30, 2012
	(000's)	(000's)
Raw Materials - corn	$5,108	$2,731
Supplies and Chemicals	2,818	2,661
Work in Process	3,025	3,225
Finished Goods	6,797	3,810
Total	$17,748	$12,427

Note 4:   Members’ Equity
At June 30, 2013 outstanding member units were:

A Units	8,805
B Units	3,334
C Units	1,000

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

Note 5:   Revolving Loan/Credit Agreements
AgStar
The Company entered into a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000. On March 29, 2013, the Company and AgStar entered into an amendment to the Credit Agreement to extend the term of the revolving working capital term facility through October 31, 2013 and eliminate the tangible net worth covenant; however the available credit under such revolving facility was reduced to $13,214,000. Borrowings under the Credit Agreement initially accrued interest at a variable interest rate based on LIBOR plus 4.45% for each advance under the Credit Agreement.   On September 1, 2011, the Company elected to convert 50% of the term note into a fixed rate loan at the lender’s bonds rate plus 4.45%, with a 6% floor (the rate was a fixed 6% at June 30, 2013).  The portion of the term loan not fixed and the term revolver accrue interest equal to LIBOR plus 4.45%, with a 6% floor.
The Credit Agreement requires compliance with certain financial and non-financial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility requires monthly principal payments.  The loan is amortized over 114 months and matures on August 1, 2014.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.
Under the terms of the Credit Agreement, as amended on March 29, 2013, the Company may draw a maximum $13,214,000 or 75 percent of eligible accounts receivable and eligible inventory on the revolving working capital term facility.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate.    There were no outstanding letters of credit as of June 30, 2013. The revolving working capital term facility matures on October 31, 2013. There is $6,714,300 available under this loan as of June 30, 2013.
As of June 30, 2013 and September 30, 2012, the outstanding balance under the Credit Agreement was $77,924,481 and $84,866,648, respectively.  In addition to all the other payments due under the Credit Agreement, the Company must pay an annual amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  No Excess Cash Flow payment is due at June 30, 2013.
The Company is in compliance with all financial covenants under the Credit Agreement as of June 30, 2013; however, due to the low crush margins experienced in the first six months of the current fiscal year, it is unlikely we will meet the Fixed Charge Ratio, which is measured annually at September 30, using EBITDA for the previous twelve months.  In addition, due to the timing of the debt maturity (August 1, 2014), as of September 30, 2013, GAAP requires all debt under the Credit Agreement to be classified as Current Maturity, which will severely distort the Working Capital covenant calculation.  We are currently in conversation with AgStar to grant a temporary waiver on these two covenants as well as to renew the Credit Agreement.
Bunge
Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, extended credit to the Company under a subordinated convertible term note, originally dated August 26, 2009 which was assigned by Holdings to Bunge effective September 28, 2012 (the “Bunge Note”). The Bunge Note is due on August 31, 2014 and repayment is subordinated to the Credit Agreement. The Bunge Note is convertible into Series U Units, at the option of Bunge, at the price of $3,000 per Unit.  Interest accrues at the rate of 7.5% over six-month LIBOR.  Principal and interest may be paid only after payment in full under the Credit Agreement.  The balance, as of June 30, 2013 and September 30, 2012, was $35,349,149 and $33,922,334, respectively, under the Bunge Note.  There was $1,173,577 and $473,162 of accrued interest (included in accrued expenses, related parties) due to Bunge as of June 30, 2013 and September 30, 2012, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st each year.
The Company entered into a revolving note with Holdings dated August 26, 2009, providing for a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Note”) which was assigned to Bunge effective September 28, 2012. Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. The balance under the Bunge Revolving Note, as of June 30, 2013 and September 30, 2012, was $10,000,000 and $3,750,000, respectively.
ICM
On June 17, 2010, ICM, Inc. (“ICM”) entered into a subordinated convertible term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  The ICM Term Note matures on August 31, 2014. As of June 30, 2013 and September 30, 2012, the accrued interest due (included in accrued expense, related party) to ICM was $404,484 and $163,068, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st  each year.
Notes payable consists of the following:

	June 30, 2013	September 30, 2012
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 26, 2016 on the non-forgivable portion.	$227,500	$250,000
Convertible Notes payable to unit holders, bearing interest at LIBOR plus 7.50 to 10.5% (7.97% at June 30, 2013); maturity on August 31, 2014.	564,858	531,508
Note payable to affiliate Bunge, N.A., bearing interest at LIBOR plus 7.50 to 10.5% (7.97% at June 30, 2013); maturity on August 31, 2014.	35,349,149	33,922,334
Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50 to 10.5% (7.97% at June 30, 2013); maturity on August 31, 2014.	12,183,404	11,691,666
Term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at June 30, 2013); maturity on August 1, 2014.	29,636,996	33,745,859
Term facility payable to AgStar bearing interest at a fixed 6%; maturity on August 1, 2014.	31,787,485	35,245,790
Term revolver payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at June 30, 2013); maturity on August 1, 2014.	10,000,000	10,000,000
$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at June 30, 2013), matured March 29, 2013.	—	5,875,000
$13.214 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at June 30, 2013), maturing October 31, 2013.	6,500,000	—
Capital leases payable to AgStar bearing interest at 3.088% matured May 15, 2013.	—	12,256
Revolving line of credit payable to Bunge, bearing interest at LIBOR plus 7.50 to 10.5% with a floor of 3.00% (7.70% at June 30, 2013).	10,000,000	3,750,000
	136,249,392	135,024,413
Less Current Maturities	27,075,720	20,001,369
Total Long Term Debt	$109,173,672	$115,023,044

The approximate aggregate maturities of notes payable as of June 30 are as follows:

2014	$27,075,720

2015	108,991,172

2016	182,500

Total	$136,249,392

Note 6:  Fair Value Measurement
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In determining fair value, the Company used various methods including market, income and cost approaches.  Based on these approaches, the Company utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.  Based on the observable inputs used in the valuation techniques, the Company is required to provide the following information according to the fair value hierarchy.

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
Derivative financial statements .  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Mercantile Exchange (“CME”) market.  Ethanol contracts are reported at fair value utilizing Level 2 inputs from third-party pricing services.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.   For these contracts, the Company obtains fair value measurements from local grain terminal values.  The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based on the CME market.
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and September 30, 2012, categorized by the level of the valuation inputs within the fair value hierarchy:

	June 30, 2103
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$974,475	$—	$—

Liabilities:
Derivative financial instruments	196,975	1,671,223	—

	September 30, 2012
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$806,710	$4,013,005	$—

Liabilities:
Derivative financial instruments	1,668,970	—	—

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
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The Ethanol Agreement runs through August 31, 2014 and will automatically renew for successive three-year terms thereafter unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $397,266 and  $327,211 during the three months ended June 30, 2013 and 2012, respectively, and $1,019,779 and $1,320,490 during the nine months ended June 30, 2013 and 2012, respectively, under the Ethanol Agreement. Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The Risk Management Services Agreement has an initial term of three years and automatically renews for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under the Risk Management Services Agreement for the three months ended June 30, 2013 and 2012 were $75,000 and for the nine months ended June 30, 2013 and 2012 were $225,000.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended June 30, 2013 and 2012 were $1,093,931 and $1,215,534, respectively. For the nine months ended June 30, 2013 and 2012, expenses were $3,290,430 and $3,647,258, respectively. The Company has a sublease agreement for 100 hopper cars that are leased back to Bunge that expires on September 14, 2013.  As the sublease rate is less than the original lease rate, a loss was recorded at inception of the sublease and is being accreted to rent expense over the life of the sublease. Upon expiration of the sublease, the Company will continue to work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of the current market conditions.
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
Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the Company's DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.   Expenses under this agreement for the three months ended June 30, 2013 and 2012 were $600,398 and $527,475, respectively. Expenses for the nine months ended June 30, 2013 and 2012 were $1,695,470 and $1,561,072, respectively.
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
The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge on July 15, 2008. Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate the ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is 10 years, subject to earlier termination upon specified events. Expenses under this agreement for the three months ended June 30, 2013 and 2012 were $330,413 and $313,169, respectively. For the nine months ended June 30, 2013 and 2012, expenses were $862,172 and $994,904, respectively.
On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended June 30, 2013 and 2012 were $43,091 and $53,705, respectively. For the nine months ended June 30, 2013 and 2012, expenses were $121,890 and $147,277, respectively.

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

Note 8: Major Customers
The Company is party to the Ethanol, Supply, and Corn Oil Agency Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, syrup, and corn oil produced by the Company. Revenues with this customer were $92,332,125 and $77,051,420 for the three months ended June 30, 2013 and 2012, respectively. Revenues with this customer were $241,893,726 and $257,453,426 for the nine months ended June 30, 2013 and 2012, respectively.

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

Forward Looking Statements
This Quarterly Report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”)contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility in southwest Iowa;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Our ability to retain key employees and maintain labor relations; and

•	Volatile commodity and financial markets;

•	Continued price volatility in the price of corn; and

•	Decreased ethanol prices resulting from the oversupply of ethanol.

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

Industry Factors Affecting Our Results of Operations

During the nine months ended June 30, 2013, the ethanol industry experienced some decompression of ethanol margins as a result of a combination of factors, including the following:

•
Corn prices increased substantially during the fiscal year ended September 30, 2012 ("Fiscal 2012") and traded at all-time highs during the fourth quarter of Fiscal 2012. Prices receded slightly in the first calendar year quarter of 2013 but remained high during the three months ended June 30, 2013 relative to the same period of Fiscal 2012. For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, the price per bushel paid was $7.25 and $6.53, respectively.

•
The U.S. Energy Information Administration (the "EIA") currently forecasts an increase in ethanol production during the remainder of calendar year 2013. According to the EIA, industry average weekly production was 820,000 barrels per day from the nine months July 2012 through March 2013. The EIA is also forecasting average weekly production to increase to 870,000 barrels per day through September 2013 which equates to a 6% increase in production over the nine month period ended March 31, 2013. The EIA forecast for calendar year 2014 is currently 920,000 barrels per day.

•
The U.S. Department of Agriculture (the "USDA") projects corn production for 2013/2014 just below 14 billion bushels harvested in its July 11, 2013 World Agricultural Supply and Demand Estimates Report (the "USDA July Report") based in part, on the near record level of corn planted during the spring of 2013. This level of corn production could drive the cost of corn down further.

Because of the many environmental factors, primarily the drought during the summer of 2012, which compressed ethanol margins during the first quarter of the fiscal year ended September 30, 2013 ("Fiscal 2013"), that affected our results of operations, we decreased production substantially in the first quarter of Fiscal 2013 and then we slightly increased production back toward capacity in the second quarter of Fiscal 2013. During the third quarter of Fiscal 2013, we increased production further so that our plant began running at capacity. The increased production, coupled with an increase in the per gallon ethanol selling price, resulted in third quarter Fiscal 2013 net income of $1,501,000 compared to a net loss of ($4,153,000) for the same quarter of Fiscal 2012.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2013 and 2012.

	For the three months ended			For the three months ended
	June 30, 2013			June 30, 2012
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	$94,472	100.0%	$3.27	$79,820	100.0%	$2.78
Cost of Good Sold
Material Costs	74,552	78.9%	2.58	66,412	83.2%	2.31
Variable Production Exp	9,028	9.6%	0.31	8,113	10.2%	0.28
Fixed Production Exp	6,153	6.5%	0.21	6,002	7.5%	0.21
Gross Margin (loss)	4,739	5.0%	0.17	(707)	(0.9)%	(0.02)
General and Administrative Expenses	942	1.0%	0.03	1,048	1.3%	0.04
Other Expenses	2,296	2.4%	0.08	2,398	3.0%	0.08
Net Income (Loss)	$1,501	1.6%	$0.06	$(4,153)	(5.2)%	$(0.14)

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2013 and 2012.

	For the nine months ended			For the nine months ended
	June 30, 2013			June 30, 2012
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	$247,996	100.0%	$3.17	$264,897	100.0%	$2.87
Cost of Good Sold
Material Costs	205,207	82.7%	2.63	208,127	78.6%	2.25
Variable Production Exp	25,055	10.1%	0.32	27,530	10.4%	0.30
Fixed Production Exp	17,376	7.0%	0.22	17,745	6.7%	0.19
Gross Margin	358	0.2%	—	11,495	4.3%	0.13
General and Administrative Expenses	2,930	1.2%	0.04	3,378	1.3%	0.04
Other Expenses	7,034	2.8%	0.09	7,261	2.7%	0.08
Net Income (Loss)	$(9,606)	(3.8)%	$(0.13)	$856	0.3%	$0.01

Revenues

Our revenue from operations is derived from four primary sources: sales of ethanol, distillers grains, corn oil, and corn syrup.  The following chart displays statistical information regarding our revenues. We experienced a similar crush margin compression as the whole industry in the first quarter of Fiscal 2013. In response to this crush margin compression, production was decreased in the first and second fiscal quarters of Fiscal 2013. Crush margins decompressed during the third quarter of Fiscal 2013 and as a result, production was increased back toward normal levels. As a result, the revenue increased from the three months ended June 30, 2012 to the three months ended June 30, 2013 due to an increase in the ethanol sales per gallon of about $.28 per gallon on an increase of approximately 185,000 gallons sold. The combined dried distillers grains with solubles, wet distillers grain with solubles and corn syrup average price increased from approximately $171 to $180 per ton and tonnage sold increased almost 7,000 tons between the two quarters.  For the nine months ending June 30, 2013 compared to the nine months ending June 30, 2012, revenues decreased as a result of production being decreased in the first and second quarter. Ethanol sold decreased approximately 14,200,000 gallons. This was partially offset by a $.15 per gallon increase in revenue. Dried distillers grains, wet distillers grain, and corn syrup sales decreased by about 23,600 tons which was partially offset by the approximate $28 per ton increase.

	For the three months ended			For the three months ended
	June 30, 2013			June 30, 2012
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	28,920,871	76.43%	$2.35	28,735,866	74.53%	$2.07
Dry Distiller's Grains	68,314	17.32	239.57	71,827	18.54	209.92
Wet Distiller's Grains	32,725	3.27	94.53	26,870	3.02	89.59
Syrup	9,909	0.71	67.52	5,329	0.44	65.88
Corn Oil	2,873	2.27	745.08	3,581	3.47	773.33

	For the Nine Months ended			For the Nine Months ended
	June 30, 2013			June 30, 2012
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured Ethanol	78,154,892	74.58%	$2.37	92,351,685	77.49%	$2.22
Dry Distiller's Grains	174,794	17.85	252.85	221,657	16.68	200.63
Wet Distiller's Grains	100,107	4.37	108.36	78,410	2.57	86.68
Syrup	25,374	0.76	74.71	23,817	0.45	50.21
Corn Oil	8,286	2.46	736.50	9,818	2.81	758.12

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was about 95.0% and 100.9% for the three months ended June 30, 2013 and 2012, respectively.  For the nine months ended June 30, 2013 and 2012, our cost of goods sold as a percentage of revenue was about 99.8% and 95.7%, respectively. Our two primary costs of producing ethanol and distillers grains are corn and energy, with natural gas as our primary energy source and to a lesser extent, steam during the three months ended June 30, 2013.  Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam but we can change between steam and natural gas. Given the lower prices for natural gas,  we operated about 30% on natural gas during the three months ended June 30, 2013 and throughout all of Fiscal 2012. Under the Fifth Amendment to our Steam Service Contract dated March 13, 2013, we amended our existing steam contract to commit to using steam for substantially all of our needs when it is available at a price that is favorable compared to natural gas. If the natural gas price is higher than the contracted steam price, which is based on an energy index which includes coal costs and other factors, we will pay the contracted steam price. The Company applies the normal purchase and sale exemption to forward contracts relating to natural gas and steam and therefore these forward contracts are not marked to market.

Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.  We ground 10.6 million and 28.1 million bushels of corn at an average price of $7.28 and $7.34 per bushel during the three and nine months ended June 30, 2013, respectively as compared to 10.2 million and 32.7 million bushels at an average corn price of $6.49 and $6.36 per bushel during the three and nine months ended June 30, 2012, respectively.  Our average steam and natural gas energy cost was $4.03 and $4.18 per MMBTU for the three and nine months ended June 30, 2013, respectively, compared to a $3.05 and $3.87 per MMBTU for the three and nine months ended June 30, 2012, respectively
Realized and unrealized losses related to our derivatives and hedging related to corn resulted in a decrease of approximately$2,336,000 and an increase of approximately $443,000 in our cost of goods sold for the three and nine months ended June 30, 2013, respectively, compared to decreases of about $538,000 and about $4,275,000 in our cost of goods sold for the three and nine months ended June 30, 2012, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a slight decrease when comparing the three and nine months ended June 30, 2013 and 2012 due to the production decrease.  Fixed production expenses showed a slight increase when comparing the three months ended June 30, 2013 and 2012 because of repair and maintenance expenses. Comparing the nine months ended June 30, 2013 compared to the same period for 2012, fixed production expenses slightly increased because of general liability insurance.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.0% and 1.3% for the three months ended June 30, 2013 and 2012, respectively and were 1.2% and 1.3% for the nine month ended June 30, 2013 and 2012, respectively.   General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the nine months ended June 30, 2013 were approximately $2,930,000, compared to approximately $3,378,000 for the nine months ended June 30, 2012.  The decrease in general and administrative expenses from the nine months ended June 30, 2012 to June 30, 2013 is due primarily to a decrease in insurance and a reduction in administrative payroll/bonus.  We expect our operating expenses to remain flat to slightly decreasing during the remainder of Fiscal 2013 compared to the Fiscal 2013 year-to-date amounts.
Other (Expense)

Our other expenses, primarily interest, for the three and nine months ended June 30, 2013 were approximately 2.4% and 2.8% of revenue compared to 3.0% and 2.7% of revenue for the three and nine months ended June 30, 2012, respectively. Expenses decreased approximately $227,000 from $7,261,000 for the nine months ended June 30, 2012 to $7,034,000 for the nine months ended June 30, 2013 because of a decrease in interest expense.

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
Adjusted EBITDA to net income (loss) for the three months ended June 30, 2013 and June 30, 2012 are as follows:

	For the three months	For the three months
	June 30, 2013	June 30, 2012
	in 000's	in 000's
EBITDA
Net Income (Loss)	$1,501	$(4,153)
Interest Expense, interest income, and other income	2,161	2,273
Depreciation & Amortization	2,984	2,985
EBITDA	6,646	1,105

Unrealized Hedging (gain) loss	535	(322)

Adjusted EBITDA	$7,181	$783

Adjusted EBITDA per unit	$546.54	$59.59

Adjusted EBITDA to net income (loss) for the nine months ended June 30, 2013 and June 30, 2012

	For the nine months	For the nine months
	June 30, 2013	June 30, 2012
	in 000's	in 000's
EBITDA
Net Income (Loss)	$(9,606)	$856
Interest Expense, interest income, and other income	6,629	6,910
Depreciation & Amortization	8,951	8,917
EBITDA	5,974	16,683

Unrealized Hedging (gain) loss	3,985	(5,026)

Adjusted EBITDA	$9,959	$11,657

Adjusted EBITDA per unit	$757.97	$887.21

Liquidity and Capital Resources
We are party to a Credit Agreement, as amended, with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the "Lenders") in the original maximum principal amount of $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a $10,000,000 term revolving loan and a $13,214,300 working capital revolving line of credit. The parties amended the Credit Agreement on March 29, 2013 and the amendment reduced the available credit under the revolving working capital term facility from $15,000,000 to $13,214,000. As of June 30, 2013, we had an outstanding balance of $77,924,481 under our Credit Agreement.  Under the terms of our Credit Agreement, we must pay an annual amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties. Under our Credit Agreement, the borrowing base is defined as, “at any time, the lesser of: (i) $13,214,300, or (ii) the sum of:  (A) seventy-five percent (75%) of our eligible accounts receivable, plus (B) seventy-five percent (75%) of our eligible inventory.  In addition to compliance with the borrowing base, we are subject to various affirmative and negative covenants under the Credit Agreement.  We were in compliance with all financial covenants under our Credit Agreement as of June 30, 2013. However, due to the low crush margins experienced in the first six months of the current fiscal year, it is unlikely we will meet the Fixed Charge Ratio, which is measured annually at September 30, using EBITDA for the previous twelve months.  In addition, due to the timing of the debt maturity (August 1, 2014), as of September 30, 2013, GAAP requires all debt under the Credit Agreement to be classified as Current Maturity, which will severely distort the Working Capital covenant calculation.  We are currently in conversation with AgStar to grant a temporary waiver on these two covenants as well as to renew the Credit Agreement.
Under our $13,214,000 revolving line of credit with the Lenders (the “Revolving LOC”), we had $6,500,000 outstanding as of June 30, 2013 and $5,875,000 outstanding as of September 30, 2012, with an additional $6,714,300 and $9,125,000 available at June 30, 2013 and September 30, 2012, respectively.
We entered into a revolving note with Bunge N.A. Holdings, Inc. (“Holdings”) dated August 26, 2009 (which Holdings assigned to Bunge effective September 28, 2012 (the “Bunge Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, we may make payments on the Bunge Revolving Note so long as we are in compliance with our borrowing base covenant and there is not a payment default under the Credit Agreement. As of June 30, 2013 and September 30, 2012, the balance outstanding was $10,000,000 and $3,750,000, respectively, under the Bunge Revolving Note.   Under the Bunge Revolving Note, we made certain standard representations and warranties.
As a result of our Credit Agreement, Revolving LOC, the Bunge Revolving Note, and our subordinated convertible term notes with Bunge and ICM, Inc. (the "Bunge/ICM Term Notes"), we have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business.   The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt has important implications on our liquidity and capital resources, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.
Our Revolving LOC matures on October 31, 2013, our Credit Agreement matures on August 1, 2014 and our Bunge/ICM Term Notes mature on August 31, 2014. We are currently in discussion with various lenders, including our Lenders, Bunge and ICM, Inc., for new or modified credit facilities and term loans and we anticipate closing on new or modified credit facilities and term loans prior to the maturation of the current credit facilities and term loans.
Prices of our primary input (corn) and our principal products (ethanol and distillers grains) are expected to continue to stabilize in the fourth quarter of Fiscal 2013. Given the relative prices of these commodities and the operation of our risk management program in the quarter, we believe fourth quarter operating margins will improve from the third quarter of Fiscal 2013.  We expect that in the last quarter of Fiscal 2013 our margins will improve due to an increase in yield per gallon, and improved crush margins.

Primary Working Capital Needs

Cash provided by operations for the nine months ended June 30, 2013 and June 30, 2012 was $4,626,000 and $12,347,000 respectively.  This change is a result of increased corn and ethanol prices and decreased production.  For the nine months ended June 30, 2013 and June 30, 2012, net cash (used in) investing activities was  ($453,000) and  ($769,000), respectively, primarily for fixed asset additions.  For the nine months ended June 30, 2013 and June 30, 2012, net cash (used in) financing activities was ($726,000) and ($14,347,000), respectively.  During the nine months ended June 30, 2013, pursuant to contractual terms, we made principal payments on our term loan under our Credit Agreement in the amount of $7,567,167 which was offset by additional net borrowing of our lines of credit.
During the fourth quarter of Fiscal 2013, we estimate that we will require approximately $71,190,000 for our primary input of corn and $3,955,000 for our energy sources of electricity, steam, and natural gas.  We currently have approximately $6,714,300 available under our current revolving lines of credit to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.
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
According to the EIA Short-Term Energy Outlook July report, ethanol production has been increasing since April 30, 2013 driven partly by increasing RFS targes and a strong demand for renewable identification numbers ("RINS"). While average daily production from July 2012 through March 2103 was 820,000 barrels per day, production has rebounded to 870,000 barrels per day and the EIA expects production levels to remain there through September. Production for the week ending July 15, 2013 was 881,000 barrels per day compared to 821,000 for the same week during 2012. The EIA projects ethanol production in calendar 2014 to average to 920,000 barrels per day.
The price of corn was volatile during calendar year 2012; reaching all-time highs in excess of $8.00 per bushel. However, corn prices have dramatically decreased in the last 2 months. As of July 29, 2013, the Chicago Mercantile Exchange (“CME”) near-month corn price for September, 2013 was $4.895; for December 2013 it was at $4.725; and for March 2014 it was $4.8525.  If the CME near month prices hold, the lower prices will positively impact our cost of production during the respective periods. If the CME near month prices do not hold and the price of corn increases as a result of market factors, increasing corn prices will negatively affect our costs of production.
The USDA July Report projects U.S. corn production near or above record levels and world corn stocks to be the highest since 2001- 2002. U.S. Corn production for this crop season is expected to be just below 14 billion bushels. Ethanol Proudcer Magazine estimates ethanol usage of the corn production is expected to be 4.9 billion bushels up from the 4.65 billion bushels for the 2012/2013 market year. The Company anticipates that if corn production rises to pre-drought production levels, then the price of corn will decrease substantially which will increase the Company's net income.
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the commodities used for, and produced in, our business operations and, to the extent we have working capital available and available market conditions are appropriate, we engage in hedging transactions which involve risks that could harm our business. We measure and review our net commodity positions on a daily basis.  Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments.  The effectiveness of our hedging strategies is dependent upon the cost of commodities and our ability to sell sufficient products to use all of the commodities for which we have futures contracts.  Although we actively manage our risk and adjust hedging strategies as appropriate, there is no assurance that our hedging activities will successfully reduce the risk caused by market volatility which may leave us vulnerable to high commodity prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which corn prices changes.
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would, if qualified to do so, match the gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in the current period (commonly referred to as the “mark to market” method). The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, our hedging strategies may cause immediate adverse effects, but are expected to produce long-term positive impact.
In the event we do not have sufficient working capital to enter into hedging strategies to manage our commodities price risk, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk.
Risks Related to Government Mandates and Subsidies
The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Federal and state governments have enacted numerous policies, incentives and subsidies to encourage the usage of domestically-produced alternative fuel solutions. The federal Renewable Fuels Standard II ("RFS2"), as part of the Energy Independence and Security Act, has been, and will likely continue to be, a driving factor in the growth of ethanol usage. In October 2011, the U.S. House of Representatives introduced the RFS Flexibility Act to reduce or eliminate the volumes of renewable fuel use required by RFS2 based upon corn stocks-to-use ratios.  The U.S. House of Representatives then introduced the Domestic Alternative Fuels Act of 2012 in January 2012 (which was re-introduced in March 2013) to modify RFS2 to include ethanol and other fuels produced from fossil fuels like coal and natural gas.   The 2013 RFS mandate is for 16.55 billion gallons of renewable fuels of which corn based ethanol is expected to satisfy approximately 13.8 billion gallons.
In response to the recent drought conditions and other industry factors, new legislation aimed at reducing or eliminating renewable fuel use required by RFS2 has been introduced. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targets the repeal of the renewable fuel program of the Environmental Protection Agency (the “EPA”). Also introduced in April 2013, the RFS Reform Bill would prohibit more than ten percent (10%) ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills have been assigned to a congressional committee for review before such bills are sent to the House or Senate. The enactment of these bills, or similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and our business operations.

The EPA has issued proposed allocations of classes of renewable fuels, many of which are not yet final. Under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. To grant the waiver, the EPA administrator must determine, in consultation with the Secretaries of Agriculture and Energy, that one of two conditions has been met: (1) there is inadequate domestic renewable fuel supply or (2) implementation of the requirement would severely harm the economy or environment of a state, a region, or the U.S. We believe that any reversal or waiver in federal policy on the RFS2 could have a significant impact on the ethanol industry.

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

The Domestic Fuels Protection Act of 2012, which was re-introduced in March 2013, contains a provision to provide liability protection for claims based on the sale or use of certain fuels or fuel additives. If this act becomes law, domestic producers and sellers of ethanol and other renewable fuels would not be liable to consumers that unintentionally put transportation fuel into their motor vehicles for which such fuel has not been approved. In June 2013, the American Fuel Protection Act of 2013 was introduced which would make the United States exclusively liable for certain claims of liability for damages resulting from, or aggravated by, the inclusion of ethanol in transportation fuel. These bills are aimed at addressing concerns regarding potential liability which would discourage expanding market access for ethanol and other renewable fuels, including E15.

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
As a result of the conclusion of the anti-dumping legislation in the European Union relating to ethanol produced in the United States and exported to Europe, the European Commission confirmed that it will be imposing 9.5% anti-dumping duty on all US producers exporting to the European Union. The imposition of this duty could result in a decrease of exports of ethanol to Europe which could negatively impact the market price of ethanol in the United States.

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
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amending, the “Exchange Act”), as of June 30, 2013.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of June 30, 2013 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of June 30, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on this assessment, the Company’s management concluded that, as of June 30, 2013, the Company’s integrated controls over financial report were effective.
This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
On August 25, 2010, the Company entered into a Tricanter Purchase and Installation Agreement (the “Tricanter Agreement”) with ICM, pursuant to which ICM sold the Company a tricanter corn oil separation system (the “Tricanter Equipment”). Under the Tricanter Agreement, ICM has agreed to indemnify the Company from any and all lawsuit and damages with respect to the Company's installation and use of the Tricanter Equipment.
On August 5, 2013, GS Cleantech Corporation (“GS Cleantech”) filed a suit in United States District Court for the Southern District of Iowa, Western Division (Case No. 2:13-CV-00021-JAJ-CFB), naming the Company as a defendant (the “Lawsuit”). The Lawsuit alleges infringement of a patent assigned to GS Cleantech with respect to the corn oil separation technology used in the Tricanter Equipment. The Lawsuit seeks preliminary and permanent injunctions against the Company to prevent future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, plus attorney's fees.
The Company is not currently able to predict the outcome of this Lawsuit with any degree of certainty. Under the Tricanter Agreement, ICM is obligated to, and has indicated that it will, defend the Company in this Lawsuit. However, in the event that damages are awarded as a result of this Lawsuit and, if ICM is unable to fully indemnify the Company for any reason, the Company could be liable for such damages. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 14, 2013	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	August 14, 2013	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer