Form 10-K
period 2013-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2013-11-19
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2013, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.
As of September 30, 2013, the Company had 8,810 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
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

Item 1.   Business.
The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company operates a 125 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, wet distillers grains, corn syrup, and corn oil in the United States.  We sell our dried distillers grains in the continental United States, Mexico and the Pacific Rim.  During the first quarter of our fiscal year ended September 30, 2011, we implemented a corn oil extraction system, the corn oil from which accounted for approximately 2.5% and 2.7% of our revenue stream during our fiscal years ended September 30, 2013 (“Fiscal 2013”) and September 30, 2012 ("Fiscal 2012"), respectively.
Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa, south of Council Bluffs.. It is near two major interstate highways, I29 and I80, within a mile of the Missouri River and has access to five major rail carriers. This location is in close proximity to a significant amount of corn and convenient product market access. The Facility receives corn and chemical deliveries primarily by truck but is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River.  Additionally, in close proximity to the Facility’s primary energy source (steam), there are two natural gas providers available, both with infrastructure immediately accessible to the Facility.
Financial Information
Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities, and “Item 8 – Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Rail Access
We own a six mile loop railroad track for rail service to our Facility.  Our track comes off the Council Bluffs Energy Center line where interstate I-29 crosses and proceeds south along the east side of Pony Creek.  The track terminates in a loop-track south of the Facility, which accommodates several 100-car unit trains.  We entered into an Industrial Track Agreement with CBEC Railway, Inc. (the “Track Agreement “), which governs our use of the loop railroad and requires, among other things, that we maintain the loop track.
We are a party to an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a significant equity holder, for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, we leased railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge or third parties from time to time when the cars are not in use in our operations. We work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. During Fiscal Year 2013, we subleased 100 hopper cars back to Bunge, and have subleased 250 cars back to Bunge for Fiscal 2014.
Employees
We had 53 employees, 52 of which were full time, as of September 30, 2013.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
Principal Products
The principal products we produce are ethanol, distillers grains, and corn oil.
Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  Ethanol is shipped by truck in the local markets, and by rail in the regional and national markets.

We produced 111.4 million and 122.6 million gallons of ethanol for the fiscal years ended September 30, 2013 and September 30, 2012 (“Fiscal 2012”), respectively, and approximately 75.09% and 76.5% of our revenue was derived from the sale of ethanol in Fiscal 2013 and 2012, respectively. In response to the record corn prices resulting in part because of the drought in 2012, which was the most severe and extensive in over 25 years, and the resulting compressed ethanol margins, we reduced production levels at our Facility during Fiscal 2013 which resulted in a decrease in the aggregate ethanol produced in Fiscal 2013 as compared to Fiscal 2012.
Distillers Grain
 The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed marketed primarily to the beef and dairy industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in milk cows and greater weight gain in beef cattle.  We produce two forms of distillers grains:  wet distillers grains with solubles (“WDGS”) and dried distillers grains with solubles (“DDGS”).  WDGS are processed corn mash that has been dried to approximately 50% to 65% moisture.  WDGS have a shelf life of approximately seven days and are sold to local markets.  DDGS are processed corn mash that has been dried to approximately 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market.

We sold 384,700 and 404,531 tons of distillers grains in Fiscal 2013 and 2012, respectively.  Approximately 22% and 21% of our revenue was derived from the sale of DDGS and WDGS in Fiscal 2013 and 2012, respectively.
Corn Oil

During the fiscal year ended September 30, 2011, ("Fiscal 2011") we installed a corn oil extraction system and began selling corn oil.   This system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 11,989 and 13,382 tons of corn oil in Fiscal 2013 and 2012, respectively, representing approximately 2.5% and 2.8% of our revenue, respectively.
New Products and Services
In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. (”EPCO”) under which we agreed to supply, and EPCO agreed to purchase, a portion of raw CO2 gas produced by our Facility which meets certain specifications. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted EPCO a non-exclusive right of entry and license to EPCO to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site consisting of 1-2 acres of land near our Facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the EPCO Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then current term.

EPCO has agreed to pay us a set base price per ton during an initial period under the CO2 Agreement (the “Ramp Up Period”) and then an increased base price following the Ramp Up Period. In addition to the base price per ton, which acts as a floor price, EPCO will pay us an additional amount based on EPCO profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which EPCO agrees to pay us for a minimum number of tons each year.

We currently expect our first sale of raw CO2 gas to EPCO to occur during the fiscal year ending September 30, 2014 (“Fiscal 2014”).

Principal Product Markets
As described below in “Distribution Methods,” we market and distribute all of our ethanol and distillers grains through a professional third party marketer, who makes all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market; however, as markets allow, our products can be, and have been, sold in the export markets. As distillers grains become more accepted as an animal feed throughout the world, distillers grains exporting may increase.

Distribution Methods
Bunge markets our ethanol in national, regional and local markets, under terms of an Ethanol Purchase Agreement effective January 1, 2012 (the “Ethanol Agreement”). The Ethanol Agreement expires on August 31, 2014, and automatically renews for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term. Under the Ethanol Agreement, we sell to Bunge all of the ethanol produced at the Facility, and Bunge purchases the same.  We pay Bunge a per-gallon fee for ethanol bought and sold by Bunge under the Ethanol Agreement subject to a minimum annual fee of $750,000 and adjustments according to specified indexes after three years.
We entered into a Distillers Grain Purchase Agreement, as amended (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from us and we are obligated to sell to Bunge all distillers grains produced at our Facility.  If we find another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, we can request Bunge either market directly to the other purchaser or market to another purchaser on the same terms and pricing.
The initial term of the DG Agreement runs until February 1, 2019, and will automatically renew for additional three year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company. Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other access charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.
Pursuant to a Corn Oil Agency Agreement (the “Corn Oil Agreement”), effective as of November 12, 2010, between the Company and Bunge, Bunge is our exclusive agent to market corn oil produced at the Facility.  For its efforts in marketing our corn oil, we pay Bunge a marketing fee based on the amount of corn oil sold.  Beginning on November 12, 2013, the marketing fee will be adjusted based on the change in a specified formula.
Raw Materials
Corn Requirements

Ethanol can be produced from a number of different types of grains and other input products.  However, approximately 90% of the ethanol in the United States today is produced from corn.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the commodity markets, especially during the last six months of Fiscal 2012, we cannot predict the future price of corn.
Our Facility needs approximately 44.1 million bushels of corn annually, to produce 125 million gallons or approximately 121,000 bushels per day.  During Fiscal 2013 and 2012, we purchased 39.45 and 43.67 million bushels of corn, respectively, which was obtained primarily from local markets.  To assist in securing the necessary quantities of grain for our plant, we entered into a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Agri-Bunge, LLC, an affiliate of Bunge, which was subsequently assigned to Bunge.   Under the Supply Agreement, Bunge provides us with all of the corn we need to operate our ethanol plant, and we have agreed to purchase corn only from Bunge.  Bunge provides a team of grain originators to source, negotiate, and oversee the purchasing and delivery of the corn.  We pay Bunge a per-bushel fee for corn, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.
Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 26,250 BTUs of energy are required to produce a gallon of ethanol when we dry 100% of our distillers grains.  It is our goal to operate the plant as profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDG vs DDG.
Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam, however historically we have changed between steam and natural gas depending on energy costs.  Given the lower prices for natural gas, the Facility operated largely on natural gas in Fiscal 2012, however in Fiscal

2013, the facility operated almost half on steam.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  The Steam Contract remains in effect until February 1, 2019.  Effective in January 2013, we amended the Steam Contract to link our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. Based on the recent amendments to our Steam Contract, steam will constitute our principal source of energy in the future subject to interruptions in supply or service experienced by MidAm. During Fiscal 2013 and 2012, we purchased approximately 1,463,787 and 1,179,102 MMBTUs of steam, respectively.
Natural Gas

Although steam is considered our primary energy source, natural gas accounted for around 49% of our energy usage in Fiscal 2013. We have installed two natural gas boilers for use when our steam service is temporarily unavailable . Natural gas is also needed for incidental purposes.  The gas prices trended lower in Fiscal 2012 as a result of the drop in crude oil prices and based on anticipated increases in supply relative to demand.  We do not expect natural gas prices to continue this trend and anticipate the prices to trend higher into the winter months of 2013-2014 as seasonal demand for natural gas increases due to heating needs in the colder weather.  We have entered into a natural gas supply agreement with Encore Energy for our long term natural gas needs.  During Fiscal 2013 and 2012, we purchased 1,401,341 and 2,023,892 MMBTUs of natural gas, respectively.
Electricity

Our Facility requires a large continuous supply of electrical energy.  We purchased 69,795 and 74,977 megawatts of electricity in Fiscal 2013 and 2012, respectively, from MidAm under an Electric Service Contract (“Electric Contract”).  We agreed to pay MidAm (i) a service charge of $200 per meter, (ii) a demand charge of $3.38 in the summer and $2.89 in the winter (iii) a reactive demand charge of $0.49/kVAR of reactive demand in excess of 50% of billing demand, (iv) an energy charge ranging from $0.03647 to $0.01837 per kilowatt hour, depending on the amount of usage and season, (v) tax adjustments, (vi) AEP and energy efficiency cost recovery adjustments, and (vii) a CNS capital additions tracker.  These rates only apply to the primary voltage electric service provided under the Electric Contract.  The electric service continued at these prices until the Electric Contract expired on June 30, 2012 and subsequently we elected to be charged under one of MidAm’s electric tariffs.

Water

We require a typical supply of water, approximately 1,200,000 gallons of fresh water daily for our corn to ethanol process.  Our primary water source comes from the underground Missouri River aquifer via our 3 onsite wells.  Majority of the water used in an ethanol plant is recycled back into the plant.  All our ground water is minimally treated through our onsite water oxidation system.  This filtered water is used throughout our process.  We do treat (polish) some of this filtered water for boiler and cooling tower make-up with our Reverse Osmosis (RO) system to minimize any elements that will harm the boiler and steam systems.  We are allowed by our State Discharge Permit to send some of our non process (corn) contact water back to the Missouri River.  This includes our Cooling Tower and Green Sand filtered backwash waters.  The makeup water requirements for the cooling tower are primarily a result of evaporation and cooling.  We also evaporate much of our water through our dryer system for dried corn distillers grains.  The rest of our process water is recycled back into the plant, which minimizes any waste of our water supply.  Our Facility’s fresh ground water requirements are approximately 1,200,000 gallons per day.  We are permitted to pump up to 2,000,000 gallons of water per day from our ground well system.
Patents, Trademarks, Licenses, Franchises and Concessions
SIRE® and our SIRE® logo are registered trademarks of the Company in the United States. Other trademarks, service marks and trade names used in this report constitute common law trademarks and/or service marks of the Company. Other parties’ marks referred to in this report are the property of their respective owners. We were granted a perpetual license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate our Facility.  There is no fee or definitive term for this license.
Seasonality of Sales
We experience some seasonality of demand for our ethanol and distillers grains. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand. We also experience decreased distillers grain demand during the summer months due to natural depletion in the size of cattle feed lots.

Risk Management and Hedging Transactions
The profitability of our operations is highly dependent on the impact of market fluctuations associated with commodity prices.  We use various derivative instruments as part of an overall strategy to manage market risk and to reduce the risk that our ethanol production will become unprofitable when market prices among our principal commodities and products do not correlate.  In order to mitigate our commodity and product price risks, we enter into hedging transactions, including forward corn, ethanol, and distillers grain contracts, in an attempt to partially offset the effects of price volatility for corn and ethanol.  We also enter into over-the-counter and exchange-traded futures and option contracts for corn, ethanol and distillers grains, designed to limit our exposure to increases in the price of corn and manage ethanol price fluctuations.  Although we believe that our hedging strategies can reduce the risk of price fluctuations, the financial statement impact of these activities depends upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved.  Our hedging activities could cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn and ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.
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
Our Competition
Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other plants.  According to Renewable Fuels Association as of January, 2013, there were 211 ethanol plants in the United States with the nameplate capacity to produce 14.8 billion gallons of ethanol annually which were producing 13.3 billion gallons of ethanol annually.  An additional four plants are under construction or expanding, which could add an additional estimated 0.158 billion gallons of annual production capacity.  On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources and experience than we have. The ethanol industry has also begun to experience increased competition from oil companies who have started purchasing ethanol production facilities and the ethanol industry is continuing to consolidate where a few larger ethanol producers are increasing their production capacities and are controlling a larger portion of the United States ethanol production. We may be at a competitive disadvantage as compared to the oil companies and our larger competitors who are capable of producing a significantly greater amount of ethanol, have multiple ethanol plants that may help them achieve certain efficiencies and other benefits that we cannot achieve with one ethanol plant or are able to operate at times when it is unprofitable for us to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities These large producers may also be able to realize economies of scale which we are unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us and harm our business.

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
Energy Information Administration (“EIA”) data shows ethanol imports increased to 5,173 barrels in the first seven months of calendar 2013 from 2,907 barrels in the first seven months of calendar 2012. According to the EIA data, Brazil was the top source of U.S. ethanol imports, accounting for approximately 99% of July, 2013 shipments received in U.S. ports. Under the Renewable Fuels Standard, certain parties are obligated to blend, in the aggregate, 2.75 billion gallons of advanced biofuels in 2013. Sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. However, effective in May 2013, the Brazilian government may increase the required percentage of ethanol in vehicle fuel sold in Brazil to 25 percent (from 20 percent) as sugarcane production rises, which would likely decrease ethanol exports from Brazil into the U.S.
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
Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of January, 2013, Iowa had 41 ethanol refineries in production, with a combined nameplate capacity to produce 3.69 billion gallons of ethanol.  There are currently 24 existing ethanol plants in Nebraska as of January, 2013 with a combined ethanol nameplate production capacity of approximately 2.06 billion gallons of ethanol a year.  Historically, certain plants located in Nebraska were eligible for state incentives, which authorized certain producers to receive up to $2.8 million of tax credits per year for up to eight years.  This tax credit program expired in June 2012 and therefore, any competitive advance such plants had over us based on the receipt of such tax credits have been eliminated.

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
Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2013 (the “RFA 2013 Outlook”), ethanol plants produced more than 30 million metric tons of distillers grains in 2011/2012 and are estimated to be more than 35 million metric tons in 2012/2013.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2013 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.
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
Principal Supply & Demand Factors
Ethanol

Ethanol prices increased during Fiscal 2013, partially in response to increasing corn prices, and the tight supply of corn.  The reduced production of ethanol within the United States also positively impact ethanol prices during Fiscal 2013. During calendar 2013, U.S. ethanol production reached its lowest point since 2010 with an annualized average rate of 12.8 billion gallons in the first nine months of calendar 2013 as compared to 13.4 billion gallons in the first nine months of calendar 2012. The reduction in ethanol production resulted from the rationalizing of production by domestic producers in response to the compressed ethanol margins experienced in calendar year 2012 and the first six months of calendar 2013. As a result, in June 2013, ethanol inventory stocks decreased to 649 million gallons; a low not experienced since October 2012. Lower production combined with lower inventory stocks has had a positive effect on ethanol margins during the first nine months of calendar 2013.
Management currently expects ethanol prices will continue to adjust to the supply and demand factors of ethanol and corn and will generally fluctuate with, but not be directly correlated to, the price of corn.
Management believes the industry will need to grow both retail product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term.  According to Renewable Fuels Association, there were 211 ethanol plants in operation in the United States with the nameplate capacity to produce 14.8 billion gallons of ethanol which were producing 13.7 billion gallons annually as of January, 2013.  Currently, four plants are under construction or expanding, which could add an additional estimated 0.158 billion gallons of annual production capacity.    Although several plants decreased production or shutdown operations during Fiscal 2013 as a result of the compressed margins then impacting the ethanol industry, if the new supply of ethanol is equally met with ethanol demand, downward pressure on ethanol prices could start anew.
Management also believes it is important that ethanol blending capabilities of the gasoline market be expanded to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand retail ethanol distribution and blending infrastructure, which would allow the ethanol industry to supply ethanol to markets in the United States that are not currently selling significant amounts of ethanol.
The overall demand for transportation fuel also impacts the demand for ethanol. The demand for transportation fuel peaked in 2007 and since then, the demand has been steadily declining. According to EIA data, there is a demand for approximately 136 billion gallons of total gasoline demand in the United States. The fuel efficiency of vehicles and the total number of miles traveled by consumers affects the overall demand for transportation fuel and thus also impacts the demand for ethanol. Market acceptance of E15 and E85, both of which are discussed below, may help to partially offset the decrease in the demand for transportation fuel and will be required in order for ethanol to achieve any significant growth in market demand.
Distillers Grains

Distillers grains compete with other protein-based animal feed products. In North America, over 80% of distillers grains are used in ruminant animal diets, and are also fed to poultry and swine.  Every bushel of corn used in the dry grind ethanol process yields approximately 17 pounds of dry matter distillers grains, which is an excellent source of energy and protein for livestock and poultry.  The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.
Historically, sales prices for distillers grains have correlated with prices of corn. However, there have been occasions when the price increase for this co-product has not been directly correlated to changes in corn prices. In addition, our distillers grains compete with products made from other feedstocks, the cost of which may not rise when corn prices rise. Consequently, the price we may receive for distillers grains may not rise as corn prices rise, thereby lowering our cost recovery percentage relative to corn.
Management expects that distillers grain prices will continue to generally follow the price of corn.
Competition for Supply of Corn

During the last quarter of Fiscal 2012 and most of Fiscal 2013, corn prices traded at all-time highs due to drought conditions in the CornBelt regions of the U.S. during 2012. Estimates of supply and demand provided by the U.S. Department of Agriculture ("USDA") forecast lower production levels in 2012 and increasing competition for the reduced domestic supplies of crop year 2012 corn. During crop year 2013, acres planted to corn were at or near record high numbers, and the yields were nearly normal, producing a near record amount of corn in calendar 2013 according to the November 8, 2013 USDA Crop Report. Prices have responded accordingly dropping nearly 50% at the end of Fiscal 2013 compared to the end of Fiscal 2012, and most of Fiscal 2013.
Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to Iowa Renewable Fuels Association, as of September 8, 2013, there were 41 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The existence and development of other ethanol plants, if any, particularly those in close proximity to our plant, may increase the demand for corn that may result in even higher costs for supplies of corn
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2011/2012, 5.0 billion bushels of U.S. corn were used in ethanol production, with 1.4 billion bushels being used in food and other industrial uses, and 1.7 billion bushels used for export.  As of November 8, 2013, the USDA left unchanged their forecast of the amount of corn to be used for ethanol production during the current marketing year (2012-13) at 4.9 billion bushels or 0.1 billion bushels less than the prior year.
Federal Ethanol Support and Governmental Regulations

RFS and Related Federal Legislation

The ethanol industry is dependent on several economic incentives to produce ethanol, including ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”) which has been and will continue to be a driving factor in the growth of ethanol usage. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.
On February 3, 2010, the EPA implemented new regulations governing the RFS. These new regulations have been called “RFS2.” The RFS2 requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States. The 2013 mandate is for 16.55 billion gallons, of which corn based ethanol can be used to satisfy approximately 13.8 billion gallons. The mandate for 13.8 billion gallons of corn based renewable fuels is a 600 million gallon increase over the 2012 mandate.  The EPA is currently working on new regulations relating to the 2014 mandates. The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.   We cannot assure that this program’s mandates will continue in the future.
In October 2011, the U.S. House of Representatives introduced the RFS Flexibility Act to reduce or eliminate the volumes of renewable fuel use required by RFS2 based upon corn stocks-to-use ratios. The U.S. House of Representatives then introduced the Domestic Alternative Fuels Act of 2012 in January 2012 to modify RFS2 to include ethanol and other fuels produced from fossil fuels like coal and natural gas. The bill did not advance out of committee during 2012; however, on May 14, 2013, the Domestic Alternatives Fuels Act of 2013 was introduced in the U.S. House of Representatives to allow ethanol produced from natural gas to be used to meet the RFS2 mandate.

In response to the recent drought conditions and other industry factors, new legislation aimed at reducing or eliminating renewable fuel use required by RFS2 has been introduced. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targets the repeal of the renewable fuel program of the EPA. Also introduced in April 2013, the RFS Reform Bill would prohibit more than ten percent (10%) ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills have been assigned to a congressional committee for review before such bills are sent to the House or Senate. The enactment of these bills, or similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and our business operations.

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
On November 15, 2013, the EPA proposed to ease the 2014 mandate for blending renewable fuels in gasoline to 15.2 billion gallons of renewable fuel. This is a reduction of approximately sixteen percent (16%) from what was specified under RFS. Although the EPA has authority to cause such a mandate reduction, the proposal is not final until it has received sixty (60) days of public comments and is anticipated to be final in Spring of 2014. Under this proposal, mandated corn ethanol volumes would range from 12.7 billion to 13.2 billion gallons and which would be lower than what was mandated during 2013 and 2012.
We believe that this proposal from the EPA for 2014, if implemented, and any reversal or waiver in federal policy on the RFS, could have a significant impact on the ethanol industry.
The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.
Based on the final regulations, we believe our Facility, at its current operating capacity, was grandfathered into the RFS given it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.   However, expansion of our Facility will require us to meet a threshold of a 20% reduction in greenhouse gas, or GHG emissions to produce ethanol eligible for the RFS 2 mandate. In order to expand capacity at our Facility, we may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains.
Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

VEETC

In the past, the ethanol industry was impacted by the Volumetric Ethanol Excise Tax Credit (“VEETC”) which is frequently referred to as the “blender’s credit.” The blenders’ credit expired on December 31, 2011 and was not renewed. VEETC provided a volumetric ethanol excise tax credit for $0.45 per gallon of pure ethanol and $0.38 per gallon for E85, a blended motor fuel containing 85% ethanol and 15% gasoline. Management does not believe that the expiration of VEETC had a continued material effect on ethanol demand, as gasoline prices stayed high and the RFS is maintained.
State Initiatives

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 14 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The US Department of Energy reports that there were 2,553 retail gasoline stations supplying E85 as of September, 2013.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, blender pumps cost approximately $25,000 each, so it may take time before they become widely available in the retail gasoline market.
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
Anti-Dumping Legislation

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

Environmental Regulations and Permits
Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental and operating permits.  Even though we have successfully acquired the permits necessary for our operations, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, if we sought to expand the Facility’s capacity in the future, above our current 125 million gallons, we would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.   Our failure to obtain and maintain any environmental and/or operating permits currently required or which may be required in the future could force us to make material changes to our Facility or to shut down altogether.
The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, we believe the final RFS2 regulations grandfather our plant at its current operating capacity, though expansion of our plant will need to meet a threshold of a 20% reduction in greenhouse gas (“GHG”) emissions from a baseline measurement to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at our plant above our current 125 million gallons, we may be required to obtain additional permits, install advanced technology such as corn oil extraction, or reduce drying of certain amounts of distillers grains.
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
We also employ maintenance and operations personnel at our Facility. In addition to the attention that we place on the health and safety of our employees, the operations at our Facility are governed by the regulations of the Occupational Safety and Health Administration, or OSHA.
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
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at

1-800-SEC-0330.  The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.
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

There is not an active trading market for our membership units. To maintain our partnership tax status, our units may not be publicly traded.  Within applicable tax regulations, we utilize a qualified matching service (“QMS”) to provide a limited market to our members, but we have not and will not apply for listing of the units on any stock exchange.  Finally, applicable securities laws may also restrict the transfer of our units.  As a result, while a limited market for our units may develop through the QMS, members may not sell units readily, and use of the QMS is subject to a variety of conditions and limitations.  The transfer of our units is also restricted by our Third Amended and Restated Operating Agreement dated July 17, 2009 (the “Operating Agreement”) unless the Board of Directors (the “Board” or “Board of Directors”) approves such a transfer. Furthermore, the Board will not approve transfer requests which would cause the Company to be characterized as a publicly traded partnership under the regulations adopted under the Internal Revenue Code of 1986, as amended (the “Code”).  The value of our units will likely be lower because they are illiquid. Members are required to bear the economic risks associated with an investment in us for an indefinite period of time.
Our current debt level could have an adverse impact on our financial condition and results of operations.

Although we have significantly reduced our level of debt, the level of our indebtedness, including our indebtedness under the Credit Agreement (the “Credit Agreement”) with AgStar Financial Services, PCA and a group of lenders (collectively the “Lenders”), a revolving note with Bunge, and other convertible debt (collectively, the “Current Loans”) could still have significant consequences to our members, including the following:

•
requiring the dedication of a substantial portion of cash flow from operations to make payments on debt, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

•	limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate;

•
we may have a higher level of debt than some of our competitors or potential competitors, which may cause a competitive disadvantage and may reduce flexibility in responding to changing business and economic conditions, including increased competition and vulnerability to general adverse economic and industry conditions;

•	increasing our vulnerability to both general and industry-specific adverse economic conditions;

•	being at a competitive disadvantage against less leveraged competitors;

•	being vulnerable to increases in prevailing interest rates; and

•	subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation.

Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we are unable to service our debt, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our units could be significantly reduced. If we default under the terms of our Current Loans because we are unable to service our debt, our current lenders or (or any subsequent lenders) could make the entire outstanding debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could have a material adverse effect on our financial condition and could cause us to cease operations.

Our current indebtedness require us to comply with certain restrictive loan covenants which may limit our ability to operate our business.

Under the terms of our Current Loans, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, make capital expenditures, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The Current Loans also contain financial covenants including a maximum revolving credit availability based on the borrowing base, minimum working capital amount, and a minimum fixed charge coverage ratio.

We have received waivers from our lenders in the past for failure to meet certain financial covenants; however, we can provide no assurance that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our loan agreements to prevent a default.

A breach of any of these covenants or requirements could result in a default under our Current Loans. If we default under our Current Loans and we are unable to cure the default or obtain a waiver, we will not be able to access the credit available under our Current Loans and there can be no assurance that we would be able to obtain alternative financing. Our Current Loans also include customary default provisions that entitle our lenders to take various actions in the event of a default, including, but not limited to, demanding payment for all amounts outstanding. If this occurs, we may not be able to repay such indebtedness or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable to us. No assurance can be given that our future operating results will be sufficient to achieve compliance with the covenants and requirements of our Current Loans.

The indebtedness under our Current Loans matures in August 2014 and there can be no assurance that new credit facilities will be available to us or on terms acceptable to us which may negatively impact our liquidity.

Our Credit Agreement with the Lenders matures on August 1, 2014. At the scheduled maturity date, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, if any, will become immediately due and payable. In addition, our convertible term note and revolving note with Bunge and our convertible term note with ICM all mature on August 31, 2014. Accordingly, we must either obtain replacement financing or upon the maturity date, we must pay all outstanding amounts then due and payable. Many ethanol producers have faced financial distress, culminating with bankruptcy filings or the sale of the plants by several companies over the past five years. This, in combination with continued volatility in the capital markets has resulted in reduced availability of capital for the ethanol industry generally. There can be no assurance that new credit facilities will be available to us or that we will be able to enter into new credit facilities with all or any of our lenders or that any new facilities will be on substantially similar terms or otherwise on terms favorable to us. In the event we are unable to obtain new credit facilities, all outstanding amounts under the Current Loans will become immediately due and payable which will have an adverse impact on our liquidity.

We operate in capital intensive businesses and rely on cash generated from operations and external financing. Limitations on access to external financing could adversely affect our operating results.

Increases in liquidity requirements could occur due to, for example, increased commodity prices. Our operating cash flow is dependent on our ability to profitably operate our businesses and overall commodity market conditions. In addition, we may need to raise additional financing to fund growth of our businesses. In this market environment, we may experience limited access to incremental financing. This could cause us to defer or cancel growth projects, reduce our business activity or, if we are unable to meet our debt repayment schedules, cause a default in our existing debt agreements. These events could have an adverse effect on our operations and financial position.

 Risks Associated With Operations

We are dependent on MidAm for our steam supply and any failure by it may result in a decrease in our profits or our inability to operate.

Under the Steam Contract, MidAm provides us with steam to operate our Facility until January 1, 2019.  We expect to face periodic interruptions in our steam supply under the Steam Contract.  For this reason, we installed boilers at the Facility to provide a backup natural gas energy source.  We also have entered into a natural gas supply agreement with Encore Energy for our long term natural gas needs, but this does not assure availability at all times.  In addition, our current environmental permits limit the annual amount of natural gas that we may use in operating our gas-fired boiler.
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

While our site is located in an area designated as above the 100-year flood plain, it does exist within an area at risk of a "500-year flood".  Even though our site is protected by levee systems, its existence next to a major river and major creeks present a risk that flooding could occur at some point in the future.  During the last half of Fiscal 2011, the Missouri River experienced significant flooding, as a result of unprecedented amounts of rain and snow in the Missouri River basin.  This produced a sustained flood lasting many weeks at a "500-year flood" level (a level which has a 0.2 percent chance of occurring).  While there were levee failures elsewhere, the levees held around our facility.  We did experience minimal rail disruption due to flooding in the surrounding areas to the north and south of the Facility, but our operations were not significantly impacted.
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

We have entered into the Track Agreement to service our track and railroad cars, which we are highly dependent upon.  There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the ethanol and distillers grains we produce.  If we cannot operate our plant at full capacity, we may experience decreased revenues which may affect the profitability of the Facility.

Our lack of business diversification could result a decrease in our revenues if market conditions similar to those faced in the first half of Fiscal 2013 continue to adversely impact the market for our primary products.

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

From our inception on March 28, 2005 through September 30, 2013, we incurred an accumulated net loss of approximately $34,891,000.  There is no assurance that we will be able to operate profitably on a consistent basis, although we did generate profit in both the third and fourth quarters of Fiscal 2013, and we have consistently generated positive EBITDA, at a level sufficient to allow us to make all required payments on our Credit Agreement.
We may have conflicting financial interests with Bunge and ICM that could cause them to put their financial interests ahead of ours.

ICM and Bunge advise our directors and have been, and are expected to be, involved in substantially all material aspects of our financing and operations.  We have entered into a number of material commercial arrangements with Bunge, as described elsewhere in this report.  Consequently, the terms and conditions of our agreements with ICM and Bunge may have not been negotiated at arm’s length.  Therefore, these arrangements may not be as favorable to us as could have been if obtained from unaffiliated third parties.  In addition, because of the extensive roles that ICM and Bunge had, it may be difficult or impossible for us to enforce claims that we may have against ICM or Bunge.  Such conflicts of interest may reduce our profitability and the value of the units and could result in reduced distributions to investors.
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

Bunge is the exclusive purchaser of our ethanol and markets our ethanol in national, regional and local markets. We do not plan to build our own sales force or sales organization to support the sale of ethanol.  As a result, we are dependent on Bunge to sell our principal product.  When there are temporary or regional disparities in ethanol market prices, it could be more financially advantageous to have the flexibility to sell ethanol ourselves through our own sales force.  We have decided not to pursue this route.  Our strategy could result in lower revenues and negatively impact our profitability if Bunge does not perform as we plan.
Risks Associated With the Ethanol Industry

Continued price volatility and fluctuations in the price of corn may adversely impact our operating results and profitability.

Our operating results and financial condition are significantly affected by the price and supply of corn.  Because ethanol competes with non-corn derived fuels, we generally are unable to readily pass along increases in corn costs to our customers. At certain levels, corn prices may make the production of ethanol uneconomical.  During Fiscal 2012 and Fiscal 2013, there was significant price pressure on local corn markets caused by the 2012 drought, nearby ethanol plants, livestock industries and other corn consuming enterprises. As a result, the price of corn was comparatively higher in relation to the price of ethanol than it has been historically. This resulted in tighter operating margins, both at our Facility and in the ethanol industry generally. These decreased operating margins affected our profitability and caused some ethanol producers, including us, to reduce production or cease operations. If the demand for corn continues to drive corn prices significantly higher, we may not be able to acquire the corn needed to continue operations.
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

Our revenues are dependent on market prices for ethanol and prices for ethanol products can vary significantly over time and decreases in price levels could adversely affect our profitability and viability.   Market prices for ethanol can be volatile as a result of a number of factors, including, but not limited to, the availability and price of competing fuels, the overall supply and demand for ethanol and corn, the price of gasoline and corn, and the level of government support. The price for ethanol has some relation to the price for oil and gasoline. The price of ethanol tends to increase as the price of gasoline increases, and the price of ethanol tends to decrease as the price of gasoline decreases, although this may not always be the case.  Any lowering of gasoline prices will likely also lead to lower prices for ethanol and adversely affect our operating results.  Increased production of ethanol may lead to lower prices.  Any downward change in the price of ethanol may decrease our prospects for profitability.
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
Increased Ethanol industry penetration by oil companies may adversely impact our margins.

The ethanol industry is a highly competitive environment and it is principally comprised of smaller entities that engage exclusively in ethanol production and large integrated grain companies that produce ethanol along with their base grain businesses. We have historically always faced competition with other small independent producers as well as larger, better financed producers for capital, labor, corn and other resources. Until recently, oil companies, petrochemical refiners and gasoline retailers have not been engaged in ethanol production to a large extent. These companies, however, form the primary distribution networks for marketing ethanol through blended gasoline. During the past few years, several large oil companies have begun to penetrate the ethanol production market. If these companies increase their ethanol plant ownership or other oil companies seek to engage in direct ethanol production, there may be a decrease in the demand for ethanol from smaller independent ethanol producers like us which could result in an adverse effect on our operations, cash flows and financial condition.

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

We face competition from foreign ethanol producers with Brazil currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under RFS2 certain parties were obligated to meet an advanced biofuel standard calling for 2.75 billion gallons of biofuels in 2013. Sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

While foreign demand, transportation costs and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect our ability to sell our ethanol profitably, which may have an adverse effect on our operations, cash flows and financial position.

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

Risks Associated With Government Regulation and Subsidization

The ethanol industry is highly dependent on government mandates relating to the production and use of ethanol and changes to such mandates and related regulations could adversely affect the market for ethanol and our results of operations.

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS2 mandate level for corn based renewable fuels for 2013 of 13.8 billion gallons approximates current domestic production levels. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate. Any significant increase in production capacity beyond the RFS2 mandated level might have an adverse impact on ethanol prices.

Additionally, under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. In 2012, governors from certain states, along with a number of livestock groups, filed formal requests with the EPA to waive the RFS requirements based on drought conditions. On November 16, 2012, the EPA denied the waiver request.  Although the EPA denied this waiver request, we cannot guarantee that if future waiver requests are filed that the EPA will deny such requests.  Our operations could be adversely impacted if such a waiver is ever granted and any reversal or waiver in federal policy on the RFS could have a significant impact on the ethanol industry.
In August 2013, the EPA announced that in its forthcoming proposed rule, it will propose adjustments to the 2014 volume requirements, including adjustments to both the advanced biofuel and total renewable fuel categories. The EPA stated it expects that in preparing the 2014 proposed rule, it will estimate the available supply of cellulosic and advanced biofuels, assess the E10 blend wall and current infrastructure and market-based limitations for blends above E10, and establish volume requirements that are reasonably attainable. Moreover, the EPA expects to utilize the notice and comment process to fully engage the public in consideration of a reasonable path forward that appropriately addresses the blend wall and other constraints. The EPA further stated it believes the statute provides it with the authority and tools needed to make appropriate adjustments in volume requirements. The proposed rule is by regulation, and was issued on November 15, 2013. The EPA proposed to ease the 2014 mandate for blending renewable fuels in gasoline to 15.2 billion gallons of renewable fuel. This is a reduction of approximately sixteen percent (16%) from what was specified under RFS. Although the EPA has authority to cause such a mandate reduction, the proposal is not final until it has received sixty (60) days of public comments and is anticipated to be final in Spring of 2014. Under this proposal, mandated corn ethanol volumes would range from 12.7 billion to 13.2 billion gallons and which would be lower than what was mandated during 2013 and 2012. Our operations could be adversely impacted if the EPA implements the 2014 mandate levels for conventional biofuels or grants a waiver in the future.

Due to drought conditions in 2012 and claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than ten percent ethanol blends, or the blend wall, legislation aimed at reducing or eliminating the renewable fuel use required by RFS2 has been introduced in Congress. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targets the repeal of the renewable fuel program of the EPA. Also introduced in April 2013, the RFS Reform Bill would prohibit more than ten percent (10%) ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills have been assigned to a congressional committee for review before such bills are sent to the House or Senate. The enactment of these bills, or similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and our business operations.

On April 10, 2013 the Renewable Fuel Standard Elimination Act was introduced as H.R. 1461. The bill is targeted to repeal the renewable fuel program of the Environmental Protection Agency, or EPA. Also introduced on April 10, 2013 was the RFS Reform Bill which would prohibit more than ten percent ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills were assigned to a congressional committee, which will consider them before possibly sending any on to the House or Senate as a whole. The enactment of the RFS Reform Bill of 2013, the RFS Elimination Bill of 2013 or other legislation reducing the RFS2 mandate, could have a material adverse effect on our operations as well as the entire ethanol industry.

The compliance mechanism for RFS2 is the generation of renewable identification numbers, or RINs, which are generated and attached to renewable fuels such as the ethanol we produce and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS2 or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugar cane ethanol. If changes to RFS2 result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and our operations could be adversely impacted.

Federal law mandates the use of oxygenated gasoline in the winter in areas that do not meet Clean Air Act standards for carbon monoxide. If these mandates are repealed, the market for domestic ethanol could be significantly reduced. Additionally, flexible-fuel vehicles receive preferential treatment in meeting corporate average fuel economy, or CAFE, standards. However, high blend ethanol fuels such as E85 result in lower fuel efficiencies. Absent the CAFE preferences, it may be unlikely that auto manufacturers would build flexible-fuel vehicles. Any change in these CAFE preferences could reduce the growth of E85 markets and result in lower ethanol prices, which could adversely impact our operating results.

To the extent that such federal or state laws or regulations are modified, the demand for ethanol may be reduced, which could negatively and materially affect our ability to operate profitably.

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
Item 2.   Properties.
We own the Facility site located near Council Bluffs, Iowa, which consists of three parcels totaling nearly 275 acres.  This property is encumbered under the mortgage agreement with Lenders.  We lease a building on the Facility site to an unrelated third party, and lease 55.202 acres on the south end of the property to an unrelated third party for farming.

Item 3.   Legal Proceedings.
There are no items to report.
Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.
As of September 30, 2013, we had (i) 8,810 Series A Units issued and outstanding held by 828 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for its units, nor is one contemplated.  To date, we have made distributions totaling $1,000,009 to our members; however, we cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.
Item 6.     Selected Financial Data.

	Fiscal 2013	Fiscal 2012
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	12,437	6,285
Total current assets	33,553	36,753
Total assets	178,426	192,383
Total current liabilities	136,217	29,798
Total long term liabilities	612	115,523
Total liabilities	136,829	145,321
Total members' equity	41,597	47,062

	Fiscal 2013	Fiscal 2012
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	350,194	362,876
Cost of Goods Sold	343,063	349,812
Gross Margin	7,131	13,064
General and Administrative Expenses	3,966	4,533
Other Expense	8,644	9,193
Net Loss	(5,479)	(662)
Loss per Unit:
Basic & Diluted	(416.97)	(50.35)

Adjusted EBITDA is defined as net income (loss) plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, then adjusted for unrealized hedging losses (gains).  Adjusted EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.
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

	Fiscal 2013	Fiscal 2012
	Amounts	Amounts
	in 000's	in 000's
EBITDA
Net Loss	(5,479)	(662)
Interest Expense, Net	9,356	10,156
Depreciation	11,387	11,393
EBITDA	15,264	20,887

Unrealized Hedging (gain) loss	3,746	(8,063)

Adjusted EBITDA	19,010	12,824

Adjusted EBITDA per unit	1,446.73	976.02

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

Overview
The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 125 million gallon capacity ethanol plant (the “Facility”).  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, and corn syrup in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

One of the by-products of ethanol production is CO2. Effective April 2, 2013, the Company and EPCO Carbon Dioxide Products, Inc., an Illinois corporation ("EPCO”), entered into a Carbon Dioxide Purchase and Sale Agreement (the “EPCO Agreement”) pursuant to which the Company has agreed to supply, and EPCO has agreed to purchase, a portion of raw CO2 gas produced by the Facility which meets certain specifications. EPCO will lease a portion of the Company’s real estate property under a separate written lease, on which EPCO will construct a carbon dioxide liquefaction plant (the “EPCO Plant”). EPCO will use the EPCO Plant for the sole purpose of producing, marketing and selling food grade CO2 from the raw CO2 that EPCO purchases from the Company. Upon completion of the EPCO Plant and production thereunder the Company anticipates it will report sales of CO2.

Industry Factors Affecting our Results of Operations

During the fiscal year ended September 30, 2013 (“Fiscal 2013”), the ethanol industry experienced compressed ethanol margins as a result of a combination of factors and the industry is just beginning to experience some decompression.

•
Corn prices increased substantially during the fiscal year ended September 30, 2012 ("Fiscal 2012") and traded at all-time highs during the fourth quarter of Fiscal 2012 as a result of the drought conditions in the Midwest region of the United States. Corn prices began to recede in Fiscal 2013 but remained high throughout most of the fiscal year. For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, the price per bushel paid was $6.57 and $7.65, respectively.

•
Estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast lower ethanol production levels and correspondingly reduced demand levels as result of higher corn prices. Industry production for the three months ending September 30, 2013 dropped 13,524,000 gallons from the three month period ending September 30, 2012, U.S. ethanol production reached its lowest level since 2010. The lower production levels combined with lower inventory stocks had a positive effect on ethanol margins in the last three quarters of Fiscal 2013.

•	Reduced demand for motor fuels in the U.S. resulting from higher gasoline prices and more fuel efficient vehicles.

•
Increased imports of ethanol from foreign producers, principally Brazil which represented 98.9% as of September 30, 2013, shipments received in U.S. ports, according to the Renewable Fuels Association. However, in response to a rise in local sugarcane production, in May 2013, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil from 20% to 25% which may result in decreased imports of ethanol from Brazil into the United States.

In response to the compressed ethanol margins which reached near break-even levels during the first quarter of Fiscal 2013 and affected our results of operations, we decreased production substantially in the first quarters of Fiscal 2013. We slightly increased production back toward capacity in the second quarter of Fiscal 2013 and during the third quarter of Fiscal 2013, we increased production further so that our plant began running at capacity and we have been running at capacity since. The decreased production during Fiscal 2013, coupled with the high corn prices, resulted in a Fiscal 2013 net loss of $5,479,000 as compared to a net loss of $662,000 for Fiscal 2012.

Because of compressed ethanol margins experienced throughout much of Fiscal 2013, many ethanol producers have faced financial distress resulting in bankruptcy filings or other insolvency events. As a result, the ethanol industry has experienced reduced availability of capital and financings especially when combined with the continued volatility in the capital markets. Our indebtedness under the Credit Agreement matures on August 1, 2014, and our revolving and convertible term notes with Bunge and ICM mature on August 31, 2014 at which time any principal amounts outstanding are due. We are currently in negotiations with various lenders, including our current lenders, to refinance our existing indebtedness or to obtain new credit facilities. We currently anticipate closing on any refinancing or new facilities prior to the maturation of our current indebtedness. We may face various challenges in obtaining refinancing or new credit facilities due to the current market environment impacting the ethanol industry.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2013 and 2012.

	Fiscal 2013			Fiscal 2012
	Amounts	% of Revenues	Average Price Per Gallon	Amounts	% of Revenues	Average Price Per Gallon
	in 000's			in 000's
Income Statement Data
Revenues	350,194	100.0%	$3.14	362,876	100.0%	$2.96
Cost of Good Sold
Material Costs	283,532	81.0%	2.54	289,259	79.7%	2.36
Variable Production Exp	35,294	10.1%	0.32	36,958	10.2%	0.30
Fixed Production Exp	24,237	6.9%	0.22	23,595	6.5%	0.19
Gross Margin	7,131	2.0%	0.06	13,064	3.6%	0.11
General and Administrative Expenses	3,966	1.1%	0.04	4,533	1.2%	0.04
Other Expenses	8,644	2.5%	0.08	9,193	2.5%	0.07
Net Loss	(5,479)	(1.6)%	$(0.06)	(662)	(0.2)%	$—

Revenues
Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. The decrease in revenue from Fiscal 2012 to Fiscal 2013 was due to an 10.8 million gallon decrease in ethanol sold during Fiscal 2013 over Fiscal 2012 (partially offset by the average price per gallon of ethanol increase by approximately $ 0.09 per gallon) and an increase in the average price per ton of distillers grains of approximately $ 14.12, with 16,666 fewer tons being sold between the two years.  The decrease in ethanol revenue resulted primarily from the decrease in production during the first two quarters of Fiscal 2013. Corn oil, first introduced in Fiscal 2012, generated $1.2 million of revenue less than Fiscal 2012. Corn oil revenue was equal to about 2.53% and 2.76% of our total revenue for Fiscal 2013 and Fiscal 2012, respectively.

	Fiscal 2013			Fiscal 2012
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Denatured and undenatured Ethanol	111,829,662	75.09%	$2.35	122,626,702	76.46%	$2.26
Dry Distiller's Grains	255,346	17.93%	$245.94	293,806	17.47%	$215.79
Wet Distiller's Grains	129,354	3.80%	$102.89	110,725	2.86%	$93.81
Corn Oil	11,989	2.53%	$738.48	13,382	2.76%	$749.25
Syrup	32,687	0.65%	$69.82	29,522	0.44%	$54.44

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 98% and 96.4% for Fiscal 2013 and 2012, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.  We ground 39,291,183 and 43,597,171 bushels of corn at an average price of $7.12 and $6.68 per bushel during Fiscal 2013 and 2012, respectively.  Our average steam and natural gas energy cost was $4.33 and $3.85 per MMBTU for Fiscal 2013 and Fiscal 2012, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an increase of $1,202,858 in our cost of goods sold for Fiscal 2013, compared to a decrease of $7,766,608 in our cost of goods sold for Fiscal 2012.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a decrease when comparing Fiscal 2013 to Fiscal 2012 due to the quantity of chemicals decreasing.  Fixed production expenses showed an increase when comparing Fiscal 2013 to Fiscal 2012 due to an increase in repair and maintenance expense.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.1% for Fiscal 2013 and 1.2% for Fiscal 2012.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2013 were approximately $3,966,000, as compared to approximately $4,533,000 for Fiscal 2012.  The decrease in general and administrative expenses from Fiscal 2012 to Fiscal 2013 is partially due to a decrease in professional fees and sales taxes.  We expect our general and administrative expenses to remain flat to slightly decreasing during the first two quarters of the year ending September 30, 2014 (“Fiscal 2014“).
Other (Expense)

Our other expenses were approximately $8,644,000 and $9,193,000 for both Fiscal 2013 and 2012, respectively, and were approximately 2.5% of our revenues. The majority of this decrease in other expenses was a result of a decrease in interest expense which occurred in Fiscal 2013.
Net (Loss)

Our net losses from operations for Fiscal 2013 and 2012 were approximately 1.6% and 0.2% of our revenues, respectively.

Liquidity and Capital Resources
As of September 30, 2013, we had a balance of $68,837,175 under our Credit Agreement.  Our Credit Agreement originally consisted of $126,000,000 consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000. On March 29, 2013, we entered into an amendment to the Credit Agreement (the “March Amendment”) to extend the term revolving working capital term facility through October 31, 2013 and eliminate the tangible net worth covenant; however, the available credit under such revolving facility was reduced to $13,214,000. On October 31, 2013, we entered into another amendment to the Credit Agreement (the “October Amendment”) to extend the maturity date to August 1, 2014, the same date as the term loan and term revolving loans mature, and waived any default that had or could have occurred under certain financial covenants under the Credit Agreement as of September 30, 2013. Under the October Amendment, the amount of credit available under such revolving facility is $11,428,600.
Under the terms of our Credit Agreement, we must pay an annual amount equal to 65% of our Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties. Under our Credit Agreement, the borrowing base is defined as, “at any time, the lesser of: (i) eleven million, four hundred twenty eight thousand dollars ($11,428,000), or (ii) the sum of:  (A) seventy-five percent (75%) of our eligible accounts receivable, plus (B) seventy-five percent (75%) of our eligible inventory.  In addition to compliance with the borrowing base, we are subject to various affirmative and negative covenants under the Credit Agreement.  Based on the October Amendment, we were in compliance with financial covenants under our Credit Agreement as of September 30, 2013. No Excess Cash Flow payment was due at September 30, 2013.
As of September 30, 2013 and September 30, 2012, we had $58,837,175 and $68,991,649, respectively, under our term loan, $10,000,000 outstanding under the term revolver and $0 and $5,875,000 under the revolving working capital term (the “Revolving LOC”). We had an additional $13,214,000 and $9,125,000 as of September 30, 2013 and 2012, respectively available under the Revolving LOC. As part of the Revolving LOC, we may also request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate. There were no outstanding letters of credit as of September 30, 2013. As of October 31, 2013, we had an additional $11,428,600 available under the Revolving LOC.
We entered into a revolving note with Bunge N.A. Holdings, Inc. (“Holdings”) dated August 26, 2009 (which Holdings assigned to Bunge effective September 28, 2012 (the “Bunge Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, we may make payments on the Bunge Revolving Note so long as we are in compliance with our borrowing base covenant and there is not a payment default under the Credit Agreement. As of September 30, 2013 and September 30, 2012, the balance outstanding was $5,000,000 and $3,750,000, respectively, under the Bunge Revolving Note.   Under the Bunge Revolving Note, we made certain standard representations and warranties. The Bunge Revolving Note matures in August 2014 and we are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on a new credit new facility prior to the maturation of the current facility. In connection with the refinancing of our existing indebtedness, we may face various challenges due to the current market environment impacting the ethanol industry.
The Credit Agreement matures on August 1, 2014, at which time any principal amounts outstanding are due and, in accordance with GAAP, all outstanding amounts under the Credit Agreement are classified as current maturity in our financial statements. We are currently in discussions with various lenders, including our current Lenders, for a new credit facility and anticipate closing on the new facility prior to the maturation of the Credit Agreement.

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

The prices of our primary input (corn) and our principal products (ethanol and distillers grains) are expected to stabilize in the first quarter of Fiscal 2014, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins will be stronger in the first and second quarter of Fiscal 2014 than our operating margins in Fiscal 2013.  We expect that in the last three quarters of Fiscal 2014 our margins will be steady if ethanol and corn prices maintain their stability.
Primary Working Capital Needs
Cash provided by operations for Fiscal 2013 and 2012 was $21,686,000 and $8,464,000, respectively.  This change is primarily a result of a $4 million decrease in denatured ethanol and distillers grain inventories, a $4 million decrease in derivative financial instrument (corn market differential), and a $2.2 million increase in accounts payable to a related party.  For Fiscal 2013 and 2012, net cash used in investing activities was ($730,000) and ($875,000), respectively, primarily for fixed asset additions.  For Fiscal 2013 and 2012, net cash used in financing activities was ($14,804,000) and ($12,311,000), respectively.   In 2013 the cash was used to pay down our debt.  During Fiscal 2013, pursuant to contractual terms, we made principal payments on our term debt in the amount of $10,154,474, which included no Excess Cash Flow Payment.
During the first quarter of Fiscal 2013, we estimate that we will require approximately $59,100,000 for our primary input of corn and $3,224,000 for our energy sources of steam and natural gas.  As of October 31, 2013, we have approximately $11,428,600 available under our Revolving LOCs to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.
We believe that our existing sources of liquidity, including cash on hand, available revolving credit and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months. However, in the event that the market experiences significant price volatility and negative crush margins at or in excess of the levels experienced during Fiscal 2013, we may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, or negotiating short-term concessions from our lenders.

All of our senior debt instruments with AgStar and with our subordinated debt agreements matures in August, 2014, at which time any principal amounts outstanding are due and, in accordance with GAAP, all outstanding amounts under the instruments are classified as current maturity in the financial statements. The Company is currently in negotiations with various lenders, including its current Lenders, to refinance all of its exisiting indebtedness or obtain new credit facilities. The Company currently anticipates closing on any refinancing or new facilities prior to the maturation of the current agreements.

Commodity Price Risk
Our operations are highly dependent on commodity prices, especially prices for corn, ethanol and distillers grains and the spread between them. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn through adjustments in prices for ethanol.  We continue to monitor corn and ethanol prices and manage the "crush margin" to effect our longer-term profitability.
We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the commodities used for, and produced in, our business operations and, to the extent we have working capital available and available market conditions are appropriate, we engage in hedging transactions which involve risks that could harm our business. We measure and review our net commodity positions on a daily basis.  Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments.  The effectiveness of our hedging strategies is dependent upon the cost of commodities and our ability to sell sufficient products to use all of the commodities for which we have futures contracts.  Although we actively manage our risk and adjust hedging strategies as appropriate, there is no assurance that our hedging activities will successfully reduce the risk caused by market volatility which may leave us vulnerable to high commodity prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which price changes in corn, ethanol and distillers grain to not work in our favor.
In addition, as described above, hedging transactions expose us to the risk of counterparty non-performance where the counterparty to the hedging contract defaults on its contract or, in the case of over-the-counter or exchange-traded contracts, where there is a change in the expected differential between the price of the commodity underlying the hedging agreement and the actual prices paid or received by us for the physical commodity bought or sold.  We have, from time to time, experienced instances of counterparty non-performance but losses incurred in these situations were not significant.
Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match any gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in the current period (commonly referred to as the “mark to market” method). The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, our hedging strategies may cause immediate adverse effects, but are expected to produce long-term positive impact.
In the event we do not have sufficient working capital to enter into hedging strategies to manage our commodities price risk, we may be forced to purchase our corn and market our ethanol at spot prices and as a result, we could be further exposed to market volatility and risk. However, during the past year, the spot market has been advantageous.
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
The effects, positive or negative, on liquidity resulting from our hedging activities tend to be mitigated by offsetting changes in cash prices in our business. For example, in a period of rising corn prices, gains resulting from long grain derivative positions would generally be offset by higher cash prices paid to farmers and other suppliers in local corn markets. These offsetting changes do not always occur, however, in the same amounts or in the same period.
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our profitability by approximately $44.2 million, or $0.35 per gallon, assuming our plant operates at 100% of our capacity (production of 125 million gallons per year) assuming no increase in the price of ethanol.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $62.5 million decrease in revenue.
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

We sell ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company or the customers have taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  Our products are generally shipped FOB loading point.  Our ethanol sales are handled through our ethanol agreement with Bunge.  Corn oil and distillers grains are sold through our agreements with Bunge, which sets the price based on the market price to third parties.  Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by us for the sale of ethanol and co-products are included in cost of goods sold.

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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2013, the Company was committed to sell 0.563 million gallons of ethanol and  91,441 tons of distillers grains and solubles.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2013, the Company was committed to purchasing 1.785 million bushels of corn on a forward contract basis resulting in a total commitment of $4,623,256.  These forward contracts had a fair value of $4,130,108 at September 30, 2013.
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
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories and forward purchase contracts.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the twelve months ended September 30, 2013 and 2012, the Company recorded a combined realized and unrealized loss of $1,202,858 and gain of $7,766,608, respectively, as a component of cost of goods sold. During the twelve months ended September 30, 2013 and 2012, the Company did not enter into any significant amount of ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with our policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2013.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors
Southwest Iowa Renewable Energy, LLC
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2013 and 2012, and the related statements of operations, members’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey LLP
Des Moines, Iowa
November 19, 2013

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets - September 30, 2013 and 2012
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
ASSETS
Current Assets
Cash and cash equivalents	$12,437	$6,285
Restricted cash	303	302
Accounts receivable	722	268
Accounts receivable, related party	10,441	12,088
Derivative financial instruments	767	976
Inventory	8,445	12,427
Derivative financial instruments, related party	—	4,013
Prepaid expenses and other	438	394
Total current assets	33,553	36,753
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	205,356	204,597
Office and other equipment	751	751
	208,171	207,412
Accumulated depreciation	(64,987)	(53,679)
Net property and equipment	143,184	153,733
Other Assets
Financing costs, net of amortization of $3,772 and $3,202, respectively	431	1,001
Other assets	1,258	896
	1,689	1,897
Total Assets	$178,426	$192,383

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$1,130	$1,366
Accounts payable, related parties	6,457	3,937
Derivative financial instruments, related party	493	—
Accrued expenses	3,318	2,837
Accrued expenses, related parties	932	1,657
Current maturities of notes payable	123,887	20,001
Total current liabilities	136,217	29,798
Long Term Liabilities
Notes payable, less current maturities	212	115,023
Other long-term liabilities	400	500
Total long term liabilities	612	115,523
Commitments and Contingencies (Note 9 and 10)
Members' Equity
Members' capital
13,144 and 13,139 Units issued and outstanding	76,488	76,474
Accumulated profit (deficit)	(34,891)	(29,412)
Total members' equity	41,597	47,062
Total Liabilities and Members' Equity	$178,426	$192,383
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statement of Operations
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
Revenues	$350,194	$362,876
Cost of Goods Sold
Cost of goods sold-non hedging	341,860	357,579
Realized & unrealized hedging (gains) / losses	1,203	(7,767)
	343,063	349,812

Gross Margin	7,131	13,064

General and administrative expenses	3,966	4,533

Operating Income	3,165	8,531

Other Income (Expense)
Interest income	8	20
Other income	712	963
Interest expense	(9,364)	(10,176)
	(8,644)	(9,193)

Net (Loss)	$(5,479)	$(662)

Weighted Average Units Outstanding	13,140	13,139
Net (loss) per unit, basic & diluted	$(416.97)	$(50.35)
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statement of Members' Equity
(Dollars in thousands)
	Members' Capital	Earnings (Deficit) Accumulated	Total
Balance, September 30, 2011	76,474	(27,750)	48,724
Net (loss)	—	(662)	(662)
Dividends	—	(1,000)	(1,000)

Balance, September 30, 2012	76,474	(29,412)	47,062
Net (loss)	—	(5,479)	(5,479)
Subordinated debt converted to units	—	14	14

Balance, September 30, 2013	76,488	(34,891)	41,597

See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Condensed Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,479)	$(662)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	11,387	11,393
Amortization	570	861
Loss on disposal of property	28	11
Other assets	(362)	(896)
Accrued interest added to long term debt	3,893	3,578
(Increase) decrease in current assets:
Accounts receivable	1,193	5,510
Inventories	3,982	(1,229)
Prepaid expenses and other	(44)	510
Derivative financial instruments, related party	4,013	(4,013)
Derivative financial instruments	209	(423)
Decrease in other long-term liabilities	(100)	(100)
Increase (decrease) in current liabilities:
Accounts payable	2,284	(2,026)
Derivative financial instruments, related party	493	(2,097)
Accrued expenses	(381)	(1,953)
Net cash provided by operating activities	21,686	8,464

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(768)	(874)
Increase in restricted cash	(1)	(1)
Proceeds from sale of equipment	39	—
Net cash (used in) investing activities	(730)	(875)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(120)
Dividends paid to members	—	(1,000)
Proceeds from notes payable, including LOC	166,400	18,763
Payments on borrowings, including LOC	(181,204)	(29,954)
Net cash (used in) financing activities	(14,804)	(12,311)

Net increase (decrease) in cash and cash equivalents	6,152	(4,722)

CASH AND CASH EQUIVALENTS
Beginning	6,285	11,007
Ending	$12,437	$6,285

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES
Use of deposit for financing fee	$—	$203
Property, plant, & equipment purchases in accrued expenses	137	—
Conversion of subordinated debt into units	14	—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,989	$8,057

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Condensed Financial Statements September 30, 2013

Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005 and began producing ethanol in February 2009.  The Company sold 111.8 million gallons and 122.6 million gallons of ethanol in the years ended September 30, 2013 (“Fiscal 2013”) and September 30, 2012 (“Fiscal 2012”), respectively   The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company has restricted cash used as collateral for a loan with the Iowa Economic Development Authority (“IEDA”) formerly known as the Iowa Department of Economic Development.
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

The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. Corn oil is sold through a corn oil agreement ( the “Corn Oil Agency Agreement”) with Bunge based on market prices.   Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2013 and 2012, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2013, the Company was committed to sell 0.563 million gallons of ethanol and  91,441 tons of distillers grains and solubles.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2013, the Company was committed to purchasing 1.785 million bushels of corn on a forward contract basis resulting in a total commitment of $4,623,256.  These forward contracts had a fair value of $4,130,108 at September 30, 2013.
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
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories and forward purchase contracts.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options.  The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn. During the twelve months ended September 30, 2013 and 2012, the Company recorded a combined realized and unrealized loss of $1,202,858 and gain of $7,766,608, respectively, as a component of cost of goods sold. During the twelve months ended September 30, 2013 and 2012, the Company did not enter into any significant amount of ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at September 30, 2013 and 2012 are as follows:

	Balance Sheet Classification	September 30, 2013	September 30, 2012
Futures and option contracts
In gain position		$355,575	$806,710
In loss position		(517,525)	(1,668,970)
Cash held by broker		929,359	1,838,048
	Current asset	767,409	975,788
Forward contracts, corn, related party	Current asset	—	4,013,005
		$767,409	$4,988,793
Forward contracts, corn, related party	Current liability	$493,175	$—

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2013 and 2012 consist of the following:

	September 30, 2013	September 30, 2012
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	$6,945,600	$1,194,029
Futures and option contracts	(5,742,742)	(8,960,637)

Inventory
Inventory is stated at the lower of cost or market value using the average cost method.  Market value is based on current replacement values, to the extent that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.
Property and Equipment
Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 Years
Process Equipment	10 - 20 Years
Office Equipment	3-7 Years

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset.  In accordance with Company policies, management has evaluated the plant for possible impairment based on projected future cash flows from operations.  Management has determined that its projected future undiscounted cash flows from operations exceed the carrying value of the plant and that no impairment existed at September 30, 2013.
Income Taxes

The Company has elected to be treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local authorities for the years before 2010.
Net (loss) per unit
Net (loss) per unit has been computed on the basis of the weighted average number of units outstanding during each period presented.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable accrued expenses and debt approximate fair value due to the short term nature of these instruments.

Note 3:  Inventory
Inventory is comprised of the following at:

	September 30, 2013	September 30, 2012

Raw Materials - corn	$2,607,274	$2,730,670
Supplies and Chemicals	$2,779,393	$2,660,500
Work in Process	$2,090,065	$3,225,231
Finished Goods	$968,382	$3,810,225
Total	$8,445,114	$12,426,626

Note 4:   Members’ Equity
At September 30, 2013 and 2012 outstanding member units were:

	September 30, 2013	September 30, 2012
A Units	8,810	8,805
B Units	3,334	3,334
C Units	1,000	1,000

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

Note 5:   Revolving Loan/Credit Agreements
AgStar
The Company originally entered into a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “ Lenders”) for $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of up to $10,000,000 and a revolving working capital term facility of up to $15,000,000.  On March 29, 2013, the Company and AgStar entered into an amendment to the Credit Agreement to extend the term of the revolving working capital term facility through October 31, 2013 and eliminate the tangible net worth covenant, with available credit under such revolving facility of $13,214,000. On October 31, 2013, we entered into another amendment to the Credit Agreement (the “October Amendment”) to extend the maturity date to August 1, 2014, the same date as the term loan and term revolving loans mature, and waived any default that had or could have occurred under certain financial covenants under the Credit Agreement as of September 30, 2013. The October Amendment includes $11,428,600 available under such revolving facility.
The Credit Agreement requires compliance with certain financial and non-financial covenants.  Borrowings under the Credit Agreement are collateralized by substantially all of the Company’s assets.  The term credit facility requires monthly principal and interest payments.  The loan is amortized over 114 months, with a balloon maturity on August 1, 2014.  Any borrowings are subject to borrowing base restrictions as well as certain prepayment penalties.  The $10,000,000 term revolver is interest only until maturity on August 1, 2014.
Under the terms of the Credit Agreement, as amended in March 2013, the Company could draw a maximum $13,214,000 or 75 percent of eligible accounts receivable and eligible inventory on the revolving working capital term facility.  As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate. There were no outstanding letters of credit as of September 30, 2013.There was no outstanding balance on this loan as of September 30, 2013 and there is currently $11,428,000 available, after the October Amendment.
As of September 30, 2013 and 2012, the outstanding balance under the Credit Agreement was $68,837,175 and $84,866,648, respectively.  In addition to all the other payments due under the Credit Agreement, the Company must pay an annual amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.  No Excess Cash Flow payment was due for the year ended September 30, 2013.

The Company was either in compliance with all financial covenants under the Credit Agreement as of September 30, 2013 or the Lenders waived any default that had or could have occurred under the certain financial covenants as of September 30, 2013 under the October Amendment.
The Credit Agreement matures on August 1, 2014, at which time any principal amounts outstanding are due and, in accordance with GAAP, all outstanding amounts under the Credit Agreement are classified as current maturity in the financial statements. The Company is currently in negotiations with various lenders, including its current Lenders, to refinance all of its exisiting indebtedness or obtain new credit facilities. The Company currently anticipates closing on any refinancing or new facilities prior to the maturation of the Credit Agreement.

Bunge

On August 26, 2009, Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, entered into a subordinated convertible term note to the Company (the "Bunge Note"), in the amount of $27,106,079, which was assigned by Holdings to Bunge effective September 28, 2012 (the “Bunge Note”). The Bunge Note is due on August 31, 2014 and repayment is subordinated to the Credit Agreement. The Bunge Note is convertible into Series U Units at the price of $3,000 per Unit.  As of September 30, 2013 and 2012, there was $36,765,265 and $33,922,334 , respectively. outstanding under the Bunge Note and $491,957 and $473,162 of accrued interest (included in accrued expenses, related parties) due to Bunge, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st each  year.
The Company entered into a revolving note with Holdings dated August 26, 2009, providing for a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Note”) which was assigned to Bunge effective September 28, 2012. Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. The balance under the Bunge Revolving Note, as of September 30, 2013 and 2012, was $5,000,000 and $3,750,000, respectively.
The Bunge Note and Bunge Revolving Note mature on August 31, 2014, at which time any principal amounts outstanding are due and, in accordance with GAAP, all outstanding amounts under the Bunge Note and Bunge Revolving Note are classified as current maturity in the financial statements. The Company is currently in discussions with various lenders, including Bunge, to refinance all of its existing indebtedness or obtain new credit facilities. The Company anticipates closing on any refinancing or new facilities prior to the maturation of the Bunge Note and Bunge Revolving Note.

ICM
On June 17, 2010, ICM, Inc. (“ICM”) entered into a subordinated convertible term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of September 30, 2013 and 2012, there was $12,671,481 and $11,691,666, respectively, outstanding under the ICM Term Note, and $169,557 and $163,068 of accrued interest due (included in accrued expense, related party) to ICM, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st each  year.
The ICM Term Note matures on August 31, 2014, at which time any principal amounts outstanding are due and, in accordance with GAAP, all outstanding amounts under the ICM Term Note are classified as current maturity in the financial statements. The Company is currently in discussions with various lenders, including ICM, to refinance all of its existing indebtedness or obtain new credit facilities. The Company anticipates closing on any refinancing or new facilities prior to the maturation of the ICM Term Note.

Note 6: Notes Payable
Notes payable consists of the following:

	September 30, 2013	September 30, 2012
$300,000 Note payable to IEDA, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 26, 2016 on the non-forgivable portion. (A)	$220,000	$250,000
Convertible Subordinated Notes payable to unit holders, bearing interest at LIBOR plus 7.50 to 10.5% (7.897% at September 30, 2013); maturity on August 31, 2014.	551,941	531,508
Note payable to affiliate Bunge, N.A., bearing interest at LIBOR plus 7.50 to 10.5% (7.897% at September 30, 2013); maturity on August 31, 2014.	36,765,265	33,922,334
Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50 to 10.5% (7.897% at September 30, 2013); maturity on August 31, 2014.	12,671,481	11,691,666
Term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at September 30, 2013); maturity on August 1, 2014.	28,231,518	33,745,859
Term facility payable to AgStar bearing interest at a fixed 6%; maturity on August 1, 2014.	30,605,657	35,245,790
Term revolver payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at September 30, 2013); maturity on August 1, 2014.	10,000,000	10,000,000
$15 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at December 31, 2012), matured March 29, 2013.	—	5,875,000
$13.214 million revolving working capital term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at March 31, 2013), matures October 31, 2013. (B)	—	—
Capital leases payable to AgStar bearing interest at 3.088% maturing May 15, 2013.	53,064	12,256
Revolving line of credit payable to Bunge, bearing interest at LIBOR plus 7.50 to 10.5% with a floor of 3.00% (7.683% at September 30, 2013).	5,000,000	3,750,000
	124,098,926	135,024,413
Less Current Maturities	(123,887,338)	(20,001,369)
Total Long Term Debt	211,588	115,023,044
(A) The $300,000 IEDA loan is comprised of two components under the Master Contract (the “ Master Contract”) between the Company and IEDA: i) a $150,000, non interest-bearing component that requires monthly payments of $2,500, which began in March, 2011 with a final payment of $2,500 due February, 2016; and ii) a $150,000 forgivable loan.  The Company has secured the $300,000 loan by a time deposit account in the same amount to collateralize the loan. The note under the Master Contract is collaterized by the Company's assets, subordinate to the Credit Agreement.
(B) Based on the October Amendment the available credit under the revolving working capital term facility is $11,428,600.

Approximate aggregate maturities of notes payable as of September 30, 2013 are as follows:

2014	123,887,338

2015	51,588

2016	160,000

Total	124,098,926

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
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2013 and 2012, categorized by the level of the valuation inputs within the fair value hierarchy:

	2013
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$355,575	$—	$—
Liabilities:
Derivative financial instruments	517,525	493,175	—
	2012
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$806,710	$4,013,005	$—
Liabilities:
Derivative financial instruments	1,668,970	—	—

Note 8:   Incentive Compensation
The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) and to employees from time to time, subject to vesting provisions as determined for each award. The EPUs are valued at fair-value. The Company had 24.21 unvested EPUs outstanding under this plan as of September 30, 2013, which will vest three years from the dates of the awards.  During the twelve months ended September 30, 2013 and 2012, the Company recorded compensation expense related to this plan of approximately $28,000 and $12,000, respectively.  As of September 30, 2013 and 2012, the Company had a liability of approximately $45,000 and $17,000, respectively, outstanding as deferred compensation and has approximately $40,000 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.  The liability under the plan is recorded at fair market value on the balance sheet based on the book value, which approximates fair value, of the Company’s equity units as of September 30, 2013.

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
Under the Ethanol Agreement which expires August 31, 2014, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years. The Ethanol Agreement will automatically renew for successive three-year terms unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $1,442,390 and $1,717,529 during the twelve months ended September 30, 2013 and 2012, respectively, under the Ethanol Agreement.
Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The Risk Management Services Agreement has an initial term of three years and automatically renews for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under the Risk Management Services Agreement for the periods ended September 30, 2013 and 2012 were $300,000.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge from time to time when the cars are not in use in our operations. Expenses under this agreement for the twelve months ended September 30, 2013 and 2012 were $5,398,107 and $5,414,296, respectively. The Company had a sublease agreement for 100 hopper cars that were leased back to Bunge that expired on September 14, 2013.  The Company has a new sublease for 200 hopper cars with Bunge that expires September 14, 2014. As the sublease rates were less than the original lease rate, a loss was recorded at inception of the sublease and is being accreted to rent expense over the life of the sublease. Upon expiration of the sublease, the Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of the current market conditions, and the expected conditions in 2014. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship DG to distant markets, primarily the export markets.
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
Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.    The Company expensed $2,350,712 and $2,258,148 in fees during Fiscal 2013 and Fiscal 2012.
On August 26, 2009, in connection with the original issuance of the Bunge Note, the Company also executed a Bunge Agreement—Equity Matters (the “Bunge Equity Agreement”), which was subsequently amended on June 17, 2010 and then assigned by Holdings to Bunge effective September 28, 2012. The Bunge Equity Agreement provides that (i) Bunge has preemptive rights to purchase new securities in the Company, and (ii) the Company is required to redeem any Series U Units held by Bunge with 76% of the proceeds received by the Company from the issuance of equity or debt securities.
The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge.   Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate our ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn procured by Bunge for the Company under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events. The annual expenses were $1,191,765 and $1,310,366 for the fiscal years ended September 30, 2013 and 2012, respectively.
On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the twelve months ended September 30, 2013 and 2012 were $177,440 and $201,068, respectively.
 The Company and Bunge have also entered into certain term and revolving credit facilities. See Note 5 Revolving Loan/Credit Agreements for the terms of these financing arrangements.
ICM
On November 1, 2006, in consideration of its agreement to invest $6,000,000 in the Company, ICM became the sole Series C Member.  As part of ICM’s agreement to invest in Series C Units, the Operating Agreement provides that the Company will not, without ICM’s approval (i) issue additional Series C Units, (ii) create any additional Series of Units with rights senior to the Series C Units, (iii) modify the Operating Agreement to adversely impact the rights of Series C Unit holders, or (iv) repurchase or redeem any Series C Units.  Additionally, ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member. Additionally, ICM owns eighteen (18) Series A Units.

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

Note 10: Commitments
The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, will remain in effect until January 1, 2019.  Expenses under this agreement for the year ended September 30, 2013 and 2012 were $6,431,205 and $5,678,358, respectively.
In April, 2008 the Company entered into a Firm Throughput Service Agreement with a natural gas supplier, an unrelated party, under which the vendor agreed to provide the gas required by the Company, up to 900 Dth per day. The Company agreed to pay the maximum reservation and commodity rates as provided under the vendor’s FERC Gas Tariff as revised from time to time, as well as other additional charges. The agreement specifies an in-service date of October 1, 2008, and the term of the agreement is seven years.  Expenses for the years ended September 30, 2013 and 2012 were $40,217 and $40,217, respectively.
The Company entered into a natural gas supply agreement with Encore Energy. The agreement is month to month and may be canceled upon 30 days written notice.  The Company has incurred expenses of $5,962,829 and $6,626,113, for the year ended September 30, 2013 and 2012, respectively.
In January, 2007, the Company entered into an agreement with an unrelated party, Iowa Interstate Railroad, LTD, to provide the transportation of the Company’s commodities from Council Bluffs, Iowa to an agreed upon customer location.   The agreement had an initial term of five years and then automatically renews for additional one year periods unless canceled by either party.  The Company agreed to pay a mutually agreed upon rate per car.  Expenses for the year ended September 30, 2013 and 2012 were approximately $333,690 and $845,777, respectively, of which approximately $16,766 and $58,272 was included in accounts payable for  September 30, 2013 and 2012, respectively.
The Company leases certain equipment, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates shown thereafter below through 2019.  The future minimum lease payments required under these leases are $4,651,044 in 2014,  $5,450,996 in 2015,  $5,406,922 in 2016, $5,398,107 in 2017,  $5,398,017 in 2018, and $2,389,422 thereafter.  Rent expense related to operating leases for the years ended September 30, 2013 and 2012 was $5,927,288 and $5,330,493, respectively.

Note 11: Major Customers
The Company is party to the Ethanol Agreement, the Distillers Grain Purchase Agreement, and the Corn Oil Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol, distillers grains, and corn oil produced by the Company.  The Company has expensed $3,970,542 and $4,176,745 in marketing fees under these agreements for the twelve months ended September 30, 2013 and 2012, respectively. Revenues with this customer were $340,183,181 and $352,849,830, respectively, for the twelve months ended September 30, 2013 and 2012.   Trade accounts receivable due from Bunge were $10,440,581 and $12,088,093 September 30, 2013 and 2012, respectively.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no items to report.
Item 9A.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2013.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of September 30, 2013 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of September 30, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 1992 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2013, the Company’s integrated controls over financial report were effective.
This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.
Item 9B.   Other Information.
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The Directors and/or officers listed below under “Independent Directors & Officers” meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).  The Directors listed below under “Interested Directors” do not meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market.  None of the Directors listed below have served on the board of directors of any other company having a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, nor have any of our Directors served as directors of an investment company registered under the Investment Company Act of 1940.
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
Director Qualifications
The table below discusses the experiences, qualifications and skills of each of our Directors serving as of September 30, 2013.   We believe all of our Directors are individuals of high character and integrity, are able to work well with others, and have sufficient time to devote to the affairs of our company.

Current Director	Experiences, Qualifications and Skills

Series A Directors	Elected by Series A Unit Holders
Theodore V. Bauer
Mr. Bauer’s background as a farmer and agri-businessman, as well as his past service on a number of civic and corporate boards, including the Iowa Quality Producers Alliance, an organization devoted to value-added agriculture and rural economic development, are important factors qualifying Mr. Bauer as one of the Board’s Series A independent directors. Mr. Bauer serves as Chair of the Corporate Governance and Compensation Committee.

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

Hubert M. Houser
Senator Houser brings to the Board more than 30 years of experience as a member of the Iowa legislature and the county board in which the Company is located.  During his career, Senator Houser has developed a reputation as a leader in rural economic development.  He provides significant assistance to the Board in the Company’s interaction with all levels of local and state government and also provides a long-term view of the further development of SIRE’s site and business. He serves as an independent Series A Board member. Senator Houser also serves as Chair of the Nominating Committee.

Karol D. King
    Mr. King, the Board’s Chairman and an independent Director elected by Series A members, has a long career as a farmer and owner of a number of ag-related businesses.  In addition, Mr. King has held leadership positions in numerous local and national ag producer groups, in particular the Iowa and national corn growers associations.  In these capacities he has participated in the development of the ethanol industry.

Series B Directors	Appointed by Bunge
Aaron A. Meyerle[1]
  Mr. Meyerle has more than 17 years of experience in the agri-business industry, serving in various commodity trading and management roles. Currently, Mr. Meyerle is General Manager for Bunge's Export Grain Terminal, LLC, a Bunge joint venture.
.

Matthew K. Gibson[2]
  Mr. Gibson has more than 18 years of experience in management and commodity trading roles in the grain industry. Currently, Mr. Gibson is the Vice President and General Manager for Bunge North America's Grain Division.

Series C Directors	Appointed by ICM

Andrew J. Bulloch[3]
  Mr. Bulloch is the Chief Financial Officer of ICM, a leader in the renewable fuel industry. He also serves as a board member for three other companies on behalf of ICM. Prior to joining ICM, Mr. Bulloch gained vast experience in multiple industries within the private and public accounting sectors. Mr. Bulloch is a certified public accountant (CPA) and a member of the American Institute of Certified Public Accountants (AICPA)..

1   Bunge appointed Mr. Meyerle as one of our Series B Directors effective July 1, 2013.
2 Bunge appointed Mr. Gibson as one of our Series B Directors effective November 1, 2013.
3 ICM appointed Mr. Bulloch as one of our Series C Directors effective August 20, 2013.

Former Series B Directors
Former Series B Director, Thomas J. Schmitt served as a Series B Director from July 2009 until his resignation on June 30, 2013. With more than 32 years of agribusiness experience with Bunge, and in his capacity as Manager of Western Region, Bunge North America Oilseed Processing, Mr. Schmitt brought extensive experience to the Board in oversight of agribusiness facilities.  Mr. Schmitt’s responsibilities included management of the Bunge soy bean crush facility in Council Bluffs, located near the Facility. Mr. Schmitt retired from Bunge and coordinated his resignation from the Board with his retirement effective June 30, 2013. Mr. Schmitt did not resign due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.
Former Series B Director, C. Bailey Ragan served as a Series B Director from November, 2012 until his resignation on October 31, 2013. Mr. Ragan had more than 31 years of agribusiness experience with Bunge North America as well as his past service as a Series B Director of the Company from 2006 until July 2009. Mr. Ragan managed soy bean crush facilities as well as grain operations for one of the largest agribusiness companies in the United States.  Mr. Ragan’s responsibilities included commodity risk management which is a critical function of SIRE’s Board and to which Mr. Ragan brought substantial experience. Mr. Ragan retired from Bunge and coordinated his resignation from the Board with his retirement effective October 31, 2013. Mr. Ragan did not resign due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.
Former Series C Director
Former Series C Director, Gregory P. Krissek served as a Series C Director from November 2006, until August 19, 2013. In his capacity as Director of Government Affairs for ICM, Mr. Krissek is intensely involved in public biofuels issues at the local, state and national level.  In addition to bringing this insight to the Board and service on the Board, Mr. Krissek serves on the boards of six private ethanol companies and brought a broad view of ethanol plant operations to the Company. Mr. Krissek and ICM decided to end his service on the Board to permit Mr. Krissek to focus on his service to other director positions on behalf of ICM. Mr. Krissek did not resign due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.
Current Independent Directors & Officers

Name and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years

Karol D. King, 66	Series A Director and Chairman	Term expires 2017, Director since November, 2006
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

Theodore V. Bauer, 61	Series A Director, Secretary and Treasurer	Term expires 2016, Director since March 2005; Officer since November 2006
Director, Secretary and Treasurer (since 2005) of the Company; Owner and operator of a farming operation near Audubon, Iowa, since 1977; Co-Founder, and from 2005 to 2007, Director, Templeton Rye Spirits LLC; Director, Iowa Quality Producers Alliance, since 2003; Vice President, West Central Iowa Rural Water, from 2002 to 2007.  Mr. Bauer has an Ag Business degree from Iowa State University and is a graduate of the Texas A&M TEPAP program.

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

Michael K. Guttau, 67	Series A Director	Term expires 2015, Director since 2007
Council of Federal Home Loan Banks, Washington, D.C.: Chairman from 2008 to 2009; Federal Home Loan Bank of Des Moines: Chairman 2008-2012, Vice Chairman from 2004 to 2007, Chairman of Audit Committee from 2004 to 2006  and Chairman of Risk Management Committee 2007; since 1972, various positions with Treynor State Bank, currently CEO and Chairman of the Board; Superintendent of Banking, Iowa Division of Banking, from 1995 to 1999; Director, Iowa Bankers Association, Iowa Bankers Mortgage Corporation, Iowa Student Loan Liquidity Corp., Iowa Business Development Finance Corp. and Iowa Seed Capital Liquidation Corp.; President, Southwest Iowa Bank Administration Institute; Past Chairman, ABA Community Bankers from 1991 to 1992.  Mr. Guttau received his B.S., Farm Operation, from Iowa State University in 1969 and completed numerous U.S. Army education programs from 1969 to 1978.  Mr. Guttau is the 2010 recipient of the James Leach Bank Leadership Award and also the Alegent Health Business Award, 2010.

Interested Directors

Name and Age	Position(s) Held with the Company	Term of Office† and Length of Time Served	Principal Occupation(s) During Past 5 Years

Tom J. Schmitt, 63‡	Series B Director	July 17, 2009 to June 30, 2013
Manager, Western Region, Bunge North America Oilseed Processing.  Mr. Schmitt has worked with Bunge over thirty-two years.  Mr. Schmitt received a Bachelor’s degree in business administration from St. Ambrose University.

Aaron A. Meyerle, 39 ‡	Series B Director	Since July 1, 2013	Over 17 years of agribusiness industry experience. Mr. Meyerle holds a Bachelor of Science in Business Administration degree from the University of Nebraska - Lincoln.
C. Bailey Ragan, 59‡	Series B Director and Vice Chairman	November 20, 2012 to October 31, 2013
Vice-President, Grains, Biofuels and Fertilizer, Bunge North America from 2011 until October, 2013.  Mr. Ragan has worked with Bunge for thirty-one years.  Mr. Ragan joined Bunge in 1981 as procurement manager at the soybean processing facility in Decatur, Ala. when Bunge purchased the facility. He served as a commercial manager of the facility starting in 1983.  In 1998 he assumed responsibility for Bunge’s soybean crushing facilities in the South Central region. From 2002 through 2011, Mr. Ragan served in various positions, including vice president and general manager, of Bunge’s grain operations.

Matthew K. Gibson, 42‡	Series B Director	Since November 1, 2013
Vice-President and General Manager, Bunge North America Grain Division since October 2013. Prior to this current role, Mr. Gibson served in various management and trading positions with Gavilon Grain from 2007 until October 2013. He holds a Bachelor of Science in Agricultural Economics from Texas Tech University.

Gregory P. Krissek, 51‡	Series C Director	November 1, 2006 to August 19, 2013
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

Andrew J. Bulloch, 49 ‡	Series C Director	Since August 20, 2013
Chief Financial Officer of ICM since 2006. Mr. Bulloch also serves as a board member for three other companies on behalf of ICM. Prior to joining ICM, Mr. Bulloch spent six years in public accounting, where he served as a senior manager in the KPMG audit department. Mr. Bulloch has held various financial leadership positions with Thorn Americas (dba Rent-A-Center), Bombardier (Learjet division), Coleman and LSI Logic. Mr. Bulloch is a certified public accountant (CPA), and a graduate of Kansas State University with a Bachelor's degree in Accounting and Finance. He is a member of the American Institute of Certified Public Accountants (AICPA). In 2011, he received a CFO of the Year award for his accomplishments at ICM. The award is sponsored by the Wichita Business Journal.

† The Interested Directors’ terms do not have a specified number of years, as these directors are nominated by the
Series B Member and the Series C Member, as discussed further below under Items 11 and 13.

‡ The information provided below under Item 13, “Certain Relationships and Related Transactions, and Director
Independence,” respecting the election of Messrs. Bulloch, Meyerle, and Gibson as Directors is incorporated into this
Item 10 by reference.

Executive Officers and Key Employees

Name and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation(s) During Past 5 Years

Brian T. Cahill, 60	President and Chief Executive Officer	Since September, 2009
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

Brett L. Frevert, 51	Chief Financial Officer	Since June, 2012
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

Dan D. Wych, 37	Plant Manager	Since April, 2008
Operations/Fermentation Coordinator, U.S. Bio Energy/VeraSun Energy (a public company which produces ethanol and co-products from corn) from 2006 to 2008; Plant Manager, United Bio Energy (a company that provides services for ethanol plants) in 2006; Production Manager, Little Sioux Corn Processors (a company which produces ethanol and co-products from corn) from 2005 to 2006; Operations/Lab/Safety Manager, Quad County Corn Processors (a company which produces ethanol and co-products from corn) from 2000 to 2005. Mr. Wych attended Iowa Lakes Community College and completed over 60+ credit hours within their Associated Arts Program.

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
Audit Committee
We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which operates under a written charter (the “Audit Committee Charter”)and currently consists of Michael K. Guttau (Chair), Theodore V. Bauer and Karol D. King. All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our Units are not listed on any exchange or quotation system). The Board has determined that Mr. Guttau is an “audit committee financial expert” as that term is defined in Item 401(h) of Regulation S-K under the Exchange Act. Among other things, the Audit Committee has the authority for appointing and supervising our independent registered public accounting firm and is primarily responsible for approving the services performed by the our independent registered public accounting firm and for reviewing and evaluating the our accounting principles and system of internal accounting controls. A copy of the Audit Committee charter is available on our website at www.sireethanol.com at “Investor Relations”. The Audit Committee held four meetings in Fiscal 2013.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act and the rules of the SEC require our Directors, certain officers and beneficial owners of more than 10% of our outstanding Series A Units to file reports of their ownership and changes in ownership of our Series A Units with the SEC. Company employees and advisors generally prepare these reports on behalf of our Directors and officers on the basis of information obtained from them and review the forms submitted to us by our non-employee Directors and beneficial owners of more than 10% of the Series A Units. Based on such information, we believe that all reports required by Section 16(a) of the Exchange Act to be filed by our Directors, officers and beneficial owners of more than 10% of the Series A Units during or with respect to Fiscal 2013 were filed on time.
Item 11.   Executive Compensation.
Governance / Compensation Committee
The Governance / Compensation Committee (the “Governance Committee”) operates under a written charter, which the Governance Committee approved on February 15, 2007 as amended October 18, 2013 (the "Governance Charter"), and which was adopted by the Board of Directors on February 16, 2007 (the “Governance Charter”).  The Governance Charter is available on the Company’s website www.sireethanol.com in the investor relations section.  The Governance Charter provides that the Governance Committee will annually review and approve our compensation program for our Directors, officers and managers.  The Governance Charter does not exclude from the Governance Committee’s membership Directors who also serve as officers of the Board or Interested Directors.  Presently, the Governance Committee’s membership consists of Messrs. Bauer (Chair), Meyerle, and King.   Prior to the resignation of Mr. Schmitt on June 30, 2013, the Governance Committee membership consisted of Messrs. Schmitt (Chair), Bauer and King. The Governance Charter provides that the Governance Committee may form and delegate its responsibilities to subcommittees, and the Governance Charter does not contemplate (nor does it prohibit) the use of compensation consultants to assist the Governance Committee in its determination of Director, officer and managers’ compensation.
Compensation of Executive Officers
In June 2010, we adopted an Equity Incentive Plan (the “Plan”).  The purpose of the Plan is to allow any officer or employee of the Company to share in the Company’s value through the issuance, from time to time, of equity participation units (“Equity Participation Units”) and/or unit appreciation rights (“Unit Appreciation Right”) (as further described immediately below in “Long-Term Incentive Compensation”).  The Governance Committee is responsible for designing, reviewing and overseeing the administration of the Plan. Subject to the terms of the Plan and the individual award agreement, the Governance Committee recommended and the board approved the award of 9.44 Equity Participation Units to Mr. Cahill on November 21, 2011. Mr. Cahill’s award will vest in full on November 21, 2014. Mr. Cahill was awarded 9.66 Equity Participation Units on November 16, 2012 which will vest in full on November 16, 2015.
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
Additionally, during Fiscal 2010, and reviewed during Fiscal 2011, the Governance Committee met with the Consultant to develop a company-wide compensation philosophy based on comparable market data and establishment of a management evaluation process.  Our compensation philosophy provides that the compensation of our senior executives is designed to achieve the following objectives: (i) align the interests of the executive officers and our Unit holders; (ii) attract, retain and motivate high caliber executive officers; and (iii) pay for performance by linking a significant amount of executive compensation to individual contribution to selected metrics of our business plan.  The following are the main elements of compensation under our agreements with our two senior officers.

•	Base Salary : A portion of annual cash compensation is paid as base salary to provide a level of security and stability.

•
Annual Cash Incentive  : We expect that a significant portion of the annual cash compensation paid to the executive officers will be directly related to the achievement of individual performance goals and contributions.  Awards were available for 2012 and were paid to employees in November 2012.

•
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

•
Retirement and Welfare Benefits :  We sponsor both a standard 401(k) and Roth 401(k) plan. To be eligible to participate, a new hire is eligible to participate the first of the month after their date of eligibility. While eligible employees are given an option to enroll, those who do not choose either “yes” or “no” are automatically enrolled in the standard 401(k) plan at 3% withholding.  Under the program, we match the first 3%, and ½ of the next 2%, of the employee’s contributions.  Each participant picks his or her own investment strategy—either the planned grouping of investments or individually selected investments.  We have implemented a basic benefits plan for all full time employees, including medical, dental, life insurance and disability coverage.

Agreements with Our Executive Officers
CEO Employment Agreement
On August 27, 2009, we entered into a letter agreement with Brian T. Cahill which summarizes the basic terms of his employment (the “CEO Employment Agreement”). Pursuant to the terms of the CEO Employment Agreement, Mr. Cahill’s initially annual base salary was $180,000 with future salary increases based on both Mr. Cahill’s individual performance and the Company’s performance and will be determined in accordance with the Board compensation policy.  Mr. Cahill’s current, 2013, annual base salary is $205,000. The CEO Employment Agreement also provides that Mr. Cahill is eligible to participate in our short-term and long-term incentive programs and provides Mr. Cahill with the use of a company car.
CFO Systems Letter Agreement
Effective June 22, 2012, we entered into a letter agreement with CFO Systems and Brett L. Frevert. Under the letter agreement CFO Systems will provide financial and consulting services to us at rates of $75 to $150 per hour depending on the level of expertise involved. The services will include providing Chief Financial Officer duties, Controller duties and other financial and accounting expertise on an as-needed project basis. In connection with the letter agreement, Mr. Frevert agreed to serve as our Chief Financial Officer. We were charged $342,437 for the services provided by CFO Systems during 2013, which included $75,450 for Mr. Frevert's services and $266,987 for Controller and other professionals' services, including preparation of all SEC filings as well as creating a financial forecast model.

Summary Compensation Table

The following table provides all compensation paid to or earned by our executive officers in Fiscal 2013 and 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards[1] ($)	All Other Income	Total ($)
Brian T. Cahill, President and CEO	2013	$202,577	$39,200	$35,000	$ 15,5272	$292,304

	2012	$194,269	$40,000	$35,000	$ 17,2352	$286,504

Brett L. Frevert, Chief Financial Officer[1]	2013				$75,450	$75,450

	2012				$28,425	$28,425

Mr. Cahill was awarded 9.44 Equity Participation Units on November 21, 2011 (Fiscal 2012) valued at $3,708.33 per unit, the book value of our units, or $35,000 in the aggregate, as of the grant date and 9.66 Equity Participation Units on November 16, 2012 (Fiscal 2013)

valued at $3,622.96 per unit, the book value of our units, or $35,000 in the aggregate, as of the grant date.  No portion of the Equity Participation Units vest until the third anniversary of the grant date, subject to certain events which may result in accelerated vesting. Mr. Cahill receives no benefit from the Equity Participation Units until they vest and the amount shown does not correspond to the actual value that will be recognized by Mr. Cahill.  As described in footnote 8 to the Company’s audited financial statements for the year ended September 30, 2012, the Equity Participation Units are valued at book value.  The grant date fair value included in the Stock Awards column for the Equity Participation Units is based upon the probable outcome of the performance conditions as required by FASB ASC Topic 718 and assuming Mr. Cahill remains at the Company for the required three years.The amount reflected includes income attributed to Mr. Cahill’s personal use of the Company-provided car in the amount of $9,971 and $11,636 for Fiscal 2013 and Fiscal 2012, respectively, and additional payments of $5,556 and $5,599, respectively, in respect of taxes incurred by Mr. Cahill for such personal use of the Company car.

[1]	Mr. Frevert did not begin serving as our Chief Financial Officer until June 2012; therefore, compensation information for Fiscal 2012 reflects less than full-year amounts.

[2]	Mr. Cahill's other compensation information for Fiscal 2012 and Fiscal 2013 reflects personal use of his Company provided vehicle.

Outstanding Equity Awards at Fiscal 2013 Year-End
The following table provides certain information concerning outstanding equity awards held by our executive officers as of September 30, 2013.

Name and Principal Position	Date Granted	This Will Vest	Number of Unvested Units	Market Value of Unvested Units

Brian T. Cahill, President and CEO	December 17, 2010	December 17, 2013	5.11	$18,950

	November 24, 2011	November 24, 2014	9.44	$35,000

	November 16, 2012	November 16, 2015	9.66	$35,000

As mentioned above, Mr. Cahill was awarded Equity Participation Units under the Plan of which 5.11 units will vest on December 17, 2013, 9.44 units will vest on November 24, 2014, and 9.66 units will vest on November 16, 2015.  Mr. Cahill receives no benefit from any of the Equity Participation Units until such time they are vested in 2013, 2014, and 2015.  The Equity Participation Units awarded to Mr. Cahill on November 16, 2012 were valued at $3,623 per unit, the book value as of September 30, 2012 for an aggregate award of $90,007.

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
Independent Directors
The following table lists the compensation we paid in Fiscal 2013 to our Directors who are considered “independent” under standards applicable to companies listed on the NASDAQ Capital Market (though the Company’s units are not listed on any exchange or quotation system) (the “Independent Directors”).

Name	Fee Earned or Paid in Cash	All Other Compensation	Equity or Non-Equity Incentives	Total
Theodore V. Bauer	$27,125	$—	$—	$27,125
Hubert M. Houser	$26,500	$—	$—	$26,500
Karol D. King	$31,500	$—	$—	$31,500
Michael K. Guttau	$28,000	$—	$—	$28,000

Interested Directors
The following table lists the compensation we paid in Fiscal 2013 to our Directors who are not considered “independent” under standards applicable to companies listed on the NASDAQ Capital Market (though our Units are not listed on any exchange or quotation system) (the “Interested Directors”).

Name	Fee Earned or Paid in Cash	All Other Compensation	Equity or Non-Equity Incentives	Total
Eric L. Hakmiller[1]	$—	$—	$—	$—
Tom J. Schmitt[2]	$17,875	$—	$—	$17,875
Gregory P. Krissek[3]	$16,000	$—	$—	$16,000
C. Bailey Ragan[4]	$26,500	$—	$—	$26,500
Aaron A. Meyerle[5]	$5,000	$—	$—	$5,000
Andrew J. Bulloch[6]	$6,000	$—	$—	$6,000
Matthew K. Gibson[7]	$—	$—	$—	$—
† The Directors fees payable to the Interested Directors are paid directly to their corporate employers at such Directors’ request, and the Interested Directors do not receive any compensation from the Company for their service as Directors.

1  Mr. Hakmiller resigned as a Director effective November 20, 2012.
2 Mr. Schmtt resigned as a Director effective June 30, 2013.
3 Mr. Krissek resigned as a Director effective August 19, 2013.
4 Mr. Ragan resigned as a Director effective October 31, 2013.
5 Mr. Meyerle was appointed as a Director effective July 1, 2013.
6 Mr. Bulloch was appointed as a Director effective August 20, 2013.
7 Mr. Gibson was appointed as a Director effective November 1, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
As of September 30, 2013, there were 8,810 Series A Units, 3,334 Series B Units, and 1,000 Series C Units issued and outstanding.  The following table sets forth certain information as of September 30, 2013, with respect to the Unit ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Exchange Act) who beneficially own more than 5% of any Series of Units, (ii) each Director of the Company, and (iii) all officers and Directors of the Company as a group as well as one former executive officer of the Company.  The address of those in the following table is 10868 189th Street, Council Bluffs, Iowa 51503.   Except as noted below, the persons listed below possess sole voting and investment power over their respective units.  The following does not reflect any units which may be issued to Bunge and ICM, respectively, under the terms of the convertible debt owed to them.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Executive Officers
Series A	Theodore V. Bauer	36 Units [1]	0.41%
Series A	Hubert M. Houser	54 Units [2]	0.61%
Series A	Karol D. King	33 Units [3]	0.37%
Series A	Michael K. Guttau	12 Units [4]	0.14%
—	Brian T. Cahill	—	—
—	Brett L. Frevert	—	—
—	Eric L. Hakmiller[5]	—	—
—	Andrew A. Meyerle	—	—
—	Aaron J. Bulloch	—	—
—	Tom J. Schmitt[6]	—	—
—	Gregory P. Krissek[7]	—	—
—	C. Bailey Ragan[8]	—	—
—	Matthew H. Gibson	—	—

Series A	All Officers and Directors as a Group	135 Units	1.53%

Other Members
Series B	Bunge North America, Inc.	3334 Units	100%
Series C	ICM, Inc.	1000 Units	100%
Series A	ICM Inc.	18 Units	0.2%

____________________________________
1 These Series A Units are owned jointly by Mr. Bauer and his spouse.
2 These Series A Units are owned jointly by Mr. Houser and his spouse.
3 These Series A Units are owned jointly by Mr. King and his spouse.
4 These Series A Units are owned jointly by Mr. Guttau and his spouse.
5  Mr. Hakmiller resigned as a Director effective November 20, 2012.
6 Mr. Schmitt resigned as a Director effective July 19, 2013.
7 Mr. Krissek resigned as a Director effective August 19, 2013.
8 Mr. Ragan resigned as a Director effective October 31, 2013.

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
Director Independence
We classify our directors as “independent” according to the standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).  Under the Operating Agreement, the independent directors’ terms are staggered such that one director will be up for election every year.  Our independent directors are Karol D. King, Theodore V. Bauer, Herbert M. Houser, and Michael K. Guttau.  The Audit Committee currently consists of Michael K. Guttau (Chair), Theodore V. Bauer and Karol D. King.  All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).  Presently, the Nominating Committee’s membership consists of Theodore V. Bauer, Hubert M. Houser (Chair), Michael K. Guttau, and Karol D. King, all of whom meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though the Company’s units are not listed on any exchange or quotation system).  The Committee Charter does not exclude from its membership directors who also serve as officers or Interested Directors.  The Governance Committee’s membership consists of Messrs. Bauer (Chair), King, and Meyerle.  Mr. Meyerle is considered an Interested Director.
Item 14.   Principal Accountant Fees and Services.
Independent Public Accountant Fees and Services
The following table presents fees paid for professional services rendered by our independent public accountants for Fiscal 2013 and Fiscal 2012:

Fee Category	Fiscal 2013 Fees	Fiscal 2012 Fees

Audit Fees	$127,500	$155,638

Audit-Related Fees	$—	$—

Tax Fees	$59,251	$31,435

All Other Fees	$5,000	$15,000

Total Fees	$191,751	$202,073

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
Audit-Related Fees are for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These services include accounting, consultations in connection with acquisitions, consultations concerning financial accounting and reporting standards.  We did not pay any fees for such services in Fiscal 2013 or 2012.
Tax Fees are for professional services rendered by McGladrey, for tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.
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

PART IV
Item 15.   Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.
Balance Sheets at September 30, 2013 and September 30, 2012
Statements of Operations for the two years ending September 30, 2013 and  2012.
Statements of Members’ Equity for the two years ending September 30, 2013 and 2012.
Statement of Cash Flows for the two years ending September 30, 2013 and 2012.

Notes to Financial Statements

(b)	The following exhibits are filed herewith or incorporated by reference as set forth below:

2	Omitted – Inapplicable.

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

10.13
Environmental Indemnity Agreement dated May 2, 2007 with AgStar Financial Services, PCA (incorporated by reference to Exhibit 10.17 of Registration Statement on Form 10 filed by the Company on January 28, 2008)

10.14
Convertible Note dated May 2, 2007 in favor of Monumental Life Insurance Company (incorporated by reference to Exhibit 10.18 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

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
10.88
Fifth Amendment to Steam Service Contract by and among the Company and MidAmerican Energy Company named therein dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 19, 2013).

10.89
Fifth Amendment to Amended and Restated Credit Agreement by and among the Company and Agstar Financial Services, PCA named therein dated effective March 29, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on April 4, 2013).

10.90
Carbon Dioxide Purchase and Sale Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective as of April 2, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on April 11, 2013).

10.91
Non-Exclusive CO2 Facility Site Lease Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective April 2, 2013 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on April 11, 2013.

10.92
Sixth Amendment to Amended and Restated Credit Agreement by and among the Company and Agstar Financial Services, PCA named therein dated effective October 31, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on October 31, 2013).

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	November 19, 2013	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	November 19, 2013	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	November 19, 2013
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	November 19, 2013
Theodore V. Bauer, Director

/s/ Hubert M. Houser	November 19, 2013
Hubert M. Houser, Director

/s/ Michael K. Guttau	November 19, 2013
Michael K. Guttau, Director

/s/ Aaron A. Meyerle	November 19, 2013
Aaron A. Meyerle, Director

/s/ Matthew K. Gibson	November 19, 2013
Matthew K. Gibson, Director

/s/ Andrew J. Bulloch	November 19, 2013
Andrew J. Bulloch, Director