Form 10-Q
period 2013-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2014-02-06
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2013

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2013, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.

As of December 31, 2013, the Company had 8,810 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	December 31, 2013	September 30, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$15,424	$12,437
Restricted cash	303	303
Accounts receivable	677	722
Accounts receivable, related party	8,471	10,441
Derivative financial instruments	562	767
Inventory	9,700	8,445
Prepaid expenses and other	843	438
Total current assets	35,980	33,553

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	205,495	205,356
Office and other equipment	751	751
	208,310	208,171
Accumulated depreciation	(67,844)	(64,987)
Net property and equipment	140,466	143,184

Other Assets
Financing costs, net of amortization of $3,889 and $3,772, respectively	314	431
Other assets	1,258	1,258
	1,572	1,689
Total Assets	$178,018	$178,426

Notes to Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2013	September 30, 2013
	(Unaudited)
Current Liabilities
Accounts payable	$1,713	$1,130
Accounts payable, related parties	4,044	6,457
Derivative financial instruments, related party	1,122	493
Accrued expenses	3,302	3,318
Accrued expenses, related parties	3,541	932
Current maturities of notes payable	111,260	123,887
Total current liabilities	124,982	136,217

Long Term Liabilities
Notes payable, less current maturities	204	212
Other long-term liabilities	375	400
Total long term liabilities	579	612

Members' Equity
Members' capital
13,144 Units issued and outstanding	76,488	76,488
Accumulated (deficit)	(24,031)	(34,891)
Total members' equity	52,457	41,597

Total Liabilities and Members' Equity	$178,018	$178,426

Notes to Condensed Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income (loss) per unit)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012

Revenues	$80,186	$74,327
Cost of Goods Sold
Cost of goods sold-non hedging	63,861	78,287
Realized & unrealized hedging (gains) losses	2,211	1,293
	66,072	79,580

Gross Margin (Loss)	14,114	(5,253)

General and administrative expenses	1,206	1,057

Operating Income (Loss)	12,908	(6,310)

Interest expense and other income, net	2,048	2,373

Net Income (Loss)	$10,860	$(8,683)

Weighted average units outstanding - basic	13,144	13,139
Weighted average units outstanding - diluted	25,516	13,139
Income (loss) per unit - basic	$826.23	$(660.82)
Income (loss) per unit - diluted	$454.34	$(660.82)

Notes to Unaudited Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,860	$(8,683)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	2,857	2,849
Amortization	117	135
Loss on disposal of property	—	64
(Increase) decrease in current assets:
Accounts receivable	2,015	4,103
Inventories	(1,255)	203
Prepaid expenses and other	(405)	(481)
Derivative financial instruments, related party	629	3,339
Derivative financial instruments	205	(306)
Decrease in other long-term liabilities	(25)	(25)
Increase (decrease) in current liabilities:
Accounts payable	(1,829)	(452)
Accrued expenses	2,592	351
Net cash provided by operating activities	15,761	1,097

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(139)	(40)
Increase in restricted cash	—	1
Net cash (used in) investing activities	(139)	(39)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	32,000	15,011
Payments on borrowings	(44,635)	(9,963)
Net cash provided by (used in) financing activities	(12,635)	5,048

Net increase in cash and cash equivalents	2,987	6,106

CASH AND CASH EQUIVALENTS
Beginning	12,437	6,285
Ending	$15,424	$12,391

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$969	$1,701
Notes to Unaudited Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.   The Company sold 31.51 million gallons and 24.58 million gallons of ethanol in the three months ended December 31, 2013 and December 31, 2012, respectively. The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three month periods ended December 31, 2013 and 2012 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2013 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.
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
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of December 31, 2013 and September 30, 2013, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of December 31, 2013, the Company was committed to sell 5.516 million gallons of ethanol and 114 thousand tons of distillers grains and solubles.
Forward corn purchase contracts are recognized as derivatives. Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2013, the Company was committed to purchasing 3.308 million bushels of corn on a forward contract basis resulting in a total commitment of $14,688,768.  These forward contracts had a fair value of $13,567,187 at December 31, 2013. There are 0.560 million bushels in basis commitments, and 0.532 million bushels of unpriced corn, the price of which for both is at market price at time of purchase. In addition the Company was committed to buy 0.092 million bushels of corn on a hedged to arrive basis.
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
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options. The gains or losses on derivative instruments are included in revenue if the contracts relate to ethanol, and cost of goods sold if the contracts relate to corn. During the three months ended December 31, 2013 and December 31, 2012, the Company recorded combined realized and unrealized losses of ($2,211,000) and ($1,293,000), respectively, as a component of cost of goods sold. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2013 and September 30, 2013 at fair value are as follows:

	Balance Sheet Classification	December 31, 2013	September 30, 2013
Futures and option contracts
In gain position		$509,025	$355,575
In loss position		(118,150)	(517,525)
Cash held by broker		171,279	929,359
	Current asset	562,154	767,409

Forward contracts, corn, related party	Current Liability	$1,121,581	$493,175

Net futures, options, and forward contracts		$(559,427)	$274,234

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2013 and 2012 consist of the following:

	Statement of Operations Classification	December 31, 2013	December 31, 2012
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$1,856,105	$2,599,745
Futures and option contracts	Cost of Goods Sold	$355,255	(1,306,479)

Inventory
Inventory is stated at the lower of cost or market value using the average cost method.  Market value is based on current replacement values, to the extent that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable, accrued expenses and debt approximate fair value due to the short term nature of these instruments.
Income (loss) Per Unit
Basic income (loss) per unit is calculated by dividing net income (loss) by the weighted average units outstanding for each period. Diluted income (loss) per unit is calculated by dividing income (loss) adjusted for interest on the convertible debt (when anti-dilutive) by the sum of the weighted average units outstanding and the weighted average dilutive units, using the treasury stock method.Units from convertible term notes are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income (loss) per unit for the three months ended December 31, 2012 because their effect would be anti-dilutive during those periods. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2013	December 31, 2012
Numerator:
Net income (loss) for basic earnings per unit	$10,860	$(8,683)
Interest expense on convertible term note	733	—
Net income (loss) for diluted earnings per unit	$11,593	$(8,683)

Denominator:
Weighted average units outstanding - basic	13,144	13,139
Weighted average units outstanding - diluted	25,516	13,139
Income (loss) per unit - basic	$826.23	$(660.82)
Income (loss) per unit - diluted	$454.34	$(660.82)

Note 3:  Inventory
Inventory is comprised of the following at:

	December 31, 2013	September 30, 2013
	(000's)	(000's)
Raw Materials - corn	$1,269	$2,607
Supplies and Chemicals	2,883	2,780
Work in Process	1,829	2,090
Finished Goods	3,719	968
Total	$9,700	$8,445

Note 4:   Members’ Equity
At December 31, 2013 outstanding member units were:

A Units	8,810
B Units	3,334
C Units	1,000
U Units	—

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holders as a group have the right to elect one member of the Board of Directors (the “Board”).  The Series B unit holders as a group have the right to elect two Board members.  Series A unit holders as a group have the right to elect the remaining number of Directors not elected by the Series C and B unit holders.

Note 5:   Revolving Loan/Credit Agreements
AgStar
The Company originally entered into a Credit Agreement, as amended (the “Credit Agreement”) with AgStar Financial Services, PCA (“AgStar”) and a group of lenders (together with AgStar, the “Lenders”) for $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of up to $10,000,000 and a revolving working capital term facility of up to $15,000,000. On October 31, 2013, the Company entered into another amendment to the Credit Agreement (the “October Amendment”) to extend the maturity date of the working capital facility to August 1, 2014, the same date as the term loan and term revolving loans mature, and waived any default that had or could have occurred under certain financial covenants under the Credit Agreement as of September 30, 2013. The October Amendment includes$11,428,600 available under such revolving facility.
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
Under the terms of the Credit Agreement, as amended in the October Amendment, the Company could draw a maximum $11,428,600 on the revolving working capital term facility. As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate (the "Revolving LOC"). There were no outstanding letters of credit as of December 31, 2013 .There was no outstanding balance on this loan as of December 31, 2013 and September 30, 2013.

As of December 31, 2013 and September 30, 2013, the outstanding balance under the Credit Agreement was $61,217,390 and $68,837,174, respectively.  In addition to all the other payments due under the Credit Agreement, the Company must pay an annual amount equal to 65% of the Company’s Excess Cash Flow (as defined in the Credit Agreement), up to a total of $6,000,000 per year, and $24,000,000 over the term of the Credit Agreement.

The Credit Agreement matures on August 1, 2014, at which time any principal amounts outstanding are due and, in accordance with GAAP, all outstanding amounts under the Credit Agreement are classified as current maturity in the financial statements. The Company is currently in negotiations with various lenders, including its current Lenders, to refinance all of its existing indebtedness or obtain new credit facilities. The Company currently anticipates closing on any refinancing or new facilities prior to the maturation of the Credit Agreement.
Bunge
On August 26, 2009, Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, entered into subordinated convertible term note to the Company in the amount of $27,106,079, which was assigned by Holdings to Bunge effective September 28, 2012 (the “Bunge Note”). The Bunge Note is due on August 31, 2014 and repayment is subordinated to the Credit Agreement. The Bunge Note is convertible into Series U Units at the price of $3,000 per Unit. As of December 31, 2013 and September 30, 2013, there was $36,765,265 and $36,765,265, respectively outstanding under the Bunge Note  and $1,233,925 and $491,957 of accrued interest (included in accrued expenses, related parties) due to Bunge, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st each year.
The Company entered into a revolving note with Holdings dated August 26, 2009, providing for a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Note”) which was assigned to Bunge effective September 28, 2012. Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. The balance under the Bunge Revolving Note, as of December 31, 2013 and September 30, 2013, was $0 and $5,000,000, respectively.
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
ICM
On June 17, 2010, ICM, Inc. (“ICM”) entered into a subordinated convertible term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of December 31, 2013 and September 30, 2013, there was $12,671,481 outstanding under the ICM Term Note, and $425,283 and $169,557 of accrued interest due (included in accrued expense, related party) to ICM, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st  each year.

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

Notes payable consists of the following:

	December 31, 2013	September 30, 2013
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 26, 2016 on the non-forgivable portion.	$212,500	$220,000
Convertible Notes payable to unit holders, bearing interest at LIBOR plus 7.50 to 10.5% (7.897% at December 31, 2013); maturity on August 31, 2014.	551,941	551,941
Note payable to affiliate Bunge bearing interest at LIBOR plus 7.50 to 10.5% (7.897% at December 31, 2013); maturity on August 31, 2014.	36,765,265	36,765,265
Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50 to 10.5% (7.897% at December 31, 2013); maturity on August 31, 2014.	12,671,481	12,671,481
Term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at December 31, 2013); maturity on August 1, 2014.	26,808,396	28,231,518
Term facility payable to AgStar bearing interest at a fixed 6%; maturity on August 1, 2014.	29,408,994	30,605,657
Term revolver payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at December 31, 2013); maturity on August 1, 2014.	5,000,000	10,000,000
Capital leases payable to AgStar bearing interest at 3.088% matures May 15, 2014.	45,195	53,064
Revolving line of credit payable to Bunge, bearing interest at LIBOR plus 7.50 to 10.5% with a floor of 3.00% (7.683% at December 31, 2013).	—	5,000,000
$11.429 million revolving line of credit payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at December 31, 2013); maturity on August 1, 2014.	—	—
	111,463,772	124,098,926
Less Current Maturities	111,259,786	123,887,338
Total Long Term Debt	$203,986	$211,588

The approximate aggregate maturities of notes payable as of December 31, are as follows:

2014	$111,259,786

2015	51,486

2016	152,500

Total	$111,463,772

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
Derivative financial instruments.  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Mercantile Exchange (“CME”) market.  Ethanol contracts are reported at fair value utilizing Level 2 inputs from third-party pricing services.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.   For these contracts, the Company obtains fair value measurements from local grain terminal values.  The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based on the CME market.
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2013, categorized by the level of the valuation inputs within the fair value hierarchy:

	December 31, 2013
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$509,025	$—	$—

Liabilities:
Derivative financial instruments	118,150	1,121,581	—

	September 30, 2013
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$355,575	$—	$—

Liabilities:
Derivative financial instruments	517,525	493,175	—

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
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The Ethanol Agreement runs through August 31, 2014 and will automatically renew for successive three-year terms thereafter unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $332,138 and  $302,318 during the three months ended December 31, 2013 and 2012, respectively, respectively, under the Ethanol Agreement. Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The Risk Management Services Agreement has an initial term of three years and automatically renews for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under the Risk Management Services Agreement for the three months ended December 31, 2013 and 2012 were $75,000.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 350 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended December 31, 2013 and 2012 were $1,347,389 and $1,113,298 net of subleases and accretion, respectively. The Company has a sublease agreement for 100 hopper cars that are leased back to Bunge that expires on September 14, 2013.  As the sublease rate is less than the original lease rate, a loss was recorded at inception of the sublease and is being accreted to rent expense over the life of the sublease. Upon expiration of the sublease, the Company will continue to work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of the current market conditions. In December 2013 SIRE subleased 55 cars to an unrelated party and recalled 25 cars from Bunge.
The Company entered into a Distillers Grain Purchase Agreement dated October 13, 2006, as amended (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from the Company and the Company is obligated to sell to Bunge all distillers grains produced at the facility.  If the Company finds another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, it can ask Bunge to either market directly to the other purchaser or market to another purchaser on the same terms and pricing. The initial 10-year term of the DG Agreement began February 1, 2009.  The DG Agreement automatically renews for additional 3-year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.
Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the Company's DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.   Expenses under this agreement for the three months ended December 31, 2013 and 2012 were $511,112 and $517,669, respectively.
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

The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge on July 15, 2008. Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate the ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is 10 years, subject to earlier termination upon specified events. Expenses under this agreement for the three months ended December 31, 2013 and 2012 were $350,412 and $256,453, respectively.
On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended December 31, 2013 and 2012 were $57,674 and $44,072, respectively.
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

Note 8: Major Customer
The Company is party to the Ethanol, Supply, and Corn Oil Agency Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, syrup, and corn oil produced by the Company. Revenues with this customer were $77,491,195 and $72,210,388 for the three months ended December 31, 2013 and 2012, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements and our Form 10-Q for the three months ended December 31, 2013 including the consolidated financial statements, accompanying notes and the risk factors contained herein.

Cautionary Statements Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations including the levels of ethanol and other renewable fuel sources mandated by federal and state regulations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in federal and/or state laws (including the elimination of any federal and/or state ethanol tax incentives);

•	Changes and advances in ethanol production technology;

•	Additional ethanol plants built in close proximity to our ethanol facility in southwest Iowa;

•	Competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Our ability to retain key employees and maintain labor relations;

•	Volatile commodity and financial markets;

•	Continued price volatility in the price of corn; and

•	Decreased ethanol prices resulting from the oversupply of ethanol.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this reports.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2013 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview, Status and Recent Developments
The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 125 million gallon capacity ethanol plant (the "Facility").  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, corn oil and corn syrup in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. ("EPCO”) under which we agreed to supply, and EPCO agreed to purchase, a portion of raw CO2 gas produced by our Facility which meets certain specifications. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted EPCO a non-exclusive right of entry and license to EPCO to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site consisting of 1-2 acres of land near our Facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the EPCO Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then current term.

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

We currently expect our first sale of raw CO2 gas to EPCO to occur during the fiscal year ending September 30, 2014 (“Fiscal 2014”)

Industry Factors Affecting our Results of Operations

During the three months ending December 31, 2013, the ethanol industry experienced improved ethanol margins as a result of a combination of factors.

•
Corn prices decreased substantially during the three months ended December 31, 2013 as a result of the near record United States corn crop in 2013. For the three months ended December 31, 2013 as compared to the three months ended December 31, 2012, the average price per bushel paid was $4.34 and $7.46, respectively.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2014 ending corn stocks of over 1.6 billion bushels suggesting stable to lower corn prices. Lower than normal ethanol stocks continue to have a positive effect on ethanol margins in the last three quarters of Fiscal 2013 and the first quarter of Fiscal 2014.

•	Gasoline demand is currently higher than expected, keeping ethanol inventories tight.

•
Continuing decreases in imports of ethanol from foreign producers, principally Brazil which, as of September 30, 2013, represented 98.9% of shipments received in U.S. ports, according to the Renewable Fuels Association.

In response to the compressed ethanol margins which reached near break-even levels during the first quarter of our year ended September 30, 2013 ("Fiscal 2013") and affected our results of operations, we decreased production substantially in the first quarter of Fiscal 2013. We slightly increased production back toward capacity in the second quarter of Fiscal 2013 and during the third quarter of Fiscal 2013, we increased production further so that our plant began running at capacity and we have been running at capacity since. The full production during the three months ended December 31, 2013 coupled with low corn prices and good ethanol prices, resulted in net income of $10.860 million during the three months ended December 31, 2013, as compared to a net loss of $8.683 in the three months ended December 31, 2012.

Our indebtedness under the Credit Agreement matures on August 1, 2014, and our revolving and convertible term notes with Bunge and ICM mature on August 31, 2014, at which time any principal amounts outstanding are due. We are currently in negotiations with various lenders, including our current lenders, to refinance our existing indebtedness or to obtain new credit facilities. We currently anticipate closing on any refinancing or new facilities prior to the maturation of our current indebtedness.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2013 and 2012.

	Three months ended			Three months ended
	December 31, 2013			December 31, 2012
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	$80,186	100.0%	$2.54	$74,327	100.0%	$3.02
Cost of Good Sold
Material Costs	50,564	63.1%	1.60	66,010	88.8%	2.69
Variable Production Exp	10,044	12.5%	0.32	8,073	10.9%	0.33
Fixed Production Exp	5,464	6.8%	0.16	5,497	7.4%	0.22
Gross Margin (loss)	14,114	17.6%	0.46	(5,253)	(7.1)%	(0.22)
General and Administrative Expenses	1,206	1.5%	0.04	1,057	1.4%	0.04
Other Expenses	2,048	2.6%	0.08	2,373	3.2%	0.10
Net Income (Loss)	$10,860	13.5%	$0.34	$(8,683)	(11.7)%	$(0.36)

Revenues

Our revenue from operations is derived from four primary sources: sales of ethanol, distillers grains, corn oil, and corn syrup.  The following chart displays statistical information regarding our revenues. While crush margins last year were compressed, crush margins this year bounced back to slightly higher than the margin achieved in December 2011. As a result, revenues increased $5.9 million from the three months ended December 31, 2012 to the three months ended December 31, 2013. Ethanol gallons sold increased 6.9 million gallons which was slightly offset by the price per gallon decreasing $0.32 per gallon. The combined dried distillers grains with solubles, wet distillers grain with solubles and corn syrup average price decreased from approximately $180 to $149 per ton but this was offset by tonnage sold increasing by almost 29,000 tons between the two quarters.

	Three months ended			Three months ended
	December 31, 2013			December 31, 2012
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Ethanol	31,510,594	75.36%	$1.92	24,580,450	73.95%	$2.24
Distiller's Grains	107,029	20.94	156.91	79,783	22.49	209.48
Corn Oil	3,845	3.31	690.13	2,949	2.94	741.60
Syrup	7,468	0.38	41.32	5,211	0.62	88.41

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 82.4% and 107% for the three months ended December 31, 2013 and 2012, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net gains or (losses) from derivatives and hedging relating to corn.  We ground 11,931,769 and 8,578,096 bushels of corn at an average price of $4.37 and $7.49 per bushel during the three months ended December 31, 2013 and 2012, respectively.  Our average steam and natural gas energy cost was $4.32 per MMBTU for the three months ended December 31, 2013 and 2012, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an increase of $2,211,360 in our cost of goods sold for the three months ended December 31, 2013, compared to a increase of $1,293,265 in our cost of goods sold for the three months ended December 31, 2012.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses showed a slight increase when comparing the three months ended December 31, 2013 and 2012 due to the production increase.  Fixed production expenses showed a slight decrease when comparing the three months ended December 31, 2013 and 2012.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.5% and 1.4% for the three months ended December 31, 2013 and 2012, respectively.   General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain flat to slightly decreasing during the remainder of Fiscal 2013 compared to the Fiscal 2013 year-to-date amounts.
Other (Expense)

Our other expenses, primarily interest, for the three months ended December 31, 2013 were approximately 2.6% of revenue compared to 3.2% of revenue for the three months ended December 31, 2012.

Selected Financial Data.
Modified EBITDA is defined as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit) and plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging losses (gains).  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

We present modified EBITDA because we consider it to be an important supplemental measure of our operating performance and it is considered by our management and Board of Directors as an important operating metric in their assessment of our performance.
We believe modified EBITDA allows us to better compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the amortization of intangibles (affecting relative amortization expense), unrealized hedging losses (gains) and other items that are unrelated to underlying operating performance.  We also present modified EBITDA because we believe it is frequently used by securities analysts and investors as a measure of performance.   There are a number of material limitations to the use of modified EBITDA as an analytical tool, including the following:

•
Modified EBITDA does not reflect our interest expense or the cash requirements to pay our interest.  Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate profits and cash flows.  Therefore, any measure that excludes interest expense may have material limitations.

•
Although depreciation and amortization are non-cash expenses in the period recorded, the assets being depreciated and amortized may have to be replaced in the future, and modified EBITDA does not reflect the cash requirements for such replacement.   Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits.  Therefore, any measure that excludes depreciation and amortization expense may have material limitations.

We compensate for these limitations by relying primarily on our GAAP financial measures and by using modified EBITDA only as supplemental information.  We believe that consideration of modified EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our operations.  Because modified EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, modified EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of modified EBITDA to net income (loss):
EBITDA to net income (loss) for the three months ended December 31, 2013 and December 31, 2012 are as follows:

	Three months ended	Three months ended
	December 31, 2013	December 31, 2012
	in 000's	in 000's
EBITDA
Net Income (Loss)	$10,860	$(8,683)
Interest Expense, Net	2,051	2,389
Depreciation	2,857	2,849
EBITDA	15,768	(3,445)

Unrealized Hedging Loss	76	2,067

Modified EBITDA	$15,844	$(1,378)

Modified EBITDA per unit - basic	$1,205.42	$(104.88)

Liquidity and Capital Resources
As of December 31, 2013, we had a balance of $61,217,390 under our Credit Agreement.  Our Credit Agreement originally consisted of $126,000,000 consisting of a $101,000,000 term loan, a term revolver of $10,000,000 and a revolving working capital term facility of $15,000,000. On October 31, 2013, we entered into another amendment to the Credit Agreement (the “October Amendment”) to extend the maturity date of the revolving working capital facility to August 1, 2014, the same date as the term loan and term revolving loans mature, and the October Amendment waived any default that had or could have occurred under certain financial covenants under the Credit Agreement as of September 30, 2013. Under the October Amendment, the amount of credit available under such revolving facility is $11,428,000. We are subject to various affirmative and negative covenants under the Credit Agreement.

As of December 31, 2013 and September 30, 2013 we had $56,217,000 and $68,837,174, respectively, under our term loan, $5,000,000 and $10,000,000, respectively, outstanding under the term revolver. We had an additional $16,428,600 and $13,214,000 as of December 31, 2013 and September 30, 2013, respectively available under the seasonal and term revolvers. As part of the seasonal and term revolvers we may also request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate. There were no outstanding letters of credit as of December 31, 2013.
We entered into a revolving note with Bunge N.A. Holdings, Inc. (“Holdings”) dated August 26, 2009 (which Holdings assigned to Bunge effective September 28, 2012 (the “Bunge Revolving Note”), providing for the extension of a maximum of $10,000,000 in revolving credit.  Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at our request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, we may make payments on the Bunge Revolving Note so long as we are in compliance with our borrowing base covenant and there is not a payment default under the Credit Agreement. As of December 31, 2013 and September 30, 2013, the balance outstanding was $0 and $5,000,000, respectively, under the Bunge Revolving Note.   Under the Bunge Revolving Note, we made certain standard representations and warranties. The Bunge Revolving Note matures in August 2014 and we are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on a new credit new facility prior to the maturation of the current facility. In connection with the refinancing of our existing indebtedness, we may face various challenges due to the current market environment impacting the ethanol industry.

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

Primary Working Capital Needs
During the Second quarter of Fiscal 2014, we estimate that we will require approximately $49,385,000 for our primary input of corn and $4,012,580 for our energy sources of electricity, steam, and natural gas.  We currently have approximately $26.4 million available under our current revolving lines of credit to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.
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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amending, the “Exchange Act”), as of December 31, 2013.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of December 31, 2013 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of December 31, 2013.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("the 1992 Framework").  Based on this assessment, the Company’s management concluded that, as of December 31, 2013, the Company’s integrated controls over financial report were effective.
This quarterly report does not include an attestation report of the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

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

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2013.  Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 6, 2014	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	February 6, 2014	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer