Form 10-Q
period 2014-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2014-05-06
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2014, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.

As of May 1, 2014, the Company had 8,810 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$22,345	$12,437
Restricted cash	304	303
Accounts receivable	648	722
Accounts receivable, related party	13,044	10,441
Derivative financial instruments	740	767
Derivative financial instruments, related party	517	—
Inventory	8,896	8,445
Prepaid expenses and other	780	438
Total current assets	47,274	33,553

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	206,555	205,356
Office and other equipment	817	751
	209,436	208,171
Accumulated depreciation	(70,714)	(64,987)
Net property and equipment	138,722	143,184

Other Assets
Financing costs, net of amortization of $4,006 and $3,772, respectively	197	431
Other assets	1,258	1,258
	1,455	1,689
Total Assets	$187,451	$178,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2014	September 30, 2013
	(Unaudited)
Current Liabilities
Accounts payable	$1,121	$1,130
Accounts payable, related parties	3,125	6,457
Derivative financial instruments, related party	—	493
Accrued expenses	3,631	3,318
Accrued expenses, related parties	1,805	932
Current maturities of notes payable	105,609	123,887
Total current liabilities	115,291	136,217

Long Term Liabilities
Notes payable, less current maturities	204	212
Other long-term liabilities	350	400
Total long term liabilities	554	612

Members' Equity
Members' capital
13,144 Units issued and outstanding	76,488	76,488
Accumulated (deficit)	(4,882)	(34,891)
Total members' equity	71,606	41,597

Total Liabilities and Members' Equity	$187,451	$178,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income (loss) per unit)

(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Revenues	$82,971	$79,197	$163,157	$153,524
Cost of Goods Sold
Cost of goods sold-non hedging	60,624	76,839	124,485	155,126
Realized & unrealized hedging (gains) losses	126	1,486	2,338	2,779
	60,750	78,325	126,823	157,905

Gross Margin (Loss)	22,221	872	36,334	(4,381)

General and administrative expenses	1,151	931	2,357	1,988

Operating Income (Loss)	21,070	(59)	33,977	(6,369)

Interest expense and other income, net	1,920	2,365	3,968	4,738

Net Income (Loss)	$19,150	$(2,424)	$30,009	$(11,107)

Weighted average units outstanding - basic	13,144	13,139	13,144	13,139
Weighted average units outstanding - diluted	25,523	13,139	25,518	13,139
Income (loss) per unit - basic	$1,456.94	$(184.49)	$2,283.09	$(845.35)
Income (loss) per unit - diluted	$778.79	$(184.49)	$1,233.21	$(845.35)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,009	$(11,107)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	5,727	5,698
Amortization	234	270
Accrued interest added to long term debt	2,018	1,941
Loss on disposal of property	—	18
(Increase) decrease in current assets:
Accounts receivable	(2,529)	790
Inventories	(451)	(3,092)
Prepaid expenses and other	(342)	(423)
Derivative financial instruments	(490)	5,011
Decrease in other long-term liabilities	(50)	(50)
Increase (decrease) in current liabilities:
Accounts payable	(3,341)	1,758
Derivative financial instruments	(493)	—
Accrued expenses	1,186	(409)
Net cash provided by operating activities	31,478	405

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,266)	(98)
Increase in restricted cash	(1)	(1)
Net cash (used in) investing activities	(1,267)	(99)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	32,000	27,000
Payments on borrowings	(52,303)	(21,661)
Net cash provided by (used in) financing activities	(20,303)	5,339

Net increase in cash and cash equivalents	9,908	5,645

CASH AND CASH EQUIVALENTS
Beginning	$12,437	6,285
Ending	$22,345	$11,930

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,795	$2,573
Notes to Financial Statements are an integral part of this Statement.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.   The Company is permitted to produce up to 125 million gallons of ethanol per year. The Company sells its ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  The Company sells its dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of March 31, 2014 and for the three and six months ended March 31, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2013 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grain (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. Corn oil is sold through a corn oil agreement (the “Corn Oil Agency Agreement”) with Bunge based on market prices.   Marketing fees, agency fees, and commissions due to the marketer are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of March 31, 2014 and 2013, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of March 31, 2014, the Company was committed to sell 0.469 million gallons of ethanol and 0.097 million tons of distillers grains and solubles.
Corn purchase contracts are treated as derivative financial instruments. Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2014, the Company was committed to purchasing 4.685 million bushels of corn on a forward contract basis resulting in a total commitment of $22.14 million.  These forward contracts had a fair value of $22.66 million at March 31, 2014.
In addition the Company was committed to purchasing 1.536 million bushels of corn on basis contracts.
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
As part of its trading activity, the Company uses futures and option contracts offered through regulated commodity exchanges to reduce risk and risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes positions using cash and futures contracts and options. The gains or losses on derivative instruments are included in revenue if the contracts relate to ethanol, and cost of goods sold if the contracts relate to corn. During the six months ended March 31, 2014 and 2013, the Company recorded combined realized and unrealized losses of $2.3 million and $2.8 million, respectively, as a component of cost of goods sold. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2014 and September 30, 2013 at fair value are as follows:

	Balance Sheet Classification	March 31, 2014	September 30, 2013
Futures and option contracts
In gain position		$215,600	$355,575
In loss position		(804,750)	(517,525)
Cash held by broker		1,329,091	929,359
	Current asset	739,941	767,409

Forward contracts, corn, related party	Current asset	516,849	—
Forward contracts, corn, related party	Current Liability	—	493,175

Net futures, options, and forward contracts		$1,256,790	$274,234

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended March 31, 2014 and 2013 consist of the following:

	Statement of Operations Classification	March 31, 2014	March 31, 2013
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$(695,717)	$2,109,287
Futures and option contracts	Cost of Goods Sold	$822,187	(624,023)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the six months ended March 31, 2014 and 2013 consist of the following:

	Statement of Operations Classification	March 31, 2014	March 31, 2013
Net realized and unrealized (gains) losses related to:
Purchase contracts (corn):
Forward contracts	Cost of Goods Sold	$1,160,388	$4,709,032
Futures and option contracts	Cost of Goods Sold	$1,177,442	(1,930,502)

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
Income (loss) Per Unit
Basic income (loss) per unit is calculated by dividing net income (loss) by the weighted average units outstanding for each period. Diluted income (loss) per unit is calculated by dividing income (loss) adjusted for interest on the convertible debt (when anti-dilutive) by the sum of the weighted average units outstanding and the weighted average dilutive units, using the treasury stock method. Units from convertible term notes are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income (loss) per unit for the three months and six months ended March 31, 2013 because their effect would be anti-dilutive during those periods. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Numerator:
Net income (loss) for basic earnings per unit	$19,150	$(2,424)	$30,009	$(11,107)
Interest expense on convertible term note	727	—	1,460	—
Net income (loss) for diluted earnings per unit	$19,877	$(2,424)	$31,469	$(11,107)

Denominator:
Weighted average units outstanding - basic	13,144	13,139	13,144	13,139
Weighted average units outstanding - diluted	25,523	13,139	25,518	13,139
Income (loss) per unit - basic	$1,456.94	$(184.49)	$2,283.09	$(845.35)
Income (loss) per unit - diluted	$778.79	$(184.49)	$1,233.21	$(845.35)

Note 3:  Inventory
Inventory is comprised of the following at:

	March 31, 2014	September 30, 2013
	(000's)	(000's)
Raw Materials - corn	$1,237	$2,607
Supplies and Chemicals	2,716	2,780
Work in Process	1,891	2,090
Finished Goods	3,052	968
Total	$8,896	$8,445

Note 4:   Members’ Equity
At March 31, 2014 outstanding member units were:

Series A Units Outstanding	8,810
Series B Units Outstanding	3,334
Series C Units Outstanding	1,000
Series U Units Outstanding	—

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
Under the terms of the Credit Agreement, as amended in the October Amendment, the Company could draw a maximum $11,428,600 on the revolving working capital term facility. As part of the revolving line of credit, the Company may request letters of credit to be issued up to a maximum of $5,000,000 in the aggregate (the "Revolving LOC"). There were no outstanding letters of credit as of March 31, 2014 .There was no outstanding balance on this loan as of March 31, 2014 and September 30, 2013.

As of March 31, 2014 and September 30, 2013, the outstanding balance under the Credit Agreement was $53,564,724 and $68,837,175, respectively.

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
Bunge
On August 26, 2009, Bunge N.A. Holdings, Inc. (“Holdings”), an affiliate of Bunge, entered into subordinated convertible term note to the Company in the amount of $27,106,079, which was assigned by Holdings to Bunge effective September 28, 2012 (the “Bunge Note”). The Bunge Note is due on August 31, 2014 and repayment is subordinated to the Credit Agreement. The Bunge Note is convertible into Series U Units at the price of $3,000 per Unit. As of March 31, 2014 and September 30, 2013, there was $38,249,201 and $36,765,265, respectively outstanding under the Bunge Note  and $491,052 and $491,957 of accrued interest (included in accrued expenses, related parties) due to Bunge, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st each year.
The Company entered into a revolving note with Holdings dated August 26, 2009, providing for a maximum of $10,000,000 in revolving credit (the “Bunge Revolving Note”) which was assigned to Bunge effective September 28, 2012. Bunge has a commitment, subject to certain conditions, to advance up to $3,750,000 at the Company’s request under the Bunge Revolving Note; amounts in excess of $3,750,000 may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, the Company may make payments on the Bunge Revolving Note so long as it is in compliance with its borrowing base covenant and there is not a payment default under the Credit Agreement. The balance under the Bunge Revolving Note, as of March 31, 2014 and September 30, 2013, was $0 and $5,000,000, respectively.
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

ICM
On June 17, 2010, ICM, Inc. (“ICM”) entered into a subordinated convertible term note to the Company (the “ICM Term Note”) in the amount of $9,970,000, which is convertible at the option of ICM into Series C Units at a conversion price of $3,000 per unit.  As of March 31, 2014 and September 30, 2013, there was $13,182,933 and $12,671,481 outstanding under the ICM Term Note, and $169,246 and $169,557 of accrued interest due (included in accrued expense, related party) to ICM, respectively. Interest on the note accrues monthly and is added to the note principal on February 1st and August 1st  each year.

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

Notes payable consists of the following:

	March 31, 2014	September 30, 2013
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 26, 2016 on the non-forgivable portion.	$205,000	$220,000
Convertible Notes payable to unit holders, bearing interest at LIBOR plus 7.50 to 10.5% (7.8335% at March 31, 2014); maturity on August 31, 2014.	574,219	551,941
Note payable to affiliate Bunge bearing interest at LIBOR plus 7.50 to 10.5% (7.8335% at March 31, 2014); maturity on August 31, 2014.	38,249,201	36,765,265
Note payable to affiliate ICM, bearing interest at LIBOR plus 7.50 to 10.5% (7.8335% at March 31, 2014); maturity on August 31, 2014.	13,182,933	12,671,481
Term facility payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at March 31, 2014); maturity on August 1, 2014.	25,367,413	28,231,518
Term facility payable to AgStar bearing interest at a fixed 6%; maturity on August 1, 2014.	28,197,311	30,605,657
Term revolver payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor (6.00% at March 31, 2014); maturity on August 1, 2014.	—	10,000,000
Capital leases payable to AgStar bearing interest at 3.088% matures May 15, 2014.	37,326	53,064
Revolving line of credit payable to Bunge, bearing interest at LIBOR plus 7.50 to 10.5% with a floor of 3.00% (7.683% at December 31, 2013).	—	5,000,000
$11.429 million revolving line of credit payable to AgStar bearing interest at LIBOR plus 4.45% with a 6.00% floor ; maturity on August 1, 2014.	—	—
	105,813,403	124,098,926
Less Current Maturities	105,609,449	123,887,338
Total Long Term Debt	$203,954	$211,588

The approximate aggregate maturities of notes payable as of March 31, are as follows:

2014	$105,609,449

2015	51,454

2016	152,500

Total	$105,813,403

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and September 30, 2013, categorized by the level of the valuation inputs within the fair value hierarchy:

	March 31, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$215,600	$516,849	$—

Liabilities:
Derivative financial instruments	804,750	—	—

	September 30, 2013
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$355,575	$—	$—

Liabilities:
Derivative financial instruments	517,525	493,175	—

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
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 adjusted according to specified indexes after three years.  The Ethanol Agreement runs through August 31, 2014 and will automatically renew for successive three-year terms thereafter unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $365,724 and  $320,195 during the three months ended March 31, 2014 and 2013, respectively, under the Ethanol Agreement. The Company has incurred expenses of $697,862 and $622,513 during the six months ended March 31, 2014 and 2013, respectively, under the Ethanol Agreement. Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000 .  The Risk Management Services Agreement has an initial term of three years and automatically renews for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under the Risk Management Services Agreement for the three months ended March 31, 2014 and 2013 were $75,000. Expenses under the Risk Management Services Agreement for the six months ended March 31, 2014 and 2013 were $150,000.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended March 31, 2014 and 2013 were $815 thousand and $1.1 million net of subleases and accretion, respectively. Expenses under this agreement for the six months ended March 31, 2014 and 2013 were $1.6 million and $2.2 million net of subleases and accretion, respectively. The Company has a sublease for 200 hopper cars that expires September 14, 2014. As the sublease rate is less than the original lease rate, a loss was recorded at inception of the sublease and is being accreted to rent expense over the life of the sublease. Upon expiration of the sublease, the Company will continue to work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of the current market conditions. In December 2013 SIRE subleased 55 cars to an unrelated party and recalled 25 cars from Bunge.
The Company entered into a Distillers Grain Purchase Agreement dated October 13, 2006, as amended with Bunge, under which Bunge is obligated to purchase from the Company and the Company is obligated to sell to Bunge all distillers grains produced at the facility.  If the Company finds another purchaser for distillers grains offering a better price for the same grade, quality, quantity, and delivery period, it can ask Bunge to either market directly to the other purchaser or market to another purchaser on the same terms and pricing. The initial 10-year term of the DG Agreement began February 1, 2009.  The DG Agreement automatically renews for additional 3-year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.
Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the Company's DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.   Expenses under this agreement for the three months ended March 31, 2014 and 2013 were $490 thousand and $577 thousand, respectively. Expenses under this agreement for the six months ended March 31, 2014 and 2013 were $1.0 million and $1.1 million, respectively.

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
The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge on July 15, 2008. Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate the ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is 10 years, subject to earlier termination upon specified events. Expenses under this agreement for the three months ended March 31, 2014 and 2013 were $310 thousand and $275 thousand, respectively. Expenses under this agreement for the six months ended March 31, 2014 and 2013 were $660 thousand and $532 thousand, respectively.
On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil, which has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended March 31, 2014 and 2013 were $52 thousand and $35 thousand, respectively. Expenses under this agreement for the six months ended March 31, 2014 and 2013 were $110 thousand and $79 thousand, respectively.
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

Note 8: Major Customer
The Company is party to the Ethanol, Supply, and Corn Oil Agency Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, syrup, and corn oil produced by the Company. Revenues with this customer were $80.9 million and $77.5 million for the three months ended March 31, 2014 and 2013, respectively. Revenues with this customer were $158.4 million and $149.7 million for the six months ended March 31, 2014 and 2013, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements and our Form 10-K for the year ended September 30, 2013 including the consolidated financial statements, accompanying notes and the risk factors contained herein.

Cautionary Statements Regarding Forward Looking Statements
This Quarterly Report on Form 10-Q contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

Industry Factors Affecting our Results of Operations

During the three months ended March 31, 2014, the ethanol industry experienced improved ethanol margins as a result of a combination of factors.

•
Weather and Rail Problems - during the winter months of 2014, there were numerous delays in the rail system, causing periods of plant slowdowns and shutdowns throughout the ethanol industry. SIRE had minimal affect from these, as our railcars were readily available the majority of the time.

•
Corn prices have decreased substantially during the three months ended March 31, 2014, from the same period in the previous fiscal year, as a result of the near record United States corn crop in 2013. For the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, the average price per bushel paid was $4.41 and $7.36, respectively.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2014 ending corn stocks of over 1.3 billion bushels suggesting stable to lower corn prices through fiscal 2014. Lower than normal ethanol stocks continue to have a positive effect on ethanol margins in the last three quarters of Fiscal 2013 and the first two quarters of Fiscal 2014.

•	Gasoline demand is currently higher than expected, keeping ethanol inventories tight.

In response to the compressed ethanol margins which reached near break-even levels during the first quarter of our year ended September 30, 2013 ("Fiscal 2013") and affected our results of operations, we decreased production substantially in the first quarter of Fiscal 2013. We slightly increased production back toward capacity in the second quarter of Fiscal 2013 and during the third quarter of Fiscal 2013, we increased production further so that our plant began running at capacity and we have been running at capacity since. The full production during the three months ended March 31, 2014 coupled with lower corn prices and good ethanol prices, resulted in net income of $19.15 million during the three months ended March 31, 2014, as compared to a net loss of $(2.42) million in the three months ended March 31, 2013.

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

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2014 and 2013.

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	$82,971	100.0%	$2.85	$79,197	100.0%	$3.21
Cost of Good Sold
Material Costs	45,450	54.8%	1.56	64,745	81.8%	2.63
Variable Production Exp	9,746	11.7%	0.33	7,853	9.9%	0.32
Fixed Production Exp	5,554	6.7%	0.19	5,727	7.2%	0.23
Gross Margin	22,221	26.8%	0.77	872	1.1%	0.03
General and Administrative Expenses	1,151	1.4%	0.04	931	1.2%	0.04
Other Expenses	1,920	2.3%	0.07	2,365	3.0%	0.10
Net Income (Loss)	$19,150	23.1%	$0.66	$(2,424)	(3.1)%	$(0.11)

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2014 and 2013.

	Six months ended			Six months ended
	March 31, 2014			March 31, 2013
	Amounts	% of Revenues	Gallons Average Price	Amounts	% of Revenues	Gallons Average Price
	in 000's			in 000's
Income Statement Data
Revenues	$163,157	100.0%	$2.69	$153,524	100.0%	$3.12
Cost of Good Sold
Material Costs	96,014	58.8%	1.58	130,654	85.1%	2.65
Variable Production Exp	19,790	12.1%	0.33	16,028	10.4%	0.33
Fixed Production Exp	11,019	6.8%	0.18	11,223	7.3%	0.23
Gross Margin (loss)	36,334	22.3%	0.60	(4,381)	(2.8)%	(0.09)
General and Administrative Expenses	2,357	1.4%	0.04	1,988	1.3%	0.04
Other Expenses	3,968	2.4%	0.07	4,738	3.1%	0.10
Net Income (Loss)	$30,009	18.5%	$0.49	$(11,107)	(7.2)%	$(0.23)

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Ethanol	29,132,866	77.65%	$2.21	24,653,527	72.96%	$2.34
Distiller's Grains	96,094	19.43	167.78	94,079	23.83	200.61
Corn Oil	3,478	2.52	601.21	2,464	2.24	720.46
Syrup	9,750	0.40	34.15	10,253	0.97	74.71

	Six months ended			Six months ended
	March 31, 2014			March 31, 2013
	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price	Gallons/Tons Sold	% of Revenues	Gallons/Tons Average Price
Statistical Revenue Information
Ethanol	60,643,461	76.52%	$2.06	49,234,021	73.44%	$2.29
Distiller's Grains	203,123	20.17	162.05	173,861	23.18	204.67
Corn Oil	7,323	2.91	647.96	5,413	2.58	732.01
Syrup	17,218	0.39	37.29	15,465	0.80	79.32

Revenues

Our revenue from operations is derived from four primary sources: sales of ethanol, distillers grains, corn oil, and corn syrup.  Revenues increased $3.8 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 and increased $9.6 million from the six months ended March 31, 2013 to the six months ended March 31, 2014. For the three months ended March 31, 2014 to the three months ended March 31, 2013 ethanol gallons sold increased 4.5 million gallons, but this increase was slightly offset by the price per gallon decreasing $0.13 per gallon. From the six months ended March 31, 2014 to the six months ended March 31, 2013 ethanol gallons sold increased 11.4 million gallons but was partially offset by the price per gallon decreasing $0.23 per gallon.

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 73.2% and 98.9% for the three months ended March 31, 2014 and 2013 and 77.7% and 102.8% for the six months ended March 31, 2014 and 2013, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net gains or (losses) from derivatives and hedging relating to corn.  We used 10,517,083 and 8,703,391 bushels of corn at the average price paid of $4.34 and $7.50 for the three months ended March 31, 2014 and 2013 and 21,853,644 and 17,382,506 bushels of corn at an average price paid of $4.47 and $7.42 per bushel during the six months ended March 31, 2014 and 2013, respectively.  Our average steam and natural gas energy cost was $5.63 and $4.22 per MMBTU for the three months ended March 31, 2014 and 2013 and $4.93 and $4.27 per MMBTU for the six months ended March 31, 2014 and 2013, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an increase of approximately $126,000 and $1,486,000 in our cost of goods sold for the three months ended March 31, 2014 and 2013 respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses showed a slight increase when comparing the three months ended March 31, 2014 and 2013 due to the production increase and an increase in natural gas and steam cost.  Fixed production expenses showed a slight decrease when comparing the three months ended March 31, 2014 and 2013. Variable production expenses showed a slight increase when comparing the six months ended March 31, 2014 and 2013 due to the production increase and an increase in natural gas and steam cost.  Fixed production expenses showed a slight decrease when comparing the six months ended March 31, 2014 and 2013.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.4% and 1.2% for the three months ended March 31, 2014 and 2013, respectively and 1.4% and 1.3% for the six months ended March 31, 2014 and 2013.   General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  We expect our operating expenses to remain flat to slightly decrease during the remainder of Fiscal 2014 compared to the Fiscal 2013 year-to-date amounts.
Other (Expense)

Our other expenses, primarily interest, for the three months ended March 31, 2014 were approximately 2.3% of revenue compared to 3.0% of revenue for the three months ended March 31, 2013 and 2.4% and 3.1% for the six months ended March 31, 2014 and 2013. Interest expense is lower, as during these profitable quarters, we borrowed less on our revolving facilities.

Selected Financial Data
Modified EBITDA is defined as net income (loss) plus interest expense net of interest income, plus income tax expense (benefit) and plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging losses (gains).  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America, and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

We compensate for these limitations by relying primarily on our GAAP financial measures and by using modified EBITDA only as supplemental information.  We believe that consideration of modified EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our operations.  Because modified EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, modified EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of modified EBITDA to net income (loss) (in thousands except per unit data):

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

EBITDA
Net Income (Loss)	$19,150	$(2,424)	$30,009	$(11,107)
Interest Expense, Net	1,936	2,399	3,988	4,788
Depreciation	2,870	2,849	5,727	5,698
EBITDA	23,956	2,824	39,724	(621)

Unrealized Hedging Loss (Gain)	(658)	1,383	(583)	3,450

Modified EBITDA	$23,298	$4,207	$39,141	$2,829

Modified EBITDA per unit - basic	$1,772.52	$320.19	$2,977.86	$215.31

Liquidity and Capital Resources
As of March 31, 2014 and September 30, 2013, we had a balance of $53.6 million, and $68.8 million, respectively, under our Credit Agreement of which $53.6 million and $58.8 million, respectively, was term loan and $0 and $10 million, respectively, was the outstanding term revolver balance.  Our Credit Agreement originally consisted of $126 million consisting of a $101 million term loan, a term revolver of $10 million and a revolving working capital term facility of $15 million. On October 31, 2013, we entered into another amendment to the Credit Agreement (the “October Amendment”) to extend the maturity date of the revolving working capital facility to August 1, 2014, the same date as the term loan and term revolving loans mature, and the October Amendment waived any default that had or could have occurred under certain financial covenants under the Credit Agreement as of September 30, 2013. Under the October Amendment, the amount of credit available under such revolving facility is $11.4 million. We are subject to various affirmative and negative covenants under the Credit Agreement.
We had an additional $21.4 million available as of March 31, 2014 under the seasonal and term revolvers. As part of the seasonal and term revolvers we may also request letters of credit to be issued up to a maximum of $5 million in the aggregate. There were no outstanding letters of credit as of March 31, 2014.
We entered into the Bunge Revolving Note, providing for the extension of a maximum of $10 million in revolving credit.  Bunge has a commitment, subject to certain conditions, to advance up to $3.8 million at our request under the Bunge Revolving Note; amounts in excess of $3.8 million may be advanced by Bunge in its discretion.  Interest accrues at the rate of 7.5% over six-month LIBOR.  While repayment of the Bunge Revolving Note is subordinated to the Credit Agreement, we may make payments on the Bunge Revolving Note so long as we are in compliance with our borrowing base covenant and there is not a payment default under the Credit Agreement. As of March 31, 2014 and September 30, 2013, the balance outstanding was $0 and $5.0 million, respectively, under the Bunge Revolving Note. Under the Bunge Revolving Note, we made certain standard representations and warranties. The Bunge Revolving Note matures in August 2014 and we are currently in discussions with various lenders, including our current lenders, for a new credit facility and anticipate closing on a new credit new facility prior to the maturation of the current facility. In connection with the refinancing of our existing indebtedness, we may face various challenges due to the current market environment impacting the ethanol industry.
The Credit Agreement matures on August 1, 2014; the subordinated debt facilities mature on August 31, 2014, at which time any principal amounts outstanding are due and, in accordance with GAAP, all outstanding amounts under the Credit Agreement and subordinated debt facilities are classified as current maturity in our financial statements. We are currently in negotiations with various lenders, including our current Lenders, for a new credit facility and anticipate closing on the new facility prior to the maturation of the Credit Agreement.

As a result of our Credit Agreement, Revolving LOC, convertible debt and the Bunge Revolving Note, at times, we have a significant amount of debt, and our existing debt financing agreements contain, and our future debt financing agreements may contain, restrictive covenants that limit distributions and impose restrictions on the operation of our business.   The use of debt financing makes it more difficult for us to operate because we must make principal and interest payments on the indebtedness and abide by covenants contained in our debt financing agreements. The level of our debt has important implications on our liquidity and capital resources, including, among other things: (i) limiting our ability to obtain additional debt or equity financing; (ii) making us vulnerable to increases in prevailing interest rates; (iii) placing us at a competitive disadvantage because we may be substantially more leveraged than some of our competitors; (iv) subjecting all or substantially all of our assets to liens, which means that there may be no assets left for members in the event of a liquidation; and (v) limiting our ability to make business and operational decisions regarding our business, including, among other things, limiting our ability to pay dividends to our unit holders, make capital improvements, sell or purchase assets or engage in transactions we deem to be appropriate and in our best interest.

Primary Working Capital Needs
During the third quarter of Fiscal 2014, we estimate that we will require approximately $51.45 million for our primary input of corn and $3.88 million for our energy sources of electricity, steam, and natural gas.  We currently have approximately $31.4 million available under our current revolving lines of credit to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.
We are actively negotiating with bank groups and our subordinated debt holders to renew our debt facilities prior to their expiration dates in August, 2014. We believe, with the renewal or refinancing of the outstanding bank holder and subordinated debt, our existing sources of liquidity, including cash on hand, available revolving credit and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months.   However, in the event that the market experiences significant price volatility and potentially returns to negative crush margins, we may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, or negotiating short-term concessions from our lenders.

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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our profitability by approximately $32 million, or $0.26 per gallon, assuming our plant operates at 100% of our capacity (production of 125 million gallons per year) assuming no increase in the price of ethanol.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $62 million decrease in revenue.

Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amending, the “Exchange Act”), as of March 31, 2014.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of March 31, 2014 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of March 31, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("the 1992 Framework").  Based on this assessment, the Company’s management concluded that, as of March 31, 2014, the Company’s integrated controls over financial report were effective.
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
The Company is not currently able to predict the outcome of this Lawsuit with any degree of certainty. Under the Tricanter Agreement, ICM is obligated to, and has retained counsel at its expense to defend the Company in this Lawsuit. However, in the event that damages are awarded as a result of this Lawsuit and, if ICM is unable to fully indemnify the Company for any reason, the Company could be liable for such damages. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

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

Not applicable.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 6, 2014	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	May 6, 2014	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer