Form 10-Q
period 2014-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2014-08-13
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2014

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

As of August 13, 2014, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2014	September 30, 2013
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,504	$12,437
Restricted cash	304	303
Accounts receivable	721	722
Accounts receivable, related party	9,523	10,441
Derivative financial instruments	862	767
Inventory	12,803	8,445
Prepaid expenses and other	871	438
Total current assets	28,588	33,553

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	206,971	205,356
Office and other equipment	1,069	751
	210,104	208,171
Accumulated depreciation	(73,506)	(64,987)
Net property and equipment	136,598	143,184

Other Assets
Financing costs, net of amortization of $1 and $3,772, respectively	418	431
Other assets	1,258	1,258
	1,676	1,689
Total Assets	$166,862	$178,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2014	September 30, 2013
	(Unaudited)
Current Liabilities
Accounts payable	$1,980	$1,130
Accounts payable, related party	3,687	6,457
Derivative financial instruments, related party	2,056	493
Accrued expenses	3,926	3,318
Accrued expenses, related parties	574	932
Current maturities of notes payable	4,523	123,887
Total current liabilities	16,746	136,217

Long Term Liabilities
Notes payable, less current maturities	61,948	212
Other long-term liabilities	325	400
Total long term liabilities	62,273	612

Members' Equity
Members' capital, 13,327 and 13,144 Units issued and outstanding	87,165	76,488
Accumulated earnings (deficit)	678	(34,891)
Total members' equity	87,843	41,597

Total Liabilities and Members' Equity	$166,862	$178,426

Notes to Financial Statements are an integral part of this statement

-
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income (loss) per unit)

(Unaudited)
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Revenues	$88,158	$94,472	$251,315	$247,996
Cost of Goods Sold
Cost of goods sold-non hedging	65,841	92,069	190,326	247,195
Realized & unrealized hedging (gains) losses	3,205	(2,336)	5,542	443
	69,046	89,733	195,868	247,638

Gross Margin	19,112	4,739	55,447	358

General and administrative expenses	1,344	942	3,701	2,930

Operating Income (Loss)	17,768	3,797	51,746	(2,572)

Interest expense and other income, net	2,080	2,296	6,049	7,034
Loss from debt extinguishment	10,128	—	10,128	—

Net Income (Loss)	$5,560	$1,501	$35,569	$(9,606)

Weighted average units outstanding - basic	13,205	13,139	13,164	13,139
Weighted average units outstanding - diluted	25,234	29,375	25,424	13,139
Income (loss) per unit - basic	$421.05	$114.24	$2,701.99	$(731.11)
Income (loss) per unit - diluted	$247.52	$83.71	$1,483.44	$(731.11)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$35,569	$(9,606)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	8,601	8,546
Amortization	431	405
Accrued interest added to long term debt	2,018	1,952
Loss on disposal of property	150	18
Loss from debt extinguishment	10,128	—
(Increase) decrease in current assets:
Accounts receivable	919	1,299
Inventories	(4,658)	(5,321)
Prepaid expenses and other	(433)	(284)
Derivative financial instruments	(95)	4,871
Decrease in other long-term liabilities	(75)	(75)
Increase (decrease) in current liabilities:
Accounts payable	(1,920)	2,745
Derivative financial instruments	1,563	76
Accrued expenses	250	—
Net cash provided by operating activities	52,448	4,626

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,865)	(452)
Increase in restricted cash	(1)	(1)
Net cash (used in) investing activities	(1,866)	(453)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(418)	—
Proceeds from notes payable	86,000	74,900
Payments on borrowings	(145,097)	(75,626)
Net cash (used in) financing activities	(59,515)	(726)

Net increase (decrease) in cash and cash equivalents	(8,933)	3,447

CASH AND EQUIVALENTS
Beginning	12,437	6,285
Ending	$3,504	$9,732

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,425	$3,855

Non-cash financing activities:
Conversion of Subordinated Debt to Units	$549	—
Increase in Members' equity due to significant premium on modification of convertible debt	$10,128	—

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchase of property and equipment	(300)	—
Inventory	300	—

Disposal of property and equipment	232	—

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.   The Company is permitted to produce up to 125 million gallons of ethanol per year. The Company sells its ethanol, distillers grains, corn syrup, and corn oil in the continental United States, Mexico, and the Pacific Rim.
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of June 30, 2014 and for the three and nine months ended June 30, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2013 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of June 30, 2014 and September 30, 2013, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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

To minimize the risk and the volatility of commodity prices, primarily related to corn and ethanol, the Company uses various derivative instruments, including forward corn, ethanol, and distillers grains purchase and sales contracts, over-the-counter and exchange-traded futures and option contracts.  From time to time, when market conditions are appropriate and the Company has sufficient working capital available, the Company will enter into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.  The Company uses cash, futures and options contracts to hedge changes to the commodity prices of corn and ethanol.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of June 30, 2014, the Company was committed to sell 12.1 million gallons of ethanol and 68.1 thousand tons of distillers grains.
The Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.   Although the contracts are intended to be effective economic hedges of specified risks, they are not designated as a hedge for accounting purposes and are recorded on the balance sheet at fair market value with changes in market value recognized in current period earnings.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2014, the Company was committed to purchasing 3.6 million bushels of corn on a forward contract basis resulting in a total commitment of $16.7 million.
In addition the Company was committed to purchasing 1.1 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2014 and September 30, 2013 at market value are as follows:

	Balance Sheet Classification	June 30, 2014	September 30, 2013
		in 000's	in 000's
Futures and option contracts
In gain position		$626	$356
In loss position		(1,962)	(518)
Cash held by broker		2,198	929
	Current asset	862	767

Forward contracts, corn, related party	Current liability	2,056	493

Net futures, options, and forward contracts		$(1,194)	$274

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and nine months ended June 30, 2014 and 2013 consist of the following (in thousands of dollars):

		Three months ended		Nine months ended
	Statement of Operations Classification	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net realized and unrealized (gains) losses related to:

Forward purchase contracts (corn)	Cost of Goods Sold	$2,713	$(150)	$3,873	$4,559
Futures and option contracts (corn)	Cost of Goods Sold	$492	(2,186)	$1,669	$(4,116)
Futures and option contracts (ethanol)	Revenue	$1,146	—	$1,146	—

Inventory
Inventory is stated at the lower of cost or market value using the average cost method.  Market value is based on current replacement values, to the extent that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to the short term nature of these instruments. The carrying value of senior debt approximates fair value based on the variable interest rate and it being issued close to the end of the period.
Income (loss) Per Unit
Basic income (loss) per unit is calculated by dividing net income (loss) by the weighted average units outstanding for each period. Diluted income (loss) per unit is calculated by dividing income (loss) adjusted for interest on the convertible debt (when anti-dilutive) by the sum of the weighted average units outstanding and the weighted average dilutive units, using the treasury stock method. Units from convertible term notes are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income (loss) per unit for the nine months ended June 30, 2013, because their effect would be anti-dilutive during those periods. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Net income (loss) for basic earnings per unit	$5,560	$1,501	$35,569	$(9,606)
Interest expense on convertible term note	686	958	2,146	—
Net income (loss) for diluted earnings per unit	$6,246	$2,459	$37,715	$(9,606)

Denominator:
Weighted average units outstanding - basic	13,205	13,139	13,164	13,139
Weighted average units outstanding - diluted	25,234	29,375	25,424	13,139
Income (loss) per unit - basic	$421.05	$114.24	$2,701.99	$(731.11)
Income (loss) per unit - diluted	$247.52	$83.71	$1,483.44	$(731.11)

Note 3:  Inventory
Inventory is comprised of the following at:

	June 30, 2014	September 30, 2013
	(000's)	(000's)
Raw Materials - corn	$3,001	$2,607
Supplies and Chemicals	3,174	2,780
Work in Process	1,892	2,090
Finished Goods	4,736	968
Total	$12,803	$8,445

Note 4:   Members’ Equity
At June 30, 2014 outstanding member units were:

Series A Units Outstanding	8,993
Series B Units Outstanding	3,334
Series C Units Outstanding	1,000
Series U Units Outstanding	—

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
On May 31, 2014, convertible notes payable to unit holders totaling $549,000 were converted into 183 A units at $3,000 per unit. The remaining $25,219 plus accrued interest of $14,994 was paid to completely retire the notes.
At June 30, 2014, book value was $6,591 per unit.
Note 5:   Revolving Loan/Credit Agreements
FCSA/CoBank
The Company entered into a credit agreement with Farm Credit Services of America, FLCA (“ FCSA ”) and CoBank, ACB, as cash management provider and agent (“CoBank ”) which provides the Company with a term loan in the amount of $30,000,000 (the “ Term Loan ”) and a revolving term loan in the amount of up to $36,000,000 (the “ Revolving Term Loan ,” together with the Term Loan, the “ FCSA Credit Facility ”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for payments by the Company to FCSA of quarterly installments of $1,500,000 each, beginning on December 20, 2014 with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires reductions in principal availability in increments of $6,000,000 each June 1 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of June 30, 2014 , there was $40.0 million outstanding under the FCSA Credit Facility, with $26.0 million available under the Revolving Term Loan.

AgStar
The Company originally entered into a Credit Agreement, with AgStar Financial Services, PCA (“AgStar”) and a group of lenders for $126,000,000 senior secured debt, consisting of a $101,000,000 term loan, a term revolver of up to $10,000,000 and a revolving working capital term facility of up to $15,000,000.

As of September 30, 2013, the outstanding balance under the Credit Agreement was $68,837,175.

All outstanding principal under the AgStar Credit Facility was paid off on June 24, 2014 with proceeds from the FSCA Credit Facility and the AgStar Credit Agreement was retired.

Bunge

Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and Bunge (the “ Bunge Term Loan Note ”). The Bunge Term Loan Note provides a loan in the principal amount of $19,517,137 and matures on July 1, 2023. Interest under the Bunge Term Loan Note payable is calculated at a rate of Six and One Quarter Percent (6.25%) over LIBOR. Interest under the Bunge Term Loan Note is due and payable quarterly commencing on September 30, 2014. The Company may prepay any or all of the outstanding principal balance on the Bunge Term Loan Note at any time with thirty (30) days prior written notice to Bunge without penalty or premium. As under the prior Subordinated Term Loan Note between Bunge and the Company, Bunge may convert any or all of a portion of the outstanding principal to Series U Units of the Company at a price of $3,000 per unit at its option upon fifteen (15) days prior notice to the Company by Bunge. As part of the amendment and restatement, the Company paid a total of $19,922,241 of principal and accrued interest on the outstanding loan, extended the term as indicated and reduced the interest rate from Seven and One Half Percent (7.5%) over LIBOR to the indicated rate.

As of June 30, 2014 and September 30, 2013, there was $24,601 and $491,957 of accrued interest (included in accrued expenses, related parties) due to Bunge, respectively. Interest on the renewed note accrues monthly and is payable quarterly.
The Company had a revolving note with Bunge with a balance as of September 30, 2013 of $5,000,000, which was not renewed June 23, 2014.
ICM
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and ICM (the “ ICM Term Loan Note ”). The ICM Term Loan Note provides a loan in the principal amount of $6,726,758. The ICM Term Loan Note matures on July 1, 2023. Interest under the ICM Term Loan Note is calculated at a rate of Six and One Quarter Percent (6.25%) per annum over LIBOR. Interest under the ICM Term Loan Note is due and payable quarterly commencing on September 30, 2014. The Company may prepay any or all of the outstanding principal balance on the ICM Term Loan Note at any time with thirty (30) days prior written notice to ICM without penalty or premium. As under the prior Subordinated Term Loan Note by and between ICM and the Company, ICM may convert any or all of a portion of the outstanding principal to Series C Units of the Company at a price of $3,000 per unit at its option upon fifteen (15) days prior notice to the Company by ICM. As part of the amendment and restatement, the Company paid a total of $6,866,381 of principal and accrued interest on the outstanding loan, extended the term as indicated and reduced the interest rate from Seven and One Half Percent (7.5%) over LIBOR to the indicated rate.

As of June 30, 2014 and September 30, 2013, there was $8,479 and $169,557 of accrued interest due (included in accrued expenses, related parties) to ICM, respectively.
Loss from debt extinguishment

As a result of amending and restating the Bunge and ICM Subordinated Term Loan (Subdebt) agreements on June 23, 2014 to a new maturity date, the Company evaluated the change under the debt modification accounting guidance for an instrument with an embedded conversion feature. As a result of this evaluation, the Company determined an extinguishment occurred, which required determination of the fair value of the related debt. The Company determined that the Subdebt fair value exceeded the face value by approximately $10.1 million due to the substantial premium contained in the conversion feature resulting in loss on debt extinguishment. Due to the substantial premium on the conversion feature in accordance with ASC 470-20-25-13, the resulting offset to the loss was reflected as an increase to members’ equity with the debt remaining at face value.

Notes payable

Notes payable consists of the following:

	June 30, 2014	September 30, 2013
	(000's)	(000's)
$300,000 Note payable to IDED, a non-interest bearing obligation with monthly payments of $2,500 due through the maturity date of March 26, 2016 on the non-forgivable portion.	$197	$220
Note payable to affiliate Bunge bearing interest at LIBOR plus 6.25% (6.48260% at June 30, 2014); maturity on July 1, 2023.	19,517	36,765
Note payable to affiliate ICM bearing interest at LIBOR plus 6.25% (6.48260% at June 30, 2014); maturity on July 1, 2023.	6,727	12,671
Capital leases payable to AgStar bearing interest at 3.088% matures May 15, 2015.	30	53
Term facility payable to FSCA bearing interest at LIBOR plus 3.35% (3.50% at June 30, 2014); maturity date of September 20, 2019.	30,000	—
Term Revolver payable to FSCA bearing interest at LIBOR plus 3.35% (3.50% at June 30, 2014); maturity at June 1, 2023.	10,000	—
Convertible Notes payable to unit holders was retired or converted May 31, 2014	—	552
Term facility payable to AgStar was retired June 24, 2014.	—	28,232
Term facility payable to AgStar was retired June 24, 2014.	—	30,606
Term revolver payable to AgStar was retired June 24, 2014.	—	10,000
Revolving line of credit payable to Bunge was retired June 24, 2014.	—	5,000
	66,471	124,099
Less Current Maturities	4,523	123,887
Total Long Term Debt	61,948	212

The approximate aggregate maturities of notes payable as of June 30, are as follows:

2014	$4,523

2015	6,052

2016	6,152

2017	6,000

2018	6,000

2019 and Thereafter	37,744

Total	$66,471

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
Derivative financial instruments.  Commodity futures and exchange traded options are reported at fair value utilizing Level 1 inputs. For these contracts, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes and live trading levels from the Chicago Mercantile Exchange (“CME”) market.  Ethanol contracts are reported at fair value utilizing Level 1 inputs from third-party pricing services.  Forward purchase contracts are reported at fair value utilizing Level 2 inputs.   For these contracts, the Company obtains fair value measurements from local grain terminal values.  The fair value measurements consider observable data that may include live trading bids from local elevators and processing plants which are based on the CME market.
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and September 30, 2013, categorized by the level of the valuation inputs within the fair value hierarchy:

	June 30, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$625,638	$—	$—

Liabilities:
Derivative financial instruments	1,961,813	2,056,281	—

	September 30, 2013
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$355,575	$—	$—

Liabilities:
Derivative financial instruments	517,525	493,175	—

Note 7:   Related Party Transactions
Bunge
On November 1, 2006, in consideration of its agreement to invest $20.0 million in the Company, Bunge purchased the only Series B Units under an arrangement whereby the Company would (i) enter into various agreements with Bunge or its affiliates (discussed below) for management, marketing and other services, and (ii) have the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all Units.  Under the Company’s Third Amended and Restated Operating Agreement (the “Operating Agreement”), the Company may not, without Bunge’s approval (i) issue additional Series B Units, (ii) create any additional Series of Units with rights which are superior to the Series B Units, (iii) modify the Operating Agreement to adversely impact the rights of Series B Unit holders, (iv) change its status from one which is managed by managers, or vise versa, (v) repurchase or redeem any Series B Units, (vi) take any action which would cause a bankruptcy, or (vii) approve a transfer of Units allowing the transferee to hold more than 17% of the Company’s Units or to a transferee which is a direct competitor of Bunge.
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750 thousand adjusted according to specified indexes after three years.  The Ethanol Agreement runs through August 31, 2014 and will automatically renew for successive three-year terms thereafter unless one party provides the other with notice of their election to terminate 180 days prior to the end of the term.  The Company has incurred expenses of $351 thousand and  $397 thousand during the three months ended June 30, 2014 and 2013, respectively, under the Ethanol Agreement. The Company has incurred expenses of $1.0 million and $1.0 million during the nine months ended June 30, 2014 and 2013, respectively, under the Ethanol Agreement.
On February 28, 2014, the Company notified Bunge of its intent to terminate the Ethanol Agreement, pending final negotiations of the senior and subordinated debt, as well as evaluating the Ethanol Agreement compared to others in the industry.
Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75 thousand.  The Risk Management Services Agreement has an initial term of three years and automatically renews for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under the Risk Management Services Agreement for the three months ended June 30, 2014 and 2013 were $75 thousand. Expenses under the Risk Management Services Agreement for the nine months ended June 30, 2014 and 2013 were $225 thousand.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended June 30, 2014 and 2013 were $0.8 million and $1.1 million net of subleases and accretion, respectively. Expenses under this agreement for the nine months ended June 30, 2014 and 2013 were $2.5 million and $3.3 million net of subleases and accretion, respectively. The Company has a sublease for 200 hopper cars that expires September 14, 2014. As the sublease rate is less than the original lease rate, a loss was recorded at inception of the sublease and is being accreted to rent expense over the life of the sublease. Upon expiration of the sublease, the Company will continue to work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of the current market conditions. In December 2013 the Company subleased 55 cars to an unrelated party and recalled 25 cars from Bunge. The Company has subleased other cars to other unrelated parties on a short term basis.
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
Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the Company's DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150 thousand.  Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other accessorial charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.   Expenses under this agreement for the three months ended June 30, 2014 and 2013 were $509 thousand and $600 thousand, respectively. Expenses under this agreement for the nine months ended June 30, 2014 and 2013 were $1.5 million and $1.7 million, respectively.
On August 26, 2009, the Company also executed a Bunge Agreement—Equity Matters (the “Equity Agreement”). The Bunge Equity Agreement provides that (i) Bunge has preemptive rights to purchase new securities in the Company.
The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge on July 15, 2008. Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate the ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn under the Supply Agreement, subject to a minimum annual fee of $675 thousand and adjustments according to specified indexes after three years.  The term of the Supply Agreement is 10 years, subject to earlier termination upon specified events. Expenses under this agreement for the three months ended June 30, 2014 and 2013 were $333 thousand and $330 thousand, respectively. Expenses under this agreement for the nine months ended June 30, 2014 and 2013 were $993 thousand and $862 thousand, respectively.
On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil, which has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the three months ended June 30, 2014 and 2013 were $63 thousand and $43 thousand, respectively. Expenses under this agreement for the nine months ended June 30, 2014 and 2013 were $173 thousand and $122 thousand, respectively.
 The Company and Bunge have also entered into certain term and revolving credit facilities. See Note 5 Revolving Loan/Credit Agreements for the terms of these financing arrangements.

ICM
On November 1, 2006, in consideration of its agreement to invest $6.0 million in the Company, ICM became the sole Series C Member.  As part of ICM’s agreement to invest in Series C Units, the Operating Agreement provides that the Company will not, without ICM’s approval (i) issue additional Series C Units, (ii) create any additional Series of Units with rights senior to the Series C Units, (iii) modify the Operating Agreement to adversely impact the rights of Series C Unit holders, or (iv) repurchase or redeem any Series C Units.  Additionally, ICM, as the sole Series C Unit owner, is afforded the right to elect one Series C Director to the Board so long as ICM remains a Series C Member.
To induce ICM to agree to the ICM Term Note, the Company entered into an equity agreement with ICM (the “ICM Equity Agreement”) on June 17, 2010, whereby ICM (i) retains preemptive rights to purchase new securities in the Company.
The Company and ICM have also entered into a convertible term note. See Note 5 Revolving Loan/Credit Agreements for the terms of this financing arrangement.
Note 8: Major Customer
The Company is party to the Ethanol, Supply, and Corn Oil Agency Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, syrup, and corn oil produced by the Company. Revenues with Bunge were $86.3 million and $92.3 million for the three months ended June 30, 2014 and 2013, respectively and were $244.6 million and $241.9 million for the nine months ended June 30, 2014 and 2013, respectively.

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

Overview, Status and Recent Developments
The Company is an Iowa LLC, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 125 million gallon capacity ethanol plant (the "Facility").  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

Industry Factors Affecting our Results of Operations

During the three months ended June 30, 2014, the ethanol industry experienced improved ethanol margins as a result of a combination of factors.

•
During the winter and spring months of 2014, there were numerous delays in the rail system, causing periods of plant slowdowns and shutdowns throughout the ethanol industry. These have abated somewhat industry-wide. SIRE had minimal effect from these issues, as our railcars were readily available the majority of the time.

•
Corn prices have decreased substantially during the three months ended June 30, 2014, from the same period in the previous fiscal year, as a result of the near record United States corn crop in 2013. For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, the average price per bushel paid decreased 35.3%.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the “USDA”) forecast 2014 corn production of 13.9 billion bushels and ending corn stocks of 1.2 billion bushels suggesting stable to lower corn prices through fiscal 2014. Lower than normal ethanol stocks continue to have a positive effect on ethanol margins in the last three quarters of Fiscal 2013 and the first three quarters of Fiscal 2014.

•	Gasoline demand continues to increase over 2013 levels.

In response to the compressed ethanol margins which reached break-even and loss levels during the first quarter of our year ended September 30, 2013 ("Fiscal 2013") and effected our results of operations, we decreased production substantially in the first quarter of Fiscal 2013. We slightly increased production back toward capacity in the second quarter of Fiscal 2013 and during the third quarter of Fiscal 2013, we increased production further so that our plant began running at capacity and we have been running at capacity since. The full production during the nine months ended June 30, 2014 coupled with lower corn prices and good ethanol prices, resulted in net income of $35.6 million during the nine months ended June 30, 2014, as compared to a net loss of $(9.6) million in the nine months ended June 30, 2013.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2014 and 2013.

	Three months ended		Three months ended
	June 30, 2014		June 30, 2013
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$88,158	100.0%	$94,472	100.0%
Cost of Good Sold
Material Costs	51,624	58.6%	74,552	78.9%
Variable Production Exp	10,294	11.7%	9,028	9.6%
Fixed Production Exp	7,128	8.1%	6,153	6.5%
Gross Margin	19,112	21.6%	4,739	5.0%
General and Administrative Expenses	1,344	1.5%	942	1.0%
Other Expenses	2,080	2.4%	2,296	2.4%
Loss from Debt Extinguishment	10,128	11.5%	—	—%
Net Income (Loss)	$5,560	6.2%	$1,501	1.6%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2014 and 2013.

	Nine months ended		Nine months ended
	June 30, 2014		June 30, 2013
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$251,315	100.0%	$247,996	100.0%
Cost of Good Sold
Material Costs	147,638	58.7%	205,207	82.7%
Variable Production Exp	30,083	12.0%	25,055	10.1%
Fixed Production Exp	18,147	7.2%	17,376	7.0%
Gross Margin (loss)	55,447	22.1%	358	0.2%
General and Administrative Expenses	3,701	1.5%	2,930	1.2%
Other Expenses	6,049	2.4%	7,034	2.8%
Loss from Debt Extinguishment	$10,128	4.0%	$—	—%
Net Income (Loss)	$35,569	14.2%	$(9,606)	(3.8)%

	Three months ended		Three months ended
	June 30, 2014		June 30, 2013
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Statistical Revenue Information
Ethanol	$68,367	77.6%	$72,203	76.4%
Distiller's Grains	$16,580	18.8%	$19,460	20.6%
Corn Oil	$2,864	3.2%	$2,140	2.3%
Other	$347	0.4%	$669	0.7%

	Nine months ended		Nine months ended
	June 30, 2014		June 30, 2013
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Statistical Revenue Information
Ethanol	$193,221	76.9%	$184,953	74.5%
Distiller's Grains	$49,496	19.7%	$55,045	22.2%
Corn Oil	$7,609	3.0%	$6,102	2.5%
Other	$989	0.4%	$1,896	0.8%

Revenues

Our revenue from operations is derived from four primary sources: sales of ethanol, distillers grains, corn oil, and corn syrup.  Revenues decreased 6.7% from the three months ended June 30, 2013 to the three months ended June 30, 2014 and increased 1.3% from the nine months ended June 30, 2013 to the nine months ended June 30, 2014. For the three months ended June 30, 2014 to the three months ended June 30, 2013 ethanol gallons sold decreased 1.1% . From the nine months ended June 30, 2014 to the nine months ended June 30, 2013 ethanol gallons sold increased 14.2%. The price per gallon of ethanol sold decreased 4.4% in the three months ended June 30, 2014 compared to 2013, and decreased 8.9% in the nine months ended June 30, 2014 compared to 2013.

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 78.4% and 95.0% for the three months ended June 30, 2014 and 2013 and 77.9% and 99.8% for the nine months ended June 30, 2014 and 2013, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net gains or (losses) from derivatives and hedging relating to corn.
Corn used in ethanol gallons sold decreased 0.5% from the three months ended June 30, 2014 compared to 2013 and the average price of the corn used from the three months ended June 30, 2014 to 2013 decreased 32.8%. In the nine months ended June 30, 2014 compared to 2013, corn used in ethanol gallons sold increased 15.9% and the average price decreased 37.3%.
Variable and Fixed Production Expense
Our average steam and natural gas energy cost increased 30.0% per MMBTU for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 and increased 20.3% per MMBTU for the nine months ended June 30, 2014 to 2013, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an increase (decrease) of approximately $3.2 million and $(2.3) million in our cost of goods sold for the three months ended June 30, 2014 and 2013 respectively, and an increase of $5.5 million and $0.4 million in our cost of goods sold for the nine months ended June 30, 2014 and 2013, respectively.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses showed an increase when comparing the three months ended June 30, 2014 and 2013 due to the production increase and an increase in natural gas and steam cost.  Fixed production expenses showed an increase when comparing the three months ended June 30, 2014 and 2013 due to the more extensive shutdown in April 2014. Variable production expenses showed an increase when comparing the nine months ended June 30, 2014 and 2013 due to the production increase and an increase in natural gas and steam cost.  Fixed production expenses showed an increase when comparing the nine months ended June 30, 2014 and 2013 due to the more extensive shutdown in April 2014.

Loss from Debt Extinguishment
The Company considers the $10.1 million loss from debt extinguishment (discussed in Note 5) to be a one-time event, and does not anticipate re-valuing the debt in the future.

Selected Financial Data
Modified EBITDA is defined as net income (loss) plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging losses (gains) and loss from debt extinguishment.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America, and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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
We believe modified EBITDA allows us to better compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the amortization of intangibles (affecting relative amortization expense), unrealized hedging losses (gains) and other items that are unrelated to underlying operating performance.  We also present modified EBITDA because we believe it is frequently used by securities analysts and investors as a measure of performance.   There are a number of material limitations to the use of modified EBITDA as an analytical tool, including the following:

•
Modified EBITDA does not reflect our interest expense or the cash requirements to pay our principal and interest.  Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate profits and cash flows.  Therefore, any measure that excludes interest expense may have limitations.

•
Although depreciation and amortization are non-cash expenses in the period recorded, the assets being depreciated and amortized may have to be replaced in the future, and modified EBITDA does not reflect the cash requirements for such replacement.   Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits.  Therefore, any measure that excludes depreciation and amortization expense may have limitations.

We compensate for these limitations by relying heavily on our GAAP financial measures and by using modified EBITDA as supplemental information.  We believe that consideration of modified EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our operations.  Because modified EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, modified EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of modified EBITDA to net income (loss) (in thousands except per unit data):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

EBITDA
Net Income (Loss)	$5,560	$1,501	$35,569	$(9,606)
Interest Expense, Net	2,090	2,314	6,078	7,084
Depreciation	2,874	2,849	8,601	8,546
EBITDA	10,524	6,664	50,248	6,024

Unrealized Hedging Loss	3,320	535	2,737	3,985
Loss from debt extinguishment	10,128	—	10,128	—

Modified EBITDA	$23,972	$7,199	$63,113	$10,009

Modified EBITDA per unit - basic	$1,815.37	$547.91	$4,794.36	$761.78

Liquidity and Capital Resources

As of June 30, 2014, we had a cash balance of $3.5 million, $26.0 million available under the term revolver and working capital of $11.8 million.

In June, the Company announced the completion of a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with FCSA and CoBank. The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides SIRE with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. Interest rate on the Credit Agreement is LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility.

SIRE also issued a total of $26.2 million Subordinated Term Loan Notes (the “Subordinated Notes”) due in 2023, with the interest rate of LIBOR plus 6.25%. The proceeds of the Subordinated Notes were used to refinance the remaining balance of subordinated debt previously outstanding and scheduled to mature in August 2014. Prior to completing these Subordinated Notes, SIRE also paid a total of $26.8 million to its subordinated lenders for principal and accrued interest.As with the Credit Agreement, the interest rate on the remaining Subordinated Notes was significantly reduced.

Primary Working Capital Needs
During the fourth quarter of Fiscal 2014, we estimate that we will require approximately $44.8 million for our primary input of corn and $4.9 million for our energy sources of electricity, steam, and natural gas. We currently have $26.0 million available under our Term Revolver for working capital needs. We cannot estimate the availability of funds for hedging in the future.

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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $45 million, or $0.36 per gallon, assuming our plant operates at 100% of our capacity.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $62 million decrease in revenue.

Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amending, the “Exchange Act”), as of June 30, 2014.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of June 30, 2014 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of June 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework ("the 1992 Framework").  Based on this assessment, the Company’s management concluded that, as of June 30, 2014, the Company’s integrated controls over financial report were effective.
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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 13, 2014	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	August 13, 2014	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer