Form 10-K
period 2014-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2014-12-04
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2014, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the most recent offering price of such Membership Units) was $52,134,000.
As of September 30, 2014, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
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

Item 1.   Business.
The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company operates a 125 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn syrup, and corn oil in the United States, Mexico and the Pacific Rim.
Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa, south of Council Bluffs. It is near two major interstate highways, I29 and I80, within a mile of the Missouri River and has access to five major rail carriers. This location is in close proximity to a significant amount of corn and convenient product market access. The Facility receives corn and chemical deliveries primarily by truck and is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River.  Additionally, in close proximity to the Facility’s primary energy source (steam), there are two natural gas providers available, both with infrastructure immediately accessible to the Facility.
Financial Information
Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities, and “Item 8 – Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Rail Access
We own a six mile loop railroad track for rail service to our Facility, which accommodates several unit trains.  We entered into an Industrial Track Agreement with CBEC Railway, Inc. (the “Track Agreement “), which governs our use of the loop railroad and requires, among other things, that we maintain the loop track.
We are a party to an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a significant equity holder, for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, we leased railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge or third parties from time to time when the cars are not in use in our operations. We work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. During Fiscal Year 2014, we subleased 147 hopper cars back to Bunge.
Employees
We had 60 full time employees, as of September 30, 2014.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
Principal Products
The principal products we produce are ethanol, distillers grains, and corn oil.
Ethanol

Our primary product is ethanol. Ethanol is ethyl alcohol, a fuel component made primarily from corn and various other grains, which can be used as: (i) an octane enhancer in fuels; (ii) an oxygenated fuel additive for the purpose of reducing ozone and carbon monoxide vehicle emissions; and (iii) a non-petroleum-based gasoline substitute.  More than 99% of all ethanol produced in the United States is used in its primary form for blending with unleaded gasoline and other fuel products.  The principal purchasers of ethanol are generally wholesale gasoline marketers or blenders.  Ethanol is shipped by truck in the local markets, and by rail in the regional, national and international markets.
We produced 119.6 million and 111.4 million gallons of ethanol for the fiscal years ended September 30, 2014 and September 30, 2013 (“Fiscal 2013”), respectively, and approximately 77% and 75% of our revenue was derived from the sale of ethanol in Fiscal 2014 and 2013, respectively.
Distillers Grain
 The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed marketed primarily to the beef and dairy industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal.  By-pass proteins are more digestible to the animal, thus generating greater lactation in dairy cows and greater weight gain in beef cattle.  We produce two forms of distillers grains:  wet distillers grains with solubles (“WDGS”) and dried distillers grains with solubles (“DDGS”).  WDGS are processed corn mash that has been dried to approximately 50% to 65% moisture.  WDGS have a shelf life of approximately seven days and are sold to local markets.  DDGS are processed corn mash that has been dried to approximately 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market.

In Fiscal 2014, we sold 1.88% more tons of distillers grains compared to Fiscal 2013. Approximately 19.6% and 21.7% of our revenue was derived from the sale of distillers grains in Fiscal 2014 and 2013, respectively.
Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 31.5% more tons of corn oil in Fiscal 2014 than in Fiscal 2013, respectively, representing approximately 3.2% and 2.5% of our revenue, respectively.
New Products and Services
In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. (”EPCO”) under which we agreed to supply, and EPCO agreed to purchase, a portion of raw CO2 gas produced by our Facility. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted EPCO a non-exclusive right of entry and license to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site near our Facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the EPCO Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then current term.

EPCO pays us a base price per ton, which acts as a floor price, EPCO will pay us an additional amount based on EPCO profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which EPCO agrees to pay us for a minimum number of tons each year.

In Fiscal 2014, we started sales of raw CO2 gas to EPCO. In the twelve months ended September 30, 2014, we sold 24,575 tons of CO2.

Principal Product Markets
As described below in “Distribution Methods,” we market and distribute all of our ethanol and distillers grains through a third party marketer, Bunge, who makes all decisions with regard to where our products are marketed.  Our ethanol and distillers grains are primarily sold in the domestic market; however, as markets allow, our products can be, and have been, sold in the export markets. As distillers grains become more accepted as an animal feed throughout the world, distillers grains exporting may increase.
Distribution Methods
Bunge markets our ethanol in national, regional and local markets, under terms of an Ethanol Purchase Agreement effective January 1, 2012 (the “Ethanol Agreement”). The Ethanol Agreement expires on January 31, 2015. Under the Ethanol Agreement, we sell to Bunge all of the ethanol produced at the Facility, and Bunge purchases the same.  We pay Bunge a per-gallon fee for ethanol bought and sold by Bunge under the Ethanol Agreement subject to a minimum annual fee of $750,000 and adjustments according to specified indexes after three years.
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
Raw Materials
Corn Requirements

Ethanol can be produced from a number of different types of grains and other input products.  However, the majority of the ethanol in the United States today is produced from corn.  The cost of corn is affected primarily by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, we cannot predict the future price of corn.
Our Facility needs approximately 44.1 million bushels of corn annually, to produce 125 million gallons or approximately 121,000 bushels per day.  During Fiscal 2014 we purchased 9.6% more million bushels of corn compared to Fiscal 2013, which was obtained entirely from local markets.  To assist in securing the necessary quantities of grain for our plant, we entered into a Grain Feedstock Supply Agreement (the “Supply Agreement”).   Under the Supply Agreement, Bunge provides us with all of the corn we need to operate our plant, and we purchase corn only from Bunge.  Bunge provides a team of grain originators to source, negotiate, and oversee the purchasing and delivery of the corn.  We pay Bunge a per-bushel fee for corn, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events.
Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 26,150 BTUs of energy are required to produce a gallon of ethanol.  It is our goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDG vs DDG.
Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam, however historically we have changed between steam and natural gas depending on energy costs and other factors.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  The Steam Contract remains in effect until February 1, 2019.  Effective in January 2013, we amended the Steam Contract to link our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. Based on the recent amendments to our Steam Contract, steam will constitute our principal source of energy in the future subject to interruptions in supply or service experienced by MidAm. During Fiscal 2014 we purchased approximately 13% less MMBTUs of steam compared to Fiscal 2013.
At September 30, 2014 our steam service was not available because of water damage to the creek bank and support structures to our steam line caused by heavy rains. Fortunately, given the price of natural gas during the period our steam line has been unavailable, the lack of access to the steam line has not affected our profitability. We anticipate that the steam line will return to service during the second quarter of the 2015 fiscal year.

Natural Gas

Although steam is considered our primary energy source, natural gas accounted for approximately 59% of our energy usage in Fiscal 2014. We have installed two natural gas boilers for use when our steam service is temporarily unavailable. Natural gas is also needed for incidental purposes.  We have entered into a natural gas supply agreement with Encore Energy for our long term natural gas needs.  During Fiscal 2014 we purchased approximately 32% more MMBTUs of natural gas compared to Fiscal 2013 due to the steam line outage described above.
Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2014 we used approximately 6% more megawatts of electricity compared to Fiscal 2013, from MidAmerican Energy.

Water

We require a supply of water typical for the industry, for our corn to ethanol process.  Our primary water source comes from the underground Missouri River aquifer via our three onsite wells. The majority of the water used in an ethanol plant is recycled back into the plant.  All our ground water is minimally treated through our onsite water oxidation system.  This filtered water is used throughout our process.  We do treat (polish) some of this filtered water for boiler and cooling tower make-up with our Reverse Osmosis (RO) system to minimize any elements that will harm the boiler and steam systems.  We send some of our non-process (corn) contact water back to the Missouri River, including our Cooling Tower and Green Sand filtered backwash waters.  The makeup water requirements for the cooling tower are primarily a result of evaporation and cooling.  We also evaporate much of our water through our dryer system for dried corn distillers grains.  The rest of our process water is recycled back into the plant, which minimizes any waste of our water supply.
Patents, Trademarks, Licenses, Franchises and Concessions
SIRE® and our SIRE® logo are registered trademarks of the Company in the United States. Other trademarks, service marks and trade names used in this report constitute common law trademarks and/or service marks of the Company. Other parties’ marks referred to in this report are the property of their respective owners. We were granted a perpetual license by ICM, Inc. (“ICM”) to use certain ethanol production technology necessary to operate our Facility.  There is no ongoing fee or definitive calendar term for this license.
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

Risk Management and Hedging Transactions
The profitability of our operations is highly dependent on the impact of market fluctuations associated with commodity prices.  We use various derivative instruments as part of an overall strategy to manage market risk and to reduce the risk that our ethanol production will become unprofitable when market prices among our principal commodities and products do not correlate.  In order to mitigate our commodity and product price risks, we enter into hedging transactions, including forward corn, ethanol, distillers grain and natural gas contracts, in an attempt to partially offset the effects of price volatility for corn and ethanol.  We also enter into over-the-counter and exchange-traded futures and option contracts for corn, ethanol and distillers grains, designed to limit our exposure to increases in the price of corn and manage ethanol price fluctuations.  Although we believe that our hedging strategies can reduce the risk of price fluctuations, the financial statement impact of these activities depends upon, among other things, the prices involved and our ability to physically receive or deliver the commodities involved.  Our hedging activities could cause net income to be volatile from quarter to quarter due to the timing of the change in value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn and ethanol prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.
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
Dependence on One or a Few Major Customers
As discussed above, we have marketing and agency agreements with Bunge, for the purpose of marketing and distributing our principal products.  We rely on Bunge for the sale and distribution of all of our products.  Currently,  we do not have the ability to market our ethanol and distillers grains internally should Bunge be unable or refuse to market these products at acceptable prices.  We anticipate that we would be able to very quickly secure competitive marketers should Bunge fail.
Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other plants.  According to Renewable Fuels Association as of September, 2014, there were 212 ethanol plants in the United States with the nameplate capacity to produce 14.9 billion gallons of ethanol annually which were producing 13.3 billion gallons of ethanol annually.  An additional five plants are under construction or expanding, which could add an additional estimated 0.145 billion gallons of annual production capacity.  On a national level, there are numerous other production facilities with which we are in direct competition, many of whom have greater resources and experience than we have. We may be at a competitive disadvantage compared to the oil companies and our larger competitors who are capable of producing a significantly greater amount of ethanol, have multiple ethanol plants that may help them achieve certain efficiencies and other benefits that we cannot achieve with one ethanol plant or are able to operate at times when it is unprofitable for us to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities. These large producers may also be able to realize economies of scale which we are unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane. Several large companies produce ethanol in Brazil, including affiliates of Bunge which, according to the Biofuels Digest, are some of the largest ethanol producers in Brazil.
Energy Information Administration (“EIA”) data shows ethanol imports fell to 1,350 thousand barrels in the first seven months of calendar 2014 from 5,532 thousand barrels in the first seven months of calendar 2013. According to the EIA data, Brazil was the top source of U.S. ethanol imports, accounting for approximately 91% of July, 2013 shipments received in U.S. ports.
Depending on feed stock prices, ethanol imported from foreign countries may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of January, 2014, Iowa had 42 ethanol refineries in production, with a combined nameplate capacity to produce 3.96 billion gallons of ethanol.  There are currently 26 existing ethanol plants in Nebraska as of January, 2014 with a combined ethanol nameplate production capacity of approximately 1.99 billion gallons.

Competition from Alternative Renewable Fuels

We anticipate increased competition from renewable fuels that do not use corn as feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn, including cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Several companies and researchers have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol, especially when corn prices are high. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
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
Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2014 (the “RFA 2014 Outlook”), ethanol plants produced more than 35 million metric tons of distillers grains in 2012/2013 and are estimated to be more than 37 million metric tons in 2013/2014.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2014 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.
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
Principal Supply & Demand Factors
Ethanol

Ethanol prices fell during Fiscal 2014, partially in response to falling corn prices, and the large supply of corn.  The increased production of ethanol within the United States also impacted ethanol prices during Fiscal 2014. The increase in ethanol production resulted from the domestic producers responding to the improved ethanol margins experienced especially during the first six months of calendar 2014.
Management currently expects ethanol prices will continue to adjust to the supply and demand factors of ethanol and oil and will generally fluctuate with, but not be directly correlated to, the price of corn.
Management believes the industry will need to grow both retail product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term.  According to Renewable Fuels Association, there were 210 ethanol plants in operation in the United States with the nameplate capacity to produce 14.9 billion gallons of ethanol which were on pace to produce approximately 14.2 billion gallons of ethanol in 2014.
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

The overall demand for transportation fuel also impacts the demand for ethanol. The demand for transportation fuel peaked in 2007 dropped dramatically during the recession, and has now stabilized, even increasing slightly. According to EIA data, there is a demand for approximately 147 billion gallons of total gasoline demand in the United States in 2015. The fuel efficiency of vehicles and the total number of miles traveled by consumers affects the overall demand for transportation fuel and thus also impacts the demand for ethanol. Market acceptance of E15 and E85, both of which are discussed below, may help to partially offset the decrease in the demand for transportation fuel and will be required in order for ethanol to achieve any significant growth in market demand.
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
Competition for Supply of Corn

During crop year 2014, acres planted to corn were slightly less than crop year 2013's near record high numbers, but the yields were higher than normal, projecting near record levels from the October 10, 2014 USDA Crop Report. Prices for corn are expected to stay low with the USDA forecast on October 10 for corn at 14.5 billion bushels which is up 4 percent from crop year 2013.
Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to Iowa Renewable Fuels Association, as of September 8, 2014, there were 42 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The existence and development of other ethanol plants, if any, particularly those in close proximity to our plant, may increase the demand for corn that may result in even higher costs for supplies of corn
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2013/2014, 5.1 billion bushels of U.S. corn were used in ethanol production, with 1.3 billion bushels being used in food and other industrial uses, and 1.9 billion bushels used for export.  As of October 10, 2014, the USDA has forecast the amount of corn to be used for ethanol production during the current marketing year (2013-14) at 5.1 billion bushels or 0.5 billion bushels more than the prior year.
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
On February 3, 2010, the EPA implemented new regulations governing the RFS. These new regulations have been called “RFS2.” The RFS2 requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain

“advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States. The 2014 mandate is for 18.15 billion gallons, of which corn based ethanol can be used to satisfy approximately 14.4 billion gallons. The mandate for 14.4 billion gallons of corn based renewable fuels is a 600 million gallon increase over the 2013 mandate.  The EPA is currently working on new regulations relating to the 2014 mandates. The EPA regulation also expanded the RFS program beyond gasoline to generally cover all transportation fuel.   We cannot assure that this program’s mandates will continue in the future.
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
On November 15, 2013, the EPA proposed to ease the 2014 mandate for blending renewable fuels in gasoline to 15.2 billion gallons of renewable fuel. This is a reduction of approximately sixteen percent (16%) from what was specified under RFS. Under this proposal, mandated corn ethanol volumes would range from 12.7 billion to 13.2 billion gallons, which would be lower than what was mandated during 2013 and 2012. On November 21, 2014, the EPA announced that finalization of the RFS standards for 2014 would not be completed in 2014, but that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with setting 2015 standards.

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

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 14 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The US Department of Energy reports that there were 2,468 retail gasoline stations supplying E85 as of November, 2014.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
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
Iowa retailers are eligible for a three cent per gallon tax credit for every gallon of E15 sold.   Any reversal of the EPA waivers or approvals for the sale of E15 may nullify the tax credit for Iowa retailers and adversely affect the demand for E15.
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
The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, we believe the final RFS2 regulations grandfather our plant at its current operating capacity, though expansion of our plant will need to meet a threshold of a 20% reduction in greenhouse gas (“GHG”) emissions from a baseline measurement to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at our plant above our current 125 million gallons, we will be required to obtain additional permits and install improved technology.
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

Although we have significantly reduced our level of debt, the level of our indebtedness, including our indebtedness under the Credit Agreement (the “Credit Agreement”) with CoBank/FSCA (collectively the “Lenders”), and our convertible debt (collectively, the “Current Loans”) could still have significant consequences to our members, including the following:

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

Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we are unable to service our debt, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our units could be significantly reduced. If we default under the terms of our Current Loans because we are unable to service our debt, our current lenders (or any subsequent lenders) could make the entire outstanding debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could have a material adverse effect on our financial condition and could cause us to cease operations.

Our current indebtedness require us to comply with certain restrictive loan covenants which may limit our ability to operate our business.

Under the terms of our Current Loans, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults, construction related defaults and bankruptcy defaults).  The Current Loans also contain financial covenants including a minimum working capital amount, minimum local net worth (as defined) and a minimum debt service coverage ratio.

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
                At September 30, 2014 our steam service was not available because of water damage to the creek bank and support structures for our steam line.  Our insurance will pay a substantial portion of the costs of returning our steam line to service.  During the steam line outage, we have operated using our natural gas boilers.  Given gas  prices during this period, the steam line outage has not affected our profitability.  We anticipate that the steam line will return to service during the second quarter of the 2015 fiscal year.

We may experience delays or disruption in the operation of our rail line and loop track, which may lead to decreased revenues.

We have entered into the Track Agreement to service our track and railroad cars, which we are highly dependent upon.  There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the ethanol and distillers grains we produce.  Due to increased rail traffic nationally because of shipments of crude oil, rail shipment delays have been experienced from time to time, especially during severe winter conditions. If we cannot operate our plant at full capacity, we may experience decreased revenues which may affect the profitability of the Facility.
We may have conflicting financial interests with Bunge and ICM that could cause them to put their financial interests ahead of ours.

ICM and Bunge appoint three of our directors and have been, and are expected to be, involved in substantially all material aspects of our financing and operations.  We have entered into a number of material commercial arrangements with Bunge, as described elsewhere in this report.  Consequently, the terms and conditions of our agreements with ICM and Bunge may have not been negotiated at arm’s length.  Therefore, these arrangements may not be as favorable to us as could have been if obtained from unaffiliated third parties.  In addition, because of the extensive roles that ICM and Bunge had in the development of the Company, it may be difficult or impossible for us to enforce claims that we may have against ICM or Bunge.  Such conflicts of interest may reduce our profitability and the value of the units and could result in reduced distributions to investors.
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
Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and as a replacement for gasoline. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be adversely impacted if the demand for, or the price of gasoline decreased dramatically without a similar price reduction in corn.

We compete with larger, better financed entities, which could negatively impact our ability to operate profitably.

There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to ours.  Large ethanol producers such as Abengoa Bioenergy Corp., Archer Daniels Midland, Cargill, Inc., Green Plains , Inc., Valero, Flint Hills Resources and POET, among others, are capable of producing a significantly greater amount of ethanol than we produce.  Furthermore, ethanol from certain Central American or Caribbean countries may be a less expensive alternative to domestically-produced ethanol.
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

Changes and advances in ethanol production technology could require us to incur costs to update our Facility or could otherwise hinder our ability to compete in the ethanol industry or operate profitably.

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. The RFS2 mandate level for corn based renewable fuels for 2014 of 14.4 billion gallons approximates current domestic production levels. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate. Any significant increase in production capacity beyond the RFS2 mandated level might have an adverse impact on ethanol prices.

Additionally, under the provisions of the Energy Independence and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. Although the EPA has not granted any waiver, we cannot guarantee that if future waiver requests are filed that the EPA will deny such requests.  Our operations could be adversely impacted if such a waiver is ever granted and any reversal or waiver in federal policy on the RFS could have a significant impact on the ethanol industry.
In August 2013, the EPA announced that in its forthcoming proposed rule, it will propose adjustments to the 2014 volume requirements, including adjustments to both the advanced biofuel and total renewable fuel categories. The EPA stated it expects that in preparing the 2014 proposed rule, it will estimate the available supply of cellulosic and advanced biofuels, assess the E10 blend wall and current infrastructure and market-based limitations for blends above E10, and establish volume requirements that are reasonably attainable. Moreover, the EPA expects to utilize the notice and comment process to fully engage the public in consideration of a reasonable path forward that appropriately addresses the blend wall and other constraints. The EPA further stated it believes the statute provides it with the authority and tools needed to make appropriate adjustments in volume requirements. The proposed rule is by regulation, and was issued on November 15, 2013. The EPA proposed to ease the 2014 mandate for blending renewable fuels in gasoline to 15.2 billion gallons of renewable fuel. This is a reduction of approximately sixteen percent (16%) from what was specified under RFS. Under this proposal, mandated corn ethanol volumes would range from 12.7 billion to 13.2 billion gallons and which would be lower than what was mandated during 2013 and 2012. On November 21, 2014, the EPA announced that finalization of the RFS standards for 2014 would not be completed in 2014, but that it intends to take action on the 2014 standards in 2015 prior to or in conjunction with setting 2015 standards. Our operations could be adversely impacted if the EPA implements the 2014 mandate levels for conventional biofuels or grants a waiver in the future.

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
We are subject to federal and state laws regarding operational safety.  Risks of substantial compliance costs and liabilities are inherent in ethanol production.  Costs and liabilities related to worker safety may be incurred.  Possible future developments-

including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal or property damages resulting from our operation could result in substantial costs and liabilities that could reduce the amount of cash that we would otherwise have to distribute to members or use to further enhance our business.
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
In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. (”EPCO”) under which we agreed to supply, and EPCO agreed to purchase, a portion of raw CO2 gas produced by our Facility. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted EPCO a non-exclusive right of entry and license to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site near our Facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the EPCO Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then current term.

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
Item 2.   Properties.
We own the Facility site located near Council Bluffs, Iowa, which consists of three parcels totaling nearly 275 acres.  This property is encumbered under the mortgage agreement with Lenders.  We lease a building on the Facility site to an unrelated third party, and lease 45 acres on the south end of the property to an unrelated third party for farming.

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

On August 5, 2013, GS Cleantech Corporation (“GS Cleantech”) filed a suit in United States District Court for the Southern District of Iowa, Western Division (Case No. 2:13-CV-00021-JAJ-CFB), naming the Company as a defendant (the “Lawsuit”). The Lawsuit alleges infringement of patents assigned to GS Cleantech with respect to the corn oil separation technology used in the Tricanter Equipment. The Lawsuit seeks preliminary and permanent injunctions against the Company to prevent future infringement on the patents owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, plus attorney's fees. The Lawsuit became part of multidistrict litigation against numerous parties and was transferred to the Federal District Court for the Southern District of Indiana (the “Court”).   The Court recently entered a decision that rendered invalid every patent GS CleanTech asserted against the defendants using the ICM process.  It is expected that GS CleanTech will appeal this decision.  In addition, counterclaims of the defendants are still pending in the District Court.

The Company is not currently able to predict the final outcome of this Lawsuit with any degree of certainty. Under the Tricanter Agreement, ICM is obligated to, and has indicated that it will, defend the Company in this Lawsuit and we expect ICM to continue to vigorously defend the Company in further proceedings. However, in the event that damages are awarded as a result of this Lawsuit and, if ICM is unable to fully indemnify the Company for any reason, the Company could be liable for such damages. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.
As of September 30, 2014, we had (i) 8,993 Series A Units issued and outstanding held by 827 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for its units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our Units.
To date, we have made distributions totaling $1,000,009 to our members; however, we cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.
Item 6.     Selected Financial Data.

	Fiscal 2014	Fiscal 2013
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	$9,267	$12,437
Total current assets	29,959	33,553
Total assets	$166,786	$178,426
Total current liabilities	14,732	136,217
Total long term liabilities	51,172	612
Total liabilities	65,904	136,829
Total members' equity	100,882	41,597
Total liabilities and members' equity	$166,786	$178,426

	Fiscal 2014	Fiscal 2013
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	$319,548	$350,194
Cost of Goods Sold	249,859	343,063
Gross Margin	69,689	7,131
General and Administrative Expenses	4,460	3,966
Interest expense and other income, net	6,493	8,644
Loss on debt extinguishment	10,128	—
Net Income (Loss)	$48,608	$(5,479)
Income (Loss) per Unit:
Income (loss) per unit -basic	$3,681.03	$(416.97)
Income (loss) per unit -diluted	$2,080.08	$(416.97)

Modified EBITDA is defined as net income (loss) plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, then adjusted for unrealized hedging losses and other non-cash charges to net income.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.
We present Modified EBITDA because we consider it to be an important supplemental measure of our operating performance and it is considered by our management and Board of Directors as an important operating metric in their assessment of our performance.
We believe Modified EBITDA allows us to better compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the amortization of intangibles (affecting relative amortization expense), unrealized hedging losses and other items that are unrelated to underlying operating performance.  We also present Modified EBITDA because we believe it is frequently used by securities analysts and investors as a measure of performance.   There are a number of material limitations to the use of Modified EBITDA as an analytical tool, including the following:

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

	Fiscal 2014	Fiscal 2013
	Amounts	Amounts
	in 000's (except per unit)	in 000's (except per unit)
EBITDA
Net Income (Loss)	$48,608	$(5,479)
Interest Expense, Net	6,697	9,356
Depreciation	11,488	11,387
EBITDA	66,793	15,264

Unrealized Hedging loss	1,208	3,746
Loss from debt extinguishment	10,128	—

Modified EBITDA	$78,129	$19,010

Modified EBITDA per unit - basic	$5,862.46	$1,446.73

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

Overview
The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005, and operates a 125 million gallon capacity ethanol plant (the “Facility”).  We began producing ethanol in February, 2009 and sell our ethanol, modified wet distillers grains with solubles, corn syrup, and corn oil in the continental United States.  We sell our dried distillers grains with solubles in the continental United States, Mexico, and the Pacific Rim.

In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. (”EPCO”) under which we agreed to supply, and EPCO agreed to purchase, a portion of raw CO2 gas produced by our Facility. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted EPCO a non-exclusive right of entry and license to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site near our Facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the EPCO Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then current term.

EPCO pays us a base price per ton, which acts as a floor price, EPCO will pay us an additional amount based on EPCO profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which EPCO agrees to pay us for a minimum number of tons each year.

Industry Factors Affecting our Results of Operations

During the fiscal year ended September 30, 2014 (“Fiscal 2014”), the ethanol industry experienced improved ethanol margins as a result of a combination of factors.

•
Corn prices have decreased substantially during the twelve months ended September 30, 2014, from the same period in the previous fiscal year, as a result of the near record United States corn crops in 2013 and 2014. For the twelve months ended September 30, 2014 compared to the twelve months ended September 30, 2013, the average price per bushel paid decreased 39.0%.

•
During the winter and spring months of 2014, there were numerous delays in the rail system, causing periods of plant slowdowns and shutdowns throughout the ethanol industry. These have abated industry-wide. SIRE had minimal effect from these issues, as our railcars were readily available the majority of the time.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") forecast 2014 corn production of 14.4 billion bushels and ending corn stocks of 2.0 billion bushels, suggesting stable to lower corn prices through the first quarter of Fiscal 2015.

In response to the compressed ethanol margins which reached break-even and loss levels during the first quarter of our year ended September 30, 2013 ("Fiscal 2013") and effected our results of operations, we decreased production substantially in the first quarter of Fiscal 2013. We slightly increased production back toward capacity in the second quarter of Fiscal 2013 and during the third quarter of Fiscal 2013, we increased production further so that our plant began running at capacity and we have been running at capacity since. The full production during Fiscal 2014 coupled with lower corn prices and good ethanol prices, resulted in net income of $48.6 million during the twelve months ended September 30, 2014, as compared to a net loss of $5.48 million in the twelve months ended September 30, 2013.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2014 and 2013.

	Fiscal 2014		Fiscal 2013
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$319,548	100.0%	$350,194	100.0%
Cost of Good Sold
Material Costs	186,370	58.3%	283,532	81.0%
Variable Production Exp	39,200	12.3%	35,294	10.1%
Fixed Production Exp	24,289	7.6%	24,237	6.9%
Gross Margin	69,689	21.8%	7,131	2.0%
General and Administrative Expenses	4,460	1.4%	3,966	1.1%
Other Expenses	16,621	5.2%	8,644	2.5%
Net Income (Loss)	$48,608	15.2%	$(5,479)	(1.6)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. The decrease in revenue from Fiscal 2013 to Fiscal 2014 was due to the average price per gallon of ethanol decreasing by approximately 9.8% from Fiscal 2014 to Fiscal 2013 (partially offset by a 3.6% increase in ethanol sold during Fiscal 2014 over Fiscal 2013) and a decrease in the average price per ton of distillers grains of approximately 19.3%.  Corn oil revenue, first introduced in Fiscal 2012, increased 16.3% in Fiscal 2014 compared to Fiscal 2013.

	Fiscal 2014		Fiscal 2013
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$245,358	76.8%	$262,950	75.1%
Distiller's Grains	$62,611	19.6%	$76,109	21.7%
Corn Oil	$10,294	3.2%	$8,853	2.5%
Other	$1,285	0.4%	$2,282	0.7%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 78.2% and 98.0% for Fiscal 2014 and 2013, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 38.3% in Fiscal 2014 from 2013. Corn used in ethanol production increased by 7.3% in Fiscal 2014 from 2013.  Our average steam and natural gas energy cost increased 12.9% per MMBTU comparing Fiscal 2014 to Fiscal 2013, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an increase of $8.9 million in our cost of goods sold for Fiscal 2014, compared to an increase of $1.2 million in our cost of goods sold for Fiscal 2013.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an increase when comparing Fiscal 2014 to Fiscal 2013 due to increased production volume. Variable production expenses as a percent of revenue increased due to the decrease in the price per gallon of ethanol.  Fixed production expenses remained fairly flat when comparing Fiscal 2014 to Fiscal 2013.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.4% for Fiscal 2014 and 1.1% for Fiscal 2013.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2014 increased 12.5% compared to Fiscal 2013.  The increase in general and administrative expenses from Fiscal 2013 to Fiscal 2014 is partially due to increased ethanol promotional expenditures and an increase in the employee incentive bonus.
Other Expense

Our other expenses were approximately $16.6 million and $8.6 million for Fiscal 2014 and 2013, respectively, and were approximately 5.2% and 2.5% of our revenues for Fiscal 2014 and 2013, respectively. The majority of this increase in other expenses was a result of a $10.1 million loss on debt extinguishment recognized in Fiscal 2014. The loss was caused by the extension of subordinated debt containing a conversion feature at a substantial premium to the value of the underlying units. This was partially offset by the interest expense decreasing $2.6 million.
Liquidity and Capital Resources
As of September 30, 2014, we had a cash balance of $9.3 million, $36.0 million available under the term revolver and working capital of $15.2 million.
In June, the Company announced the completion of a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”).
. The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides SIRE with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the Credit Agreement is LIBOR plus 3.25%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility.

SIRE also issued a total of $26.2 million Subordinated Term Loan Notes (the “Subordinated Notes”) due in 2023, with the interest rate of LIBOR plus 6.25%. The proceeds of the Subordinated Notes were used to refinance the remaining balance of subordinated debt previously outstanding and scheduled to mature in August 2014. Prior to completing these Subordinated Notes, SIRE also paid a total of $26.8 million to its subordinated lenders for principal and accrued interest. As with the Credit Agreement, the interest rate on the remaining Subordinated Notes was significantly reduced. On November 21, 2014, the Company gave written notice to the holders of our Subordinated Notes that it would make payment in full on the Subordinated Notes on December 22, 2014.

The prices of our primary input (corn) and our principal products (ethanol and distillers grains) are expected to remain stable in the first quarter of Fiscal 2015, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins in the first quarter of Fiscal 2015 will be as strong as our operating margins in the fourth quarter of Fiscal 2014.  We expect that in the last three quarters of Fiscal 2015 our margins will be steady if ethanol and corn prices maintain their stability.
Primary Working Capital Needs
Cash provided by operations for Fiscal 2014 and 2013 was $69.7 million and $21.7 million, respectively.  This change is primarily a result of a $48.6 million net income, and a $4.8 million decrease in accounts payable.  For Fiscal 2014 and 2013, net cash used in investing activities was $3.3 million and $0.7 million, respectively, primarily for fixed asset additions.  For Fiscal 2014 and 2013, net cash used in financing activities was $69.5 million and $14.8 million, respectively.
During Fiscal 2014, we reduced bank debt by a net of $38.8 million and subordinated term debt and line of credit by a net of $27.7 million.
During the first quarter of Fiscal 2015, we estimate that we will require approximately $34,800,000 for our primary input of corn and $5,000,000 for our energy sources of steam and natural gas.  As of September 30, 2014, we have approximately $36.0 million available under our Revolving LOC to hedge commodity price fluctuations.  We cannot estimate the availability of funds for hedging in the future.
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

Commodity Price Risk
Our operations are highly dependent on commodity prices, especially prices for corn, ethanol and distillers grains and the spread between them ( the "crush margin"). As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn through adjustments in prices for ethanol.  We continue to monitor corn and ethanol prices and manage the "crush margin" to effect our longer-term profitability.
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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $44.2 million, or $0.35 per gallon, assuming our plant operates at 100% of our capacity assuming no increase in the price of ethanol.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $62.5 million decrease in revenue.
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

We sell ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company or the customers have taken title to the product, prices are fixed or determinable and collectability is reasonably assured.  Our products are generally shipped FOB loading point.  Our ethanol sales are handled through our ethanol agreement with Bunge.  Corn oil and distillers grains are sold through our agreements with Bunge, which sets the price based on the market price to third parties.  Carbon dioxide is sold through our agreement with EPCO. Marketing fees and commissions due to the marketers are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by us for the sale of ethanol and co-products are included in cost of goods sold.

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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2014, the Company was committed to sell 3.0 million gallons of ethanol and  60,790 tons of distillers grains and solubles.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2014, the Company was committed to purchasing 2.5 million bushels of corn on a forward contract basis resulting in a total commitment of $10.0 million.
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
During the twelve months ended September 30, 2014 and 2013, the Company recorded a combined realized and unrealized loss of $8.9 million and loss of $1.2 million, respectively, as a component of cost of goods sold. During the twelve months ended September 30, 2014 and 2013, the Company did not enter into any significant amount of ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.

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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during the year ending September 30, 2014.

•	Debt Modification Accounting

The Company evaluates amendments to its debt in accordance with ASC 540-50 Debt - Modification and Extinguishments for modification and extinguishment accounting. This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances, where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Members
Southwest Iowa Renewable Energy, LLC
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2014 and 2013, and the related statements of operations, members’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ McGladrey LLP
Des Moines, Iowa
December 4, 2014

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2014	September 30, 2013
ASSETS
Current Assets
Cash and cash equivalents	$9,267	$12,437
Restricted cash	304	303
Accounts receivable	801	722
Accounts receivable, related party	5,192	10,441
Derivative financial instruments	623	767
Inventory	12,161	8,445
Prepaid expenses and other	1,611	438
Total current assets	29,959	33,553
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	208,082	205,356
Office and other equipment	1,068	751
	211,214	208,171
Accumulated depreciation	(76,393)	(64,987)
Net property, plant and equipment	134,821	143,184
Other Assets
Financing costs, net of amortization of $16 and $3,772, respectively	418	431
Other assets	1,588	1,258
	2,006	1,689
Total Assets	$166,786	$178,426

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$1,575	$1,130
Accounts payable, related parties	1,188	6,457
Derivative financial instruments, related party	2,707	493
Accrued expenses	2,996	3,318
Accrued expenses, related parties	214	932
Current maturities of notes payable	6,052	123,887
Total current liabilities	14,732	136,217
Long Term Liabilities
Notes payable, less current maturities	50,872	212
Other long-term liabilities	300	400
Total long term liabilities	51,172	612
Commitments (Notes 9 and 10)
Members' Equity
Members' capital
13,327 and 13,144 Units issued and outstanding, respectively	87,165	76,488
Accumulated earnings (deficit)	13,717	(34,891)
Total members' equity	100,882	41,597
Total Liabilities and Members' Equity	$166,786	$178,426
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2014	September 30, 2013
Revenues	$319,548	$350,194
Cost of Goods Sold
Cost of goods sold-non hedging	240,968	341,860
Realized & unrealized hedging losses	8,891	1,203
	249,859	343,063

Gross Margin	69,689	7,131

General and administrative expenses	4,460	3,966

Operating Income	65,229	3,165

Other Expense
Interest expense and other income, net	6,493	8,644
Loss on debt extinguishment	10,128	—
	16,621	8,644

Net Income (Loss)	$48,608	$(5,479)

Weighted Average Units Outstanding -basic	13,205	13,140
Weighted Average Units Outstanding -diluted	24,625	13,140
Income (loss) per unit -basic	$3,681.03	$(416.97)
Income (loss) per unit -diluted	$2,080.08	$(416.97)
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Accumulated Earnings (Deficit)	Total
Balance, September 30, 2012	$76,474	$(29,412)	$47,062
Net (loss)	—	(5,479)	(5,479)
Conversion of subordinated debt (5 units issued)	14	—	14

Balance, September 30, 2013	76,488	(34,891)	41,597
Net Income	—	48,608	48,608
Conversion of subordinated debt (183 units issued)	549	—	549
Debt extinguishment	10,128	—	10,128

Balance, September 30, 2014	$87,165	$13,717	$100,882
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$48,608	$(5,479)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,488	11,387
Amortization	449	570
Loss on disposal of property	150	28
Other assets	(329)	(362)
Loss on debt extinguishment	10,128	—
Accrued interest added to long term debt	2,486	3,893
(Increase) decrease in current assets:
Accounts receivable	5,171	1,193
Inventories	(3,716)	3,982
Prepaid expenses and other	(1,173)	(44)
Derivative financial instruments, related party	—	4,013
Derivative financial instruments	144	209
Decrease in other long-term liabilities	(100)	(100)
Increase (decrease) in current liabilities:
Accounts payable	(4,824)	2,284
Derivative financial instruments, related party	2,214	493
Accrued expenses	(1,041)	(381)
Net cash provided by operating activities	69,655	21,686

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,276)	(768)
Increase in restricted cash	(1)	(1)
Proceeds from sale of equipment	—	39
Net cash (used in) investing activities	(3,277)	(730)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(436)	—
Proceeds from notes payable	104,800	166,400
Payments on borrowings	(173,912)	(181,204)
Net cash (used in) financing activities	(69,548)	(14,804)

Net increase (decrease) in cash and cash equivalents	(3,170)	6,152

CASH AND CASH EQUIVALENTS
Beginning	12,437	6,285
Ending	$9,267	$12,437
See Notes to Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of Subordinated Debt to Units	$549	$14
Increase in Members' equity due to significant premium on modification of convertible debt	10,128	—
Property, plant, & equipment purchases in accrued expenses	—	137

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$4,425	$4,989
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2014

Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 125 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 115.9 million gallons and 111.8 million gallons of ethanol in the years ended September 30, 2014 (“Fiscal 2014”) and September 30, 2013 (“Fiscal 2013”), respectively   The Company sells its ethanol distillers grains, and corn syrup to Bunge, via the marketing agreements; these products are then distributed in the continental United States, Mexico and the Pacific Rim.

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
Financing Costs
Financing costs associated with the refinance and revolving loans are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes financing costs using the effective interest method over the term of the related debt.
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
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. Corn oil is sold through a corn oil agreement ( the “Corn Oil Agency Agreement”) with Bunge based on market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. (”EPCO”) Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2014 and 2013, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.

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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2014, the Company was committed to sell 3.0 million gallons of ethanol and  60,790 tons of dried distillers grains.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2014, the Company was committed to purchasing 2.5 million bushels of corn on a forward contract basis resulting in a total commitment of $10.0 million.
In addition the Company was committed to purchasing 0.6 million bushels of basis contracts and 0.7 million bushels of unpriced corn.
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
The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.     During the twelve months ended September 30, 2014 and 2013, the Company recorded a combined realized and unrealized loss of $8.9 million and a loss of $1.2 million, respectively, as a component of cost of goods sold. During the twelve months ended September 30, 2014 the Company recorded a combined realized and unrealized loss of $1.1 million on ethanol derivative contracts. During the twelve months ended September 30, 2013, the Company did not enter into any significant amount of ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at September 30, 2014 and 2013 are as follows:

	Balance Sheet Classification	September 30, 2014	September 30, 2013
		in 000's	in 000's
Futures and option contracts
In gain position		$844	$356
In loss position		—	(518)
Cash held by (due to) broker		(221)	929
	Current asset	623	767

Forward contracts, corn, related party	Current liability	2,707	493

Net futures, options, and forward contracts		$(2,084)	$274

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2014 and 2013 consist of the following:

	Statement of Operations Classification	September 30, 2014	September 30, 2013
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$7,728	$6,946
Futures and option contracts (corn)	Cost of Goods Sold	1,163	(5,743)
Futures and option contracts (ethanol)	Revenue	1,146	—

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required and impairment evaluation during the year ending September 30, 2014.
Income Taxes
The Company has elected to be treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.
Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local authorities for the years before 2011.
Debt Modification Accounting

The Company evaluates amendments to its debt in accordance with ASC 540-50 Debt - Modification and Extinguishments for modification and extinguishment accounting. This evaluation included comparing the net present value of cash flows of the new debt to the old debt to determine if changes greater than 10 percent occurred. In instances, where the net present value of future cash flows changed more than 10 percent, the Company applies extinguishment accounting and determines the fair value of its debt based on factors available to the Company.

Fair value of financial instruments
The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments.
The carrying amount of the bank debt approximates fair value, as the interest rate is a floating rate, and the debt was issued in June 2014. The aggregate fair value of the subordinated debt is estimated to be $41.0 million as of September 30, 2014, using level 3 inputs. The key inputs used in estimating the subordinated debt fair value include the estimated discounted cash flows as well as the estimated value of the conversion feature which is based on the estimated underlying value of the Company's membership units.
Income (Loss) Per Unit
Basic income (loss) per unit is calculated by dividing net income (loss) by the weighted average units outstanding for each period. Diluted income (loss) per unit is calculated by dividing income (loss) adjusted for interest on the convertible debt (when anti-dilutive) by the sum of the weighted average units outstanding and the weighted average dilutive units, using the treasury stock method. Units from convertible term notes are considered unit equivalents and are considered in the diluted income per unit computation, but have not been included in the computations of diluted income (loss) per unit for the twelve months ended September 30, 2013, because their effect would be anti-dilutive during those periods. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Twelve Months Ended
	September 30, 2014	September 30, 2013
Numerator:
Net income (loss) for basic earnings per unit	$48,608	$(5,479)
Interest expense on convertible term note	2,614	—
Net income (loss) for diluted earnings per unit	$51,222	$(5,479)

Denominator:
Weighted average units outstanding - basic	13,205	13,140
Weighted average units outstanding - diluted	$24,625	$13,140
Income (loss) per unit - basic	$3,681.03	$(416.97)
Income (loss) per unit - diluted	$2,080.08	$(416.97)
Note 3:  Inventory
Inventory is comprised of the following at:

	September 30, 2014	September 30, 2013
	(in 000's)	(in 000's)
Raw Materials - corn	$2,395	$2,607
Supplies and Chemicals	2,783	2,780
Work in Process	1,392	2,090
Finished Goods	5,591	968
Total	$12,161	$8,445

Note 4:   Members’ Equity
At September 30, 2014 and 2013 outstanding member units were:

	September 30, 2014	September 30, 2013
A Units	8,993	8,810
B Units	3,334	3,334
C Units	1,000	1,000

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

Note 5:   Revolving Loan/Credit Agreements
FCSA/CoBank
The Company entered into a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30,000,000 (the “Term Loan”) and a revolving term loan in the amount of up to $36,000,000 (the “Revolving Term Loan ",together with the Term Loan, the “FCSA Credit Facility”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

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

As of September 30, 2014 , there was $30.0 million outstanding under the FCSA Credit Facility, with $36.0 million available under the Revolving Term Loan.

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

Bunge

Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and Bunge (the “ Bunge Term Loan Note ”). The Bunge Term Loan Note provides a loan in the principal amount of $19,517,137 and matures on July 1, 2023. Interest under the Bunge Term Loan Note payable is calculated at a rate of Six and One

Quarter Percent (6.25%) over LIBOR. Interest under the Bunge Term Loan Note is due and payable quarterly commencing on September 30, 2014. The Company has the option to pay interest in-kind by adding the interest due to the outstanding principal. The Company may prepay any or all of the outstanding principal balance on the Bunge Term Loan Note at any time with thirty (30) days prior written notice to Bunge without penalty or premium. Bunge may convert any or all of a portion of the outstanding principal to Series U Units of the Company at a price of $3,000 per unit at its option upon fifteen (15) days prior notice to the Company by Bunge. As part of the amendment and restatement, the Company paid a total of $19,922,241 of principal and accrued interest on the outstanding loan, extended the term as indicated and reduced the interest rate from Seven and One Half Percent (7.5%) over LIBOR to the indicated rate.

The Company recorded $2.5 million and $2.9 million of interest expense on the Bunge Term Loan Notes in the years ended September 30, 2014 and 2013, respectively. On November 21, 2014, the Company gave written notice to Bunge that it would make payment in full on the Bunge Term Loan Note on December 22, 2014.

The Company had a revolving note with Bunge, which was terminated June 23, 2014.
ICM
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and ICM (the “ ICM Term Loan Note ”). The ICM Term Loan Note provides a loan in the principal amount of $6,726,758. The ICM Term Loan Note matures on July 1, 2023. Interest under the ICM Term Loan Note is calculated at a rate of Six and One Quarter Percent (6.25%) per annum over LIBOR. Interest under the ICM Term Loan Note is due and payable quarterly commencing on September 30, 2014. The Company has the option to pay interest in-kind by adding the interest due to the outstanding principal. The Company may prepay any or all of the outstanding principal balance on the ICM Term Loan Note at any time with thirty (30) days prior written notice to ICM without penalty or premium. ICM may convert any or all of a portion of the outstanding principal to Series C Units of the Company at a price of $3,000 per unit at its option upon fifteen (15) days prior notice to the Company by ICM. As part of the amendment and restatement, the Company paid a total of $6,866,381 of principal and accrued interest on the outstanding loan, extended the term as indicated and reduced the interest rate from Seven and One Half Percent (7.5%) over LIBOR to the indicated rate.
The Company recorded $0.9 million and $1.0 million of interest expense on the ICM Term Loan Notes in the years ended September 30, 2014 and 2013, respectively. On November 21, 2014, the Company gave written notice to ICM that it would make payment in full on the ICM Term Loan Note on December 22, 2014.

Loss from debt extinguishment

As a result of amending and restating the Bunge and ICM Subordinated Term Loan (Subdebt) agreements on June 23, 2014 to a new maturity date, the Company evaluated the change under the debt modification accounting guidance for an instrument with an embedded conversion feature. As a result of this evaluation, the Company determined an extinguishment occurred, which required determination of the fair value of the related debt. The Company determined that the subordinated debt fair value exceeded the face value by approximately $10.1 million due to the substantial premium contained in the conversion feature resulting in loss on debt extinguishment. Due to the substantial premium on the conversion feature in accordance with ASC 470-20-25-13, the resulting offset to the loss was reflected as an increase to members’ equity with the debt remaining at face value.
Note 6: Notes Payable
Notes payable consists of the following: (in 000's)

	September 30, 2014	September 30, 2013
Term facility payable to FSCA bearing interest at LIBOR plus 3.25% (3.51% at September 30, 2014)	$30,000	$—
Note payable to affiliate Bunge bearing interest at LIBOR plus 6.25% (6.48260% at September 30, 2014); maturity on July 1, 2023.	19,865	36,765
Note payable to affiliate ICM bearing interest at LIBOR plus 6.25% (6.48260% at September 30, 2014); maturity on July 1, 2023.	6,847	12,671
Other	212	273
Convertible Notes payable to unit holders; was retired or converted May 31, 2014	—	552
Term facility payable to AgStar retired June 24, 2014.	—	58,838
Term revolver payable to AgStar retired June 24, 2014.	—	10,000
Revolving line of credit payable to Bunge retired June 24, 2014.	—	5,000
	56,924	124,099
Less Current Maturities	6,052	123,887
Total Long Term Debt	$50,872	$212
Approximate aggregate maturities of notes payable as of September 30, 2014 are as follows:

2015	$6,052

2016	6,160

2017	6,000

2018	6,000

2019	6,000

2020 and Thereafter	26,712

Total	$56,924

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
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2014 and 2013, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$844	$—	$—

Liabilities:
Derivative financial instruments	—	2,707	—

	September 30, 2013
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$356	$—	$—

Liabilities:
Derivative financial instruments	518	493	—

Note 8:   Incentive Compensation

The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) and to employees from time to time, subject to vesting provisions as determined for each award. There are no EAU outstanding. The EPUs are valued in accordance with the agreement which is based on the appreciation in the book value per unit of the Company. The Company had 35.3 unvested EPUs outstanding under this plan as of September 30, 2014, which will vest three years from the dates of the awards.  During the twelve months ended September 30, 2014 and 2013, the Company recorded compensation expense related to this plan of approximately $131,000 and $28,000, respectively.  As of September 30, 2014 and 2013, the Company had a liability of approximately $181,000 and $45,000, respectively, outstanding as deferred compensation and has approximately $89,000 to be recognized as future compensation expense over the weighted average vesting period of approximately three years. The amount to be recognized in future years as compensation expense is estimated based on book value of the Company.
Note 9:   Related Party Transactions and Major Customers
Related Party Transactions
Bunge
The Company sells Bunge all of the ethanol produced at its facility, and Bunge purchases the same. Sales are subject to the Ethanol Agreement, which expires January 31, 2015.  The Company pays Bunge a per-gallon fee for ethanol sold by Bunge, subject to a minimum annual fee of $750,000 and adjusted according to specified indexes after three years.  The Company has incurred expenses of $1.4 million during each of the twelve months ended September 30, 2014 and 2013, respectively, under the Ethanol Agreement.
Under a Risk Management Services Agreement effective January 1, 2009, Bunge agreed to provide the Company with assistance in managing its commodity price risks for a quarterly fee of $75,000.  The Risk Management Services Agreement has an initial term of three years and automatically renews for successive three year terms, unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under the Risk Management Services Agreement for the years ended September 30, 2014 and 2013 were $300,000.
The Company has executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge from time to time when the cars are not in use in our operations. Expenses under this agreement for the twelve months ended September 30, 2014 and 2013 were $5.4 million,  The Company entered into a one year sublease for 147 hoppers with Bunge that will expire September 14, 2015. The Company also has a sublease for 54 hopper cars to Gavilon Ingredients, LLC which expires March 25, 2019. Upon expiration of the sublease, the Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of the current market conditions, and the expected conditions in 2015. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
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
Under the DG Agreement, Bunge pays the Company a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company.  Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum yearly payment of $150,000.  Net sales price is the sales price less the transportation costs and rail lease charges.    The Company expensed $1.9 million and $2.4 million in fees during Fiscal 2014 and 2013.
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

The Company is a party to a Grain Feedstock Supply Agreement (the “Supply Agreement”) with Bunge.   Under the Supply Agreement, Bunge provides the Company with all of the corn it needs to operate our ethanol plant, and the Company has agreed to only purchase corn from Bunge.  Bunge provides grain originators who work at the Facility for purposes of fulfilling its obligations under the Supply Agreement.  The Company pays Bunge a per-bushel fee for corn procured by Bunge for the Company under the Supply Agreement, subject to a minimum annual fee of $675,000 and adjustments according to specified indexes after three years.  The term of the Supply Agreement is ten years, subject to earlier termination upon specified events. The annual expenses were $1.3 million and $1.2 million for the fiscal years ended September 30, 2014 and 2013, respectively.
On November 12, 2010, the Company entered into a Corn Oil Agency Agreement with Bunge to market its corn oil (the “Corn Oil Agency Agreement”).  The Corn Oil Agency Agreement has an initial term of three years and will automatically renew for successive three-year terms unless one party provides the other notice of their election to terminate 180 days prior to the end of the term.  Expenses under this agreement for the twelve months ended September 30, 2014 and 2013 were $0.2 million.
 The Company and Bunge have also entered into certain term and revolving credit facilities. See Note 5 Revolving Loan/Credit Agreements for the terms of these financing arrangements.

ICM
The Company and ICM have entered into a convertible term note. See Note 5 Revolving Loan/Credit Agreements, for the terms of this financing arrangement.
Major Customers
The Company is party to the Ethanol Agreement, the Distillers Grain Purchase Agreement, and the Corn Oil Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol, distillers grains, and corn oil produced by the Company.  The Company has expensed $3.5 million and $4.0 million in marketing fees under these agreements for the twelve months ended September 30, 2014 and 2013, respectively. Revenues with this customer were $310.0 million and $340.2 million, respectively, for the twelve months ended September 30, 2014 and 2013.   Trade accounts receivable due from Bunge were $5.2 million and $10.4 million September 30, 2014 and 2013, respectively.

Note 10: Commitments
The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until January 1, 2019.  Expenses under this agreement for the year ended September 30, 2014 and 2013 were $5.7 million and $6.4 million, respectively.
The Company leases certain equipment, railcars, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2019.  The future minimum lease payments required under these leases (net of sublease income) are $3.6 million in 2015,  $5.2 million in 2016,  $5.1 million in 2017, $5.1 million in 2018,  and $2.2 million in 2019.  Rent expense related to operating leases for the years ended September 30, 2014 and 2013 was $4.5 million and $5.9 million, respectively, (net of sublease income).  The majority of the future minimum lease payments and sublease income relate to the railcar lease with Bunge.
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no items to report.
Item 9A.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2014.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s  management, including the Company’s  principal executive officer and principal financial officer, have reviewed and evaluated any changes in the Company’s internal control over financial reporting that occurred as of September 30, 2014 and there has been no change that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of September 30, 2014.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 1992 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2014, the Company’s integrated controls over financial report were effective.
This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.
Item 9B.   Other Information.
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The Information required by this Item is incorporated by reference in the 2014 Proxy Statement.
Item 11.   Executive Compensation.

The Information required by this Item is incorporated by reference in the 2014 Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
The Information required by this Item is incorporated by reference in the 2014 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
The Information required by this Item is incorporated by reference in the 2014 Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
The Information required by this Item is incorporated by reference in the 2014 Proxy Statement.

PART IV
Item 15.   Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this Report.
Balance Sheets
Statements of Operations
Statements of Members’ Equity
Statements of Cash Flows

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 4, 2014	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	December 4, 2014	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 4, 2014
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 4, 2014
Theodore V. Bauer, Director

/s/ Hubert M. Houser	December 4, 2014
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 4, 2014
Michael K. Guttau, Director

/s/ Eric J. Heismeyer	December 4, 2014
Eric J. Heismeyer, Director

/s/ Matthew K. Gibson	December 4, 2014
Matthew K. Gibson, Director

/s/ Andrew J. Bulloch	December 4, 2014
Andrew J. Bulloch, Director