Form 10-Q
period 2014-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2015-02-11
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2014

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

As of December 31, 2014, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	December 31, 2014	September 30, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,139	$9,267
Restricted cash	304	304
Accounts receivable	522	801
Accounts receivable, related party	4,301	5,192
Derivative financial instruments	1,068	623
Inventory	11,128	12,161
Prepaid expenses and other	1,761	1,611
Total current assets	22,223	29,959

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	209,410	208,082
Office and other equipment	1,081	1,068
	212,555	211,214
Accumulated depreciation	(79,285)	(76,393)
Net property and equipment	133,270	134,821

Other Assets
Financing costs, net of accumulated amortization of $37 and $19, respectively	401	418
Other assets	1,588	1,588
	1,989	2,006
Total Assets	$157,482	$166,786

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2014	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$1,462	$1,575
Accounts payable, related party	818	1,188
Derivative financial instruments, related party	793	2,707
Accrued expenses	4,549	2,996
Accrued expenses, related parties	278	214
Current maturities of notes payable	6,044	6,052
Total current liabilities	13,944	14,732

Long Term Liabilities
Notes payable, less current maturities	27,853	50,872
Other long-term liabilities	275	300
Put option liability	4,700	—
Total long term liabilities	32,828	51,172

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	23,545	13,717
Total members' equity	110,710	100,882

Total Liabilities and Members' Equity	$157,482	$166,786

Notes to Financial Statements are an integral part of this statement

-
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013

Revenues	$72,536	$80,186
Cost of Goods Sold
Cost of goods sold-non hedging	56,186	63,861
Realized & unrealized hedging (gains) losses	(283)	2,211
	55,903	66,072

Gross Margin	16,633	14,114

General and administrative expenses	1,385	1,206

Operating Income	15,248	12,908

Interest expense and other income, net	720	2,048
Loss from debt extinguishment	4,700	—

Net Income	$9,828	$10,860

Weighted average units outstanding - basic	13,327	13,144
Weighted average units outstanding - diluted	21,415	25,516
Income per unit - basic	$737.45	$826.23
Income per unit - diluted	$477.56	$454.34

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,828	$10,860
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	2,891	2,857
Amortization	18	117
Loss from debt extinguishment	4,700	—
(Increase) decrease in current assets:
Accounts receivable	1,169	2,015
Inventories	1,033	(1,255)
Prepaid expenses and other	(150)	(405)
Derivative financial instruments	(445)	834
Decrease in other long-term liabilities	(25)	(25)
Increase (decrease) in current liabilities:
Accounts payable	(482)	(1,829)
Derivative financial instruments	(1,914)	—
Accrued expenses	595	2,592
Net cash provided by operating activities	17,218	15,761

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(319)	(139)
Net cash (used in) investing activities	(319)	(139)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,100	32,000
Payments on borrowings	(33,127)	(44,635)
Net cash (used in) financing activities	(23,027)	(12,635)

Net increase (decrease) in cash and cash equivalents	(6,128)	2,987

CASH AND CASH EQUIVALENTS
Beginning	9,267	12,437
Ending	$3,139	$15,424

SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
Purchase of property and equipment in Accrued expenses	$1,022	$—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$711	$969

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of December 31, 2014 and for the three months ended December 31, 2014 and 2013 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2014 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of December 31, 2014 and September 30, 2014, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of December 31, 2014, the Company was committed to sell 2.6 million gallons of ethanol and 67.4 thousand tons of distillers grains.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2014, the Company was committed to purchasing 4.6 million bushels of corn on a forward contract basis resulting in a total commitment of $18.2 million.
In addition the Company was committed to purchase 0.4 million bushels of corn on basis contracts.
The Company also enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.  All derivatives are designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.     During the three months ended December 31, 2014 and 2013, the Company recorded a combined realized and unrealized gain of $0.3 million and a loss of $2.2 million, respectively, as a component of cost of goods sold. During the three months ended December 31, 2014 and the three months ended December 31, 2013, the Company did not enter into any ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2014 and September 30, 2014 at market value are as follows:

	Balance Sheet Classification	December 31, 2014	September 30, 2014
		in 000's	in 000's
Futures and option contracts
In gain position		$424	$844
In loss position		(12)	—
Cash held by (due to) broker		656	(221)
	Current asset	1,068	623

Forward contracts, corn, related party	Current liability	793	2,707

Net futures, options, and forward contracts		$275	$(2,084)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2014 and 2013 consist of the following (in thousands of dollars):

		Three months ended
	Statement of Operations Classification	December 31, 2014	December 31, 2013
Net realized and unrealized (gains) losses related to:

Forward purchase contracts (corn)	Cost of Goods Sold	$(1,213)	$1,856
Futures and option contracts (corn)	Cost of Goods Sold	$930	355

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
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is calculated by dividing income adjusted for interest on the convertible debt by the sum of the weighted average units outstanding and the weighted average dilutive units, using the treasury stock method. In addition the diluted weighted average units includes dilutive units from the put option using the reverse treasury stock method. Units from convertible term notes are considered unit equivalents and are considered in the diluted income per unit computation. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2014	December 31, 2013
Numerator:
Net income for basic earnings per unit	$9,828	$10,860
Interest expense on convertible term note	399	733
Net income for diluted earnings per unit	$10,227	$11,593

Denominator:
Weighted average units outstanding - basic	13,327	13,144
Weighted average units outstanding - diluted	21,415	25,516
Income per unit - basic	$737.45	$826.23
Income per unit - diluted	$477.56	$454.34

Note 3:  Inventory
Inventory is comprised of the following at:

	December 31, 2014	September 30, 2014
	(000's)	(000's)
Raw Materials - corn	$1,616	$2,395
Supplies and Chemicals	2,672	2,783
Work in Process	1,629	1,392
Finished Goods	5,211	5,591
Total	$11,128	$12,161

Note 4:   Members’ Equity
At December 31, 2014 outstanding member units were:

Series A Units Outstanding	8,993
Series B Units Outstanding	3,334
Series C Units Outstanding	1,000

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

As of December 31, 2014, there was $5.2 million outstanding under the FCSA Credit Facility and an additional $30.8 million available under the Revolving Term Loan.

Bunge
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and Bunge (the “Bunge Term Loan Note”). The Company also had a revolving note with Bunge, which was terminated June 23, 2014. On December 22, 2014, the Company paid to Bunge in full the entire $19.9 million of subordinated debt then outstanding to Bunge under the Bunge Term Loan Note. Interest on the Bunge subordinated debt was $297 thousand and $742 thousand for the three months ended December 31, 2014 and 2013, respectively.

ICM
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and ICM, Inc. (the “ICM Term Loan Note”). On December 22, 2014, the Company paid in full to ICM the entire $6.8 million of subordinated debt then outstanding to ICM under the ICM Term Loan Note. Interest on the ICM subordinated debt was $102 thousand and $256 thousand for the three months ended December 31, 2014 and 2013, respectively.

Notes payable

Notes payable consists of the following:

	December 31, 2014	September 30, 2014
	(000's)	(000's)
Term Loan payable to FSCA bearing interest at LIBOR plus 3.35% (3.51% at December 31, 2014)	$28,500	$30,000
Revolving Term Loan payable to FSCA bearing interest at LIBOR plus 3.35% (3.51% at December 31, 2014)	5,200	—
Note payable to affiliate Bunge	—	19,865
Note payable to affiliate ICM	—	6,847
Other	197	212
	33,897	56,924
Less Current Maturities	6,044	6,052
Total Long Term Debt	27,853	50,872

The approximate aggregate maturities of notes payable as of December 31, are as follows:

2015	$6,044

2016	6,153

2017	6,000

2018	6,000

2019	4,500

2020 and Thereafter	5,200

Total	$33,897

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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligations to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using the Black-Scholes model. There was no significant change in the estimated value between the issue date and the end of the quarter. Future unrealized gains and losses related to the change in fair value of the put option liability will be included in other expense on the Statement of Operations.
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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2014, categorized by the level of the valuation inputs within the fair value hierarchy:

	December 31, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$424	—	$—

Liabilities:
Derivative financial instruments	12	793	—
Put option liability	—	—	4,700

	September 30, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$844	$—	$—

Liabilities:
Derivative financial instruments	—	2,707	—

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at the date of issue during the three months ended December 31, 2014

Put option assumptions:
Expected dividend yield	—%
Risk-free interest rate	0.62%
Expected volatility	50%
Expected life (years)	2
Exercise price	$10,897
Company stock price	$7,250

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of December 31, 2014:

Balance as of September 30, 2014	$—
Put Option Issued December 17, 2014	4,700
Balance as of December 31, 2014	$4,700

Note 7:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five year term unless Bunge provides the Company with notice of election to terminate. The Company has incurred ethanol marketing expenses of $312 thousand and  $332 thousand during the three months ended December 31, 2014 and 2013, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company,the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses for corn procurement for the three months ended December 31, 2014 and 2013 were $332 thousand and $350 thousand, respectively.
Starting with the 2015 crop year, the Company is exploring using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company will contract directly with growers to produce Enogen Corn for sale to the Company.  Consistent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under which, the Company will originate all Enogen Corn for its facility and Bunge will assist the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company will pay Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. The Company has incurred distiller's grains marketing expenses of $305 thousand and $511 thousand during the three months ended December 31, 2014 and 2013, respectively.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2015, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under this the terminated Corn Oil Agency Agreement for the three months ended December 31, 2014 and 2013 were $67 thousand and $58 thousand, respectively.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement for the three months ended December 31, 2014 and 2013 were $0.8 million and $1.3 million, net of subleases and accretion, respectively. The Company entered into a one year sublease for 147 hoppers with Bunge that will expire September 14, 2015. The Company also has a sublease for 54 hopper cars to Gavilon Ingredients, LLC which expires March 25, 2019. Upon expiration of the sublease, the Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of the current market conditions, and the expected conditions in 2015 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.three months ended December 31, 2014
ICM
In connection with the payoff of the subordinated debt the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company has agreed to grant ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company recorded an expense of $4.7 million in conjunction with this put right under the Unit Agreement (the "Loss from debt extinguishment") for the three months ended December 31, 2014.

Note 8: Major Customer
The Company is party to the Ethanol, Supply, and Corn Oil Agency Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $69.8 million and $77.5 million for the three months ended December 31, 2014 and 2013, respectively
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements and our Form 10-K for the year ended September 30, 2014 including the consolidated financial statements, accompanying notes and the risk factors contained herein.

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in this reports.   Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors” in our Form 10-K for the fiscal year ended September 30, 2014 and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this report are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.

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

Industry Factors Affecting our Results of Operations

In comparing the three months ended December 31, 2014 to the three months ended December 31, 2013, the ethanol industry experienced improved ethanol margins as a result of a combination of factors.

•
Corn prices have decreased substantially during the three months ended December 31, 2014, from the same period in the previous fiscal year, as a result of the near record United States corn crops in 2013 and 2014. For the three months ended December 31, 2014 compared to the three months ended December 31, 2013, the average price per bushel paid decreased 18.7%.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2013/2014 ending corn stocks of 1.2 billion bushels, and forecast a 2014/2015 corn supply of 15.7 billion bushels, suggesting stable corn prices through the second and third quarters of Fiscal 2015.

•	Gasoline demand continues to increase over 2013 levels.

We ran the plant at full capacity for the three months ended December 31, 2014. The full production coupled with lower corn prices and good ethanol prices, resulted in Gross Margin of $16.6 million during the three months ended December 31, 2014, as compared to Gross Margin of $14.1 million in the three months ended December 31, 2013.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2014 and 2013.

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$72,536	100.0%	$80,186	100.0%
Cost of Good Sold
Material Costs	38,785	53.5%	50,564	63.1%
Variable Production Exp	10,282	14.2%	10,044	12.5%
Fixed Production Exp	6,836	9.4%	5,464	6.8%
Gross Margin	16,633	22.9%	14,114	17.6%
General and Administrative Expenses	1,385	1.9%	1,206	1.5%
Other Expenses	720	1.0%	2,048	2.6%
Loss from debt extinguishment	4,700	6.5%	—	—%
Net Income	9,828	13.5%	10,860	13.5%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. The decrease in revenue from the three months ended December 31, 2014 compared to 2013 was due to the average price per gallon of ethanol decreasing by approximately 8.9% from the three months ended December 31, 2014 compared to the three months ended December 31, 2013 and a decrease in the average price per ton of distillers grains of approximately 32.5%. this was partially offset by a 3.4% increase in gallons of ethanol sold during the three months ended December 31, 2014 over the three months ended December 31, 2013. Corn oil revenue decreased 1.1% in the three months ended December 31, 2014 compared to the three months ended December 31, 2013.

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	59,597	82.2%	60,431	75.4%
Distiller's Grains	10,078	13.9%	16,794	20.9%
Corn Oil	2,624	3.6%	2,653	3.3%
Other	237	0.3%	308	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 77.1% and 82.4% for the three months ended December 31, 2014 and 2013, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 22.4% in the three months ended December 31, 2014 from the three months ended December 31, 2013. Corn used in ethanol production decreased by 1.2% in the three months ended December 31, 2014 from 2013.  Our average steam and natural gas energy cost increased 6.5% per MMBTU comparing the three months ended December 31, 2014 to the three months ended December 31, 2013, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an decrease of $0.3 million in our cost of goods sold for the three months ended December 31, 2014, compared to an increase of $2.2 million in our cost of goods sold for the three months ended December 31, 2013.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an increase when comparing the three months ended December 31, 2014 to the three months ended December 31, 2013 due to higher energy costs.  Fixed production expenses rose when comparing the three months ended December 31, 2014 to 2013 due to higher maintenance expenses.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.9% for the three months ended December 31, 2014 and 1.5% for the three months ended December 31, 2013.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2014 increased 14.8% compared to the three months ended December 31, 2013.  The increase in general and administrative expenses from the three months ended December 31, 2013 to the three months ended December 31, 2014 is partially due to increased ethanol promotional expenditures, an increase in the employee incentive bonus, and legal expenses for the Bunge and ICM agreements.
Other Expense

Our other expenses were approximately $0.7 million and $2.0 million for the three months ended December 31, 2014 and 2013, respectively, and were approximately 1.0% and 2.6% of our revenues for the three months ended December 31, 2014 and 2013, respectively. This was due to the interest expense decreasing $1.3 million as a result of repaying approximately $27 million of subordinated debt in June 22, 2014 with a 1.25% reduction in interest rate on the remaining balances, repaying approximately $28 million of senior debt between December 31, 2013 and December 31, 2014 with a reduction in the interest rate on senior debt from 6.0% to 3.51% starting with the refinance closing on June 23, 2014.

Loss on debt extinguishment

Our Loss on debt extinguishment expense relates to the Unite Agreement with ICM, This is a non-cash charge, and will be re-evaluated quarterly for significant changes in value.

Selected Financial Data
Modified EBITDA is defined as net income plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging losses (gains) and the Loss from debt extinguishment.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America, and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

We compensate for these limitations by relying heavily on our GAAP financial measures and by using modified EBITDA as supplemental information.  We believe that consideration of modified EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our operations.  Because modified EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, modified EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of modified EBITDA to net income (in thousands except per unit data):

	Three months ended	Three months ended
	December 31, 2014	December 31, 2013

EBITDA
Net Income	$9,828	$10,860
Interest Expense, Net	727	2,051
Depreciation	2,891	2,857
EBITDA	13,446	15,768

Unrealized Hedging (Gain) Loss	(1,482)	76
Loss from debt extinguishment	4,700	$—

Modified EBITDA	$16,664	$15,844

Modified EBITDA per unit - basic	$1,250.39	$1,205.42

Liquidity and Capital Resources
As of December 31, 2014, we had a cash balance of $3.1 million, $30.8 million available under the term revolver and working capital of $8.3 million.

In June, the Company announced the completion of a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with FCSA and CoBank. The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. Interest rate on the Credit Agreement is LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility.

Primary Working Capital Needs
During the second quarter of Fiscal 2015, we estimate that we will require approximately $39.8 million for our primary input of corn and $4.1 million for our energy sources of electricity, steam, and natural gas. We currently have $30.8 million available under our Term Revolver for working capital needs. We cannot estimate the availability of funds for hedging in the future.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SIRE's  management,  under the supervision and with  the  participation  of  SIRE's president and chief executive officer and SIRE's director of finance,  have evaluated the  effectiveness of SIRE's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  SIRE's president and chief executive officer and SIRE's director of finance have concluded  that, as of the end of the period covered by this quarterly report, SIRE's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports SIRE  files or submits  under the Securities Exchange  Act of 1934 is (i)  recorded,  processed, summarized and reported within the time  periods  specified  in the  Securities  and  Exchange Commission's   rules  and  forms,  and  (ii)  accumulated  and  communicated  to management,  including SIRE's  principal executive and principal financial officers or persons performing such functions,  as appropriate,  to allow timely decisions regarding  disclosure.  SIRE believes that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide  absolute  assurance that all control issues and instances of fraud,  if any, within a company have been detected.

No Changes in Internal Control Over Financial Reporting

No change in SIRE's internal control over financial reporting occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, SIRE's internal control over financial reporting.

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
On August 5, 2013, GS Cleantech Corporation (“GS Cleantech”) filed a suit in United States District Court for the Southern District of Iowa, Western Division (Case No. 2:13-CV-00021-JAJ-CFB) (the "District Court"), naming the Company as a defendant (the “Lawsuit”). The Lawsuit alleges infringement of a patent assigned to GS Cleantech with respect to the corn oil separation technology used in the Tricanter Equipment. The Lawsuit seeks preliminary and permanent injunctions against the Company to prevent future infringement on the patent owned by GS CleanTech and damages in an unspecified amount adequate to compensate GS CleanTech for the alleged patent infringement, plus attorney's fees.
On October 23, 2015, the patents owned by GS CleanTech in the Lawsuit were found to be invalid by the District Court for the Southern District of Indiana (the “SD of Indiana District Court”). On January 15, 2015, the Company received a partial summary judgment finding in the Lawsuit by the SD of Indiana District Court consistent with the October 23, 2015 ruling.
The Company is not currently able to predict the final outcome of this Lawsuit with any degree of certainty as GS CleanTech retains the right to appeal summary judgment and there are still defendant cross-claims pending. Under the Tricanter Agreement, ICM is obligated to, and has retained counsel at its expense to defend the Company in this Lawsuit. However, in the event that damages are awarded as a result of this Lawsuit and, if ICM is unable to fully indemnify the Company for any reason, the Company could be liable for such damages. In addition, if GS CleanTech successfully appeals the summary judgment and wins at a trial, the Company may need to cease use of its current oil separation process and seek out a replacement or cease oil production altogether.
[HB Reviewing]

Item 1A.   Risk Factors.

There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2014.  Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 11, 2015	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	February 11, 2015	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer