Form 10-Q
period 2015-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2015-05-06
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2015

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

As of March 31, 2015, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2015	September 30, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$6,750	$9,267
Restricted cash	304	304
Accounts receivable	1,670	801
Accounts receivable, related party	3,034	5,192
Derivative financial instruments	259	623
Inventory	9,868	12,161
Prepaid expenses and other	3,241	1,611
Total current assets	25,126	29,959

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	211,224	208,082
Office and other equipment	1,091	1,068
	214,379	211,214
Accumulated depreciation	(82,167)	(76,393)
Net property and equipment	132,212	134,821

Other Assets
Financing costs, net of accumulated amortization of $54 and $19, respectively	383	418
Other assets	1,588	1,588
	1,971	2,006
Total Assets	$159,309	$166,786

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2015	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$1,014	$1,575
Accounts payable, related party	323	1,188
Derivative financial instruments, related party	—	2,707
Derivative financial instruments	534	—
Accrued expenses	4,181	2,996
Accrued expenses, related parties	395	214
Current maturities of notes payable	6,481	6,052
Total current liabilities	12,928	14,732

Long Term Liabilities
Notes payable, less current maturities	44,858	50,872
Other long-term liabilities	1,750	300
Put option liability, related party	5,300	—
Total long term liabilities	51,908	51,172

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	7,308	13,717
Total members' equity	94,473	100,882

Total Liabilities and Members' Equity	$159,309	$166,786

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit)

(Unaudited)
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues	$55,472	$82,971	$128,008	$163,157
Cost of Goods Sold
Cost of goods sold-non hedging	57,912	60,624	114,098	124,485
Realized & unrealized hedging (gains) losses	(1,526)	126	(1,809)	2,338
	56,386	60,750	112,289	126,823

Gross Margin (Loss)	(914)	22,221	15,719	36,334

General and administrative expenses	1,130	1,151	2,515	2,357

Operating Income (Loss)	(2,044)	21,070	13,204	33,977

Interest expense and other income, net	266	1,920	986	3,968
Loss from debt extinguishment	—	—	4,700	—
Change in fair value of put option liability	600	—	600	—

Net Income (Loss)	$(2,910)	$19,150	$6,918	$30,009

Weighted average units outstanding - basic	13,327	13,144	13,327	13,144
Weighted average units outstanding - diluted	13,327	25,523	17,763	25,518
Income (loss) per unit - basic	$(218.35)	$1,456.94	$519.10	$2,283.09
Income (loss) per unit - diluted	$(218.35)	$778.79	$445.70	$1,233.21

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,918	$30,009
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	5,774	5,727
Amortization	35	234
Accrued interest added to long term debt	—	2,018
Loss from debt extinguishment	4,700	—
Change in fair value of put option liability	600	—
(Increase) decrease in current assets:
Accounts receivable	1,289	(2,529)
Inventories	2,293	(451)
Prepaid expenses and other	(1,630)	(342)
Derivative financial instruments	364	(490)
Decrease (increase) in other long-term liabilities	1,450	(50)
Increase (decrease) in current liabilities:
Accounts payable	(1,426)	(3,341)
Derivative financial instruments	(2,173)	(493)
Accrued expenses	1,366	1,186
Net cash provided by operating activities	19,560	31,478

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,165)	(1,266)
Increase in restricted cash	—	(1)
Net cash (used in) investing activities	(3,165)	(1,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to members	(13,327)	—
Proceeds from debt	63,797	32,000
Payments on debt	(69,382)	(52,303)
Net cash (used in) financing activities	(18,912)	(20,303)

Net increase (decrease) in cash and cash equivalents	(2,517)	9,908

CASH AND CASH EQUIVALENTS
Beginning	9,267	12,437
Ending	$6,750	$22,345
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,055	$1,795

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and six months ended March 31, 2015 and 2014 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2014 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s products are generally shipped FOB loading point.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grain (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices.  Marketing fees, agency fees, and commissions due to the marketer are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold. Corn oil is sold directly by the Company to various customers.
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of March 31, 2015 and September 30, 2014, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company’s operations and cash flows are subject to fluctuations due to changes in commodity prices.  The Company is subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  Exposure to commodity price risk results from the Company’s dependence on corn in the ethanol production process.  In general, rising corn prices might result in lower profit margins and, therefore, represent unfavorable market conditions.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.
To minimize the risk and the volatility of commodity prices, primarily related to corn and ethanol, the Company uses various derivative instruments, including forward corn, ethanol, and distillers grains purchase and sales contracts, over-the-counter and exchange-traded futures and option contracts.  From time to time, when market conditions are appropriate, the Company will enter into derivative contracts to hedge its exposure to price risk related to forecasted corn needs and forward corn purchase contracts.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of March 31, 2015, the Company was committed to sell 6.8 million gallons of ethanol, 113.0 thousand tons of distillers grains and 2.7 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2015, the Company was committed to purchasing 3.0 million bushels of corn on a forward contract basis resulting in a total commitment of $11.6 million. In addition the Company was committed to purchase 1.6 million bushels of corn on basis contracts.
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
The gains or losses are included in revenue if the contracts relate to ethanol and cost of goods sold if the contracts relate to corn.     During the three months ended March 31, 2015 and 2014, the Company recorded a combined realized and unrealized gain of $1.5 million and a loss of $0.1 million, respectively, as a component of cost of goods sold. During the three months ended March 31, 2015 and the three months ended March 31, 2014, the Company did not enter into any ethanol derivative contracts.
During the six months ended March 31, 2015 and 2014, the Company recorded a combined realized and unrealized gain of $1.8 million and a loss of $2.3 million, respectively, as a component of cost of goods sold. During the six months ended March 31, 2015 and the six months ended March 31, 2014, the Company did not enter into any ethanol derivative contracts. The Company reports all contracts with the same counter-party on a net basis on the balance sheet due to a master netting agreement.
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2015 and September 30, 2014 at market value are as follows:

	Balance Sheet Classification	March 31, 2015	September 30, 2014
		in 000's	in 000's
Futures and option contracts
In gain position		$285	$844
In loss position		(204)	—
Cash held by (due to) broker		178	(221)
	Current asset	259	623

Forward contracts, corn, related party	Current liability	—	2,707
Forward contracts, corn	Current liability	534	—

Net futures, options, and forward contracts		$(275)	$(2,084)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and six months ended March 31, 2015 and 2014 consist of the following (in thousands of dollars):

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(960)	$(696)	$(2,172)	$1,160
Futures and option corn contracts	Cost of Goods Sold	$(566)	$822	$363	$1,177

Inventory
Inventory is stated at the lower of cost or market value using the average cost method.  Market value is based on current replacement values, to the extent that it does not exceed net realizable values and it is not less than the net realizable values reduced by an allowance for normal profit margin.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. The put option adjustment is excluded from the three months ended March 31, 2015 because it would be anti-dilutive. Units from the convertible term notes (paid in full in December 2014) are considered unit equivalents and are considered in the diluted income per unit computation. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Numerator:
Net income (loss) for basic earnings per unit	$(2,910)	$19,150	$6,918	$30,009
Interest expense on convertible term note	—	727	399	1,460
Change in fair value of put option liability	—	—	600	—
Net income (loss) for diluted earnings per unit	$(2,910)	$19,877	$7,917	$31,469

Denominator:
Weighted average units outstanding - basic	13,327	13,144	13,327	13,144
Weighted average units outstanding - diluted	13,327	25,523	17,763	25,518
Income (loss) per unit - basic	$(218.35)	$1,456.94	$519.10	$2,283.09
Income (loss) per unit - diluted	$(218.35)	$778.79	$445.70	$1,233.21

Note 3:  Inventory
Inventory is comprised of the following at:

	March 31, 2015	September 30, 2014
	(000's)	(000's)
Raw Materials - corn	$2,842	$2,395
Supplies and Chemicals	2,919	2,783
Work in Process	1,780	1,392
Finished Goods	2,327	5,591
Total	$9,868	$12,161

Note 4:   Members’ Equity
At March 31, 2015 outstanding member units were:

Series A Units Outstanding	8,993
Series B Units Outstanding	3,334
Series C Units Outstanding	1,000

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holder has the right to elect one member of the Board of Directors (the “Board”).  The Series B unit holder has the right to elect two Board members.  Series A unit holders as a group have the right to elect the remaining number of directors not elected by the Series C and B unit holders.
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

As of March 31, 2015, there was $47.4 million outstanding under the FCSA Credit Facility with an additional $15.6 million available under the Revolving Term Loan.

Bunge
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and Bunge (the “Bunge Term Loan Note”). On December 22, 2014, the Company paid to Bunge in full the entire $19.9 million of subordinated debt then outstanding to Bunge under the Bunge Term Loan Note. Interest on the Bunge subordinated debt was $0 and $742 thousand for the three months ended March 31, 2015 and 2014 and $297 thousand and $1.5 million for the six months ended March 31, 2015 and 2014, respectively.

ICM
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and ICM, Inc. (the “ICM Term Loan Note”). On December 22, 2014, the Company paid in full to ICM the entire $6.8 million of subordinated debt then outstanding to ICM under the ICM Term Loan Note. Interest on the ICM subordinated debt was $0 and $255 thousand for the three months ended March 31, 2015 and 2014 and $102 thousand and $511 thousand for the six months ended March 31, 2015 and 2014, respectively.

Notes payable

Notes payable consists of the following:

	March 31, 2015	September 30, 2014
	(000's)	(000's)
Term Loan payable to FSCA bearing interest at LIBOR plus 3.35% (3.53% at March 31, 2015)	$27,000	$30,000
Revolving Term Loan payable to FSCA bearing interest at LIBOR plus 3.35% (3.53% at March 31, 2015)	20,416	—
Note payable to affiliate Bunge	—	19,865
Note payable to affiliate ICM	—	6,847
Other	3,923	212
	51,339	56,924
Less Current Maturities	6,481	6,052
Total Long Term Debt	$44,858	$50,872

The approximate aggregate maturities of notes payable as of March 31, are as follows:

2015	$6,481

2016	6,643

2017	6,515

2018	6,537

2019	3,560

2020 and Thereafter	21,603

Total	$51,339

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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligations to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model. Using this model, the estimated value between the issue date and March 31, 2015 increased by $0.6 million. Future unrealized gains and losses related to the change in fair value of the put option liability will be included in other expense on the Statement of Operations.
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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and September 30, 2014, categorized by the level of the valuation inputs within the fair value hierarchy:

	March 31, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$285	$—	$—

Liabilities:
Derivative financial instruments	204	534	—
Change in fair value	—	—	5,300

	September 30, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$844	$—	$—

Liabilities:
Derivative financial instruments	—	2,707	—

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at the date of issue and during the three months ended March 31, 2015

Put option assumptions:
Expected dividend yield	—%
Risk-free interest rate	0.62%
Expected volatility	50%
Expected life (years)	2
Exercise price	$10,897
Company stock price	$6,444

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of March 31, 2015:

Balance as of September 30, 2014	$—
Put Option Issued December 17, 2014	4,700
Balance as of December 31, 2014	$4,700
Change in Value - 3 months ending March 31, 2015	600
Balance as of March 31, 2015	$5,300

Note 7:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election to terminate. The Company has incurred ethanol marketing expenses of $234 thousand and  $366 thousand during the three months ended March 31, 2015 and 2014, respectively and $547 thousand and $698 thousand during the six months ended March 31, 2015 and 2014, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company,the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses for corn procurement were $274 thousand and $310 thousand for the three months ended March 31, 2015 and 2014, respectively and were $606 thousand and $660 thousand for the six months ended March 31, 2015 and 2014, respectively.
Starting with the 2015 crop year, the Company is exploring using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company will contract directly with growers to produce Enogen Corn for sale to the Company.  Consistent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under which, the Company will originate all Enogen Corn for its facility and Bunge will assist the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company will pay Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. There were no expenses for the Services Agreement for the three and six months ended March 31, 2015 and 2014.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. The Company has incurred distiller's grains marketing expenses of $344 thousand and $490 thousand during the three months ended March 31, 2015 and 2014, respectively and expenses of $649 thousand and $1.0 million during the six months ended March 31, 2015 and 2014, respectively.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2015, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under this the terminated Corn Oil Agency Agreement were $0 and $52 thousand for the three months ended March 31, 2015 and 2014, respectively, and expenses were $67 thousand and $110 thousand for the six months ended March 31, 2015 and 2014, respectively.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $815 thousand for the three months ended March 31, 2015 and 2014, net of subleases and accretion, respectively and expenses were $1.6 million for the six months ended March 31, 2015 and 2014. The Company entered into a one year sublease for 147 hoppers with Bunge that will expire September 14, 2015. The Company has subleased another 54 hopper cars to an unrelated third party, which expires March 25, 2019. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2015 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
ICM

In connection with the payoff of the subordinated debt the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company has agreed to grant ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company recorded an expense of $0.6 million for the three months ended March 31, 2015 and $5.3 million for the six months ended March 31, 2015 in conjunction with this put right under the Unit Agreement (the "Loss from debt extinguishment").
Note 8: Major Customer
The Company is party to the Ethanol and DG Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Until December 5, 2014, the Company was also a party to the Corn Oil Agency Agreement with Bunge providing for the purchase by Bunge of all corn oil produced by the Company. Revenues from Bunge were $53.4 million and $80.9 million for the three months ended March 31, 2015 and 2014, respectively and $122.9 million and $158.4 million for the six months ended March 31, 2015 and 2014.
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

Industry Factors Affecting our Results of Operations

In comparing the three months ended March 31, 2015 to the three months ended March 31, 2014, the ethanol industry experienced diminished ethanol margins as a result of a combination of factors.

•
Ethanol prices have decreased substantially during the three months ended March 31, 2015, from the same period in the previous fiscal year. For the three months ended March 31, 2015 compared to the three months ended March 31, 2014, the average price per gallon of ethanol sold decreased 36.7%. This was due to an increased supply of ethanol and reduced gasoline prices in the three months ended March 31, 2015 compared to the three months ended March 31, 2014

•	National railcar shipment issues prevented us from shipping the volume of ethanol that we desired.

Despite these factors, the ethanol outlook for the third and fourth quarters of Fiscal 2015 looks positive due to multiple factors.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2014/2015 ending corn stocks of 1.8 billion bushels, and forecast a 2014/2015 corn supply of 14.2 billion bushels, suggesting stable corn prices through the third and fourth quarters of Fiscal 2015.

•	Gasoline demand continues to increase over 2014 levels.

The production with lower corn prices and reduced ethanol prices, resulted in Gross Margin (Loss) of $(0.9) million during the three months ended March 31, 2015, as compared to Gross Margin of $22.2 million in the three months ended March 31, 2014.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$55,472	100.0%	$82,971	100.0%
Cost of Good Sold
Material Costs	40,411	72.8%	45,450	54.8%
Variable Production Expense	8,352	15.1%	9,746	11.7%
Fixed Production Expense	7,623	13.7%	5,554	6.7%
Gross Margin (Loss)	(914)	(1.6)%	22,221	26.8%
General and Administrative Expenses	1,130	2.0%	1,151	1.4%
Other Expenses and Interest Expense	266	0.5%	1,920	2.3%
Change in fair value of put option liability	600	1.1%	—	—%
Net Income (Loss)	$(2,910)	(5.2)%	$19,150	23.1%

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2015 and 2014.

	Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$128,008	100.0%	$163,157	100.0%
Cost of Good Sold
Material Costs	79,196	61.9%	96,014	58.8%
Variable Production Expense	18,634	14.6%	19,790	12.1%
Fixed Production Expense	14,459	11.3%	11,019	6.8%
Gross Margin	15,719	12.3%	36,334	22.3%
General and Administrative Expenses	2,515	2.0%	2,357	1.4%
Other Expenses and Interest Expense	986	0.8%	3,968	2.4%
Loss from debt extinguishment	4,700	3.7%	—	—%
Change in fair value of put option liability	600	0.5%	—	—%
Net Income	$6,918	5.4%	$30,009	18.5%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. The decrease in revenue from the three months ended March 31, 2015 compared to 2014 was due to the average price per gallon of ethanol decreasing by approximately 36.7% from the three months ended March 31, 2015 compared to the three months ended March 31, 2014 and a decrease in the average price per ton of distillers grains of approximately 36.7%, this was partially offset by a 3.2% increase in gallons of ethanol sold during the three months ended March 31, 2015 over the three months ended March 31, 2014. Corn oil revenue decreased 7.4% in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and DDGS.

The decrease in revenue from the six months ended March 31, 2015 compared to 2014 was due to the average price per gallon of ethanol decreasing by approximately 21.4% from the six months ended March 31, 2015 compared to the six months ended March 31, 2014 and a decrease in the average price per ton of distillers grains of approximately 38.2%, this was partially offset by a 3.3% increase in gallons of ethanol sold during the six months ended March 31, 2015 over the six months ended March 31, 2014. Corn oil revenue decreased 3.9% in the six months ended March 31, 2015 compared to the six months ended March 31, 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$42,062	75.8%	$64,425	77.6%
Distiller's Grains	11,173	20.1%	16,122	19.4%
Corn Oil	1,936	3.5%	2,091	2.5%
Other	301	0.5%	333	0.4%

	Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$101,660	79.4%	$124,855	76.5%
Distiller's Grains	21,250	16.6%	32,916	20.2%
Corn Oil	4,560	3.6%	4,744	2.9%
Other	538	0.4%	642	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 101.6% and 73.2% for the three months ended March 31, 2015 and 2014, respectively and 87.7% and 77.7% for the six months ended March 31, 2015 and 2014, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 16.4% in the three months ended March 31, 2015 from 2014, respectively and decreased 19.7% in the six months ended March 31, 2015 from 2014, respectively. The amount of corn used in ethanol production increased by 0.6% in the three months ended March 31, 2015 from 2014 and decreased 0.1% in the six months ended March 31, 2015 from 2014.  Our average steam and natural gas energy cost decreased 23.3% per MMBTU comparing the three months ended March 31, 2015 to 2014, respectively and decreased 9.3% per MMBTU comparing the six months ended March 31, 2015 to 2014.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an decrease of $1.5 million in our cost of goods sold for the three months ended March 31, 2015, compared to an increase of $0.1 million in our cost of goods sold for the three months ended March 31, 2014. In the six months ended March 31, 2015 the realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulting in an decrease of $1.8 million in our cost of goods sold compared to a increase of $2.3 million in cost of goods sold for the six months ended March 31, 2014. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an decrease when comparing the three months ended March 31, 2015 to the three months ended March 31, 2014 due to lower energy costs.  Fixed production expenses increased when comparing the three months ended March 31, 2015 to three months ended March 31, 2014 due to higher maintenance expenses, including the annual shutdown, which was in March, 2015, and April, 2014. Variable production expenses showed a decrease when comparing the six months ended March 31, 2015 to the six months ended March 31, 2014 due to lower energy costs.  Fixed production expenses increased when comparing the six months ended March 31, 2015 to six months ended March 31, 2014 due to higher maintenance expenses.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2015 decreased 1.8% compared to the three months ended March 31, 2014 and six months ended March 31, 2015 increased 6.7% compared to the six months ended March 31, 2014. These changes are due primarily to the timing of the numerous 'capital projects' (new senior debt, subordinated debt payoff, new agreements with ICM and Bunge) during the last two quarters of Fiscal 2014 and the first quarter of Fiscal 2015. This second quarter of Fiscal 2015 had no significant projects.
Other Expense

Our other expenses were approximately $0.3 million and $1.9 million for the three months ended March 31, 2015 and 2014, respectively, and were approximately 0.5% and 2.3% of our revenues for the three months ended March 31, 2015 and 2014, respectively. Also, our other expenses were approximately $1.0 million and $4.0 million for the six months ended March 31, 2015 and 2014, respectively, and were approximately 0.8% and 2.4% of our revenues for the six months ended March 31, 2015 and 2014, respectively. This decrease was due to the interest expense for the three months ended March 31, 2015 compared to 2014 decreasing $1.5 million and decreasing $2.8 million for the six months ended March 31, 2015 from 2014 as a result of repaying approximately $27 million of subordinated debt in June 22, 2014 with a 1.25% reduction in interest rate on the remaining balances, and repaying approximately $28 million of senior debt between March 31, 2014 and March 31, 2015. The interest expense was also reduced due to the interest rate on senior debt decreasing from 6.0% to 3.51% starting with the refinance closing on June 23, 2014.
Loss on debt extinguishment and Change in fair value of put option liability

Our Loss on debt extinguishment expense and change in fair value of put option liability expense relates to the Unit Agreement with ICM, This is a non-cash charge, and will be re-evaluated quarterly for significant changes in value.

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

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

EBITDA
Net Income	$(2,910)	$19,150	$6,918	$30,009
Interest Expense, Net	391	1,936	1,118	3,988
Depreciation	2,882	2,870	5,774	5,727
EBITDA	363	23,956	13,810	39,724

Unrealized Hedging (Gain) Loss	71	(658)	(1,411)	(583)
Loss from debt extinguishment	—	—	4,700	—
Change in fair value of put option liability	600	—	600	—

Modified EBITDA	$1,034	$23,298	$17,699	$39,141

Modified EBITDA per unit - basic	$77.59	$1,772.52	$1,328.06	$2,977.86

Liquidity and Capital Resources
As of March 31, 2015, we had a cash balance of $6.8 million, $15.6 million available under the term revolver and working capital of $12.2 million. As of March 31, 2014, we had a cash balance of $22.3 million, $21.4 million available under the term revolver and working capital of $(68.0) million.

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

Primary Working Capital Needs
During the third quarter of Fiscal 2015, we estimate that we will require approximately $41.0 million for our primary input of corn and $4.0 million for our energy sources of electricity, steam, and natural gas. We currently have $15.6 million available under our Term Revolver for working capital needs. We cannot estimate the availability of funds for hedging in the future.

Commodity Price Risk
Our operations are highly dependent on commodity prices, especially prices for corn, ethanol and distillers grains and the spread between them. As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn through adjustments in prices for ethanol.  We continue to monitor corn and ethanol prices and manage the "crush margin" to affect our longer-term profitability.

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
On October 23, 2014, the patents owned by GS CleanTech in the Lawsuit were found to be invalid by the District Court for the Southern District of Indiana (the “SD of Indiana District Court”). On January 15, 2015, the Company received a partial summary judgment finding in the Lawsuit by the SD of Indiana District Court consistent with the October 23, 2014 ruling.
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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 6, 2015	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	May 6, 2015	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer