Form 10-Q
period 2015-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2015-08-12
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2015

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

As of June 30, 2015, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2015	September 30, 2014
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,038	$9,267
Restricted cash	304	304
Accounts receivable	584	801
Accounts receivable, related party	4,680	5,192
Derivative financial instruments	477	623
Inventory	15,303	12,161
Prepaid expenses and other	4,683	1,611
Total current assets	29,069	29,959

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	210,887	208,082
Office and other equipment	1,091	1,068
	214,042	211,214
Accumulated depreciation	(85,017)	(76,393)
Net property and equipment	129,025	134,821

Other Assets
Financing costs, net of accumulated amortization of $72 and $19, respectively	365	418
Other assets	2,088	1,588
	2,453	2,006
Total Assets	$160,547	$166,786

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2015	September 30, 2014
	(Unaudited)
Current Liabilities
Accounts payable	$1,449	$1,575
Accounts payable, related party	501	1,188
Derivative financial instruments, related party	—	2,707
Derivative financial instruments	271	—
Accrued expenses	5,981	2,996
Accrued expenses, related parties	372	214
Current maturities of notes payable	6,494	6,052
Total current liabilities	15,068	14,732

Long Term Liabilities
Notes payable, less current maturities	39,390	50,872
Other long-term liabilities	5,525	300
Total long term liabilities	44,915	51,172

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	13,399	13,717
Total members' equity	100,564	100,882

Total Liabilities and Members' Equity	$160,547	$166,786

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$58,235	$88,158	$186,243	$251,315
Cost of Goods Sold
Cost of goods sold-non hedging	51,238	65,841	165,336	190,326
Realized & unrealized hedging (gains) losses	(752)	3,205	(2,561)	5,542
	50,486	69,046	162,775	195,868

Gross Margin	7,749	19,112	23,468	55,447

General and administrative expenses	1,256	1,344	3,771	3,701

Operating Income	6,493	17,768	19,697	51,746

Interest expense and other income, net	402	2,080	1,388	6,049
Change in fair value of put option liability	—	—	600	—
Loss from debt extinguishment	—	10,128	4,700	10,128

Net Income	$6,091	$5,560	$13,009	$35,569

Weighted average units outstanding - basic	13,327	13,205	13,327	13,164
Weighted average units outstanding - diluted	14,039	25,234	16,522	25,424
Income per unit - basic	$457.04	$421.05	$976.14	$2,701.99
Income per unit - diluted	$433.86	$247.52	$847.84	$1,483.44

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,009	$35,569
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	8,624	8,601
Amortization	53	431
Accrued interest added to long term debt	—	2,018
Loss on disposal of property	—	150
Loss from debt extinguishment	4,700	10,128
Change in fair value of put option liability	600	—
(Increase) decrease in current assets:
Accounts receivable	729	919
Inventories	(3,142)	(4,658)
Prepaid expenses and other	(3,072)	(433)
Derivative financial instruments	146	(95)
Increase (decrease) in current liabilities:
Accounts payable	(813)	(1,920)
Derivative financial instruments	(2,436)	1,563
Accrued expenses	3,143	250
(Decrease) in other long-term liabilities	(75)	(75)
Net cash provided by operating activities	21,466	52,448

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,828)	(1,865)
Purchases of other assets	(500)	—
Increase in restricted cash	—	(1)
Net cash (used in) investing activities	(3,328)	(1,866)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(418)
Distributions paid to members	(13,327)	—
Proceeds from notes payable	105,924	86,000
Payments on notes payable	(116,964)	(145,097)
Net cash (used in) financing activities	(24,367)	(59,515)

Net decrease in cash and cash equivalents	(6,229)	(8,933)

CASH AND CASH EQUIVALENTS
Beginning	9,267	12,437
Ending	$3,038	$3,504

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,443	$4,425

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchase of property and equipment in Accrued expenses	—	(300)
Inventory	—	300
Conversion of Subordinated Debt to Units	—	549
Increase in Members' equity due to significant premium on modification of convertible debt	—	10,128
Disposal of property and equipment	—	232

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and nine months ended June 30, 2015 and 2014 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2014 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of June 30, 2015 and September 30, 2014, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of June 30, 2015, the Company was committed to sell 2.8 million gallons of ethanol, 52.5 thousand tons of distillers grains and 3.9 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2015, the Company was committed to purchasing 2.4 million bushels of corn on a forward contract basis resulting in a total commitment of $9.2 million. In addition the Company was committed to purchase 40.0 thousand bushels of corn on basis contracts.
The Company also enters into short-term options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.  All derivatives are designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts will be effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2015 and September 30, 2014 at market value are as follows:

	Balance Sheet Classification	June 30, 2015	September 30, 2014
		in 000's	in 000's
Futures and option contracts
In gain position		$72	$844
In loss position		(1,039)	—
Cash held by (due to) broker		696	(221)
	Current asset (liability)	(271)	623

Forward contracts, corn	Current asset	477	—
Forward contracts, corn, related party	Current liability	—	2,707

Net futures, options, and forward contracts		$206	$(2,084)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and nine months ended June 30, 2015 and 2014 consist of the following (in thousands of dollars):

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(1,703)	$2,713	$(3,875)	$3,873
Futures and option corn contracts	Cost of Goods Sold	951	492	1,314	1,669
Futures and option ethanol contracts	Revenue	—	1,146	—	1,146

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
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income for basic earnings per unit	$6,091	$5,560	$13,009	$35,569
Interest expense on convertible term note	—	686	399	2,146
Change in fair value of put option liability	—	—	600	—
Net income for diluted earnings per unit	$6,091	$6,246	$14,008	$37,715

Denominator:
Weighted average units outstanding - basic	13,327	13,205	13,327	13,164
Weighted average units outstanding - diluted	14,039	25,234	16,522	25,424
Income per unit - basic	$457.04	$421.05	$976.14	$2,701.99
Income per unit - diluted	$433.86	$247.52	$847.84	$1,483.44

Note 3:  Inventory
Inventory is comprised of the following:

	June 30, 2015	September 30, 2014
	(000's)	(000's)
Raw Materials - corn	$4,304	$2,395
Supplies and Chemicals	3,103	2,783
Work in Process	1,613	1,392
Finished Goods	6,283	5,591
Total	$15,303	$12,161

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
The Company entered into a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30,000,000 (the “Term Loan”) and a revolving term loan in the amount of up to $36,000,000 (the “Revolving Term Loan”, together with the Term Loan, the “ FCSA Credit Facility ”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for payments by the Company to FCSA of quarterly installments of $1,500,000 each, which began on December 20, 2014 with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires reductions in principal availability in increments of $6,000,000 each June 1 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of June 30, 2015, there was $41.0 million outstanding under the FCSA Credit Facility with $20.5 million available under the Revolving Term Loan.

Bunge
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and Bunge (the “Bunge Term Loan Note”). On December 22, 2014, the Company paid in full to Bunge the entire $19.9 million of subordinated debt then outstanding to Bunge under the Bunge Term Loan Note. Interest on the Bunge subordinated debt was $0 and $724 thousand for the three months ended June 30, 2015 and 2014, respectively and $297 thousand and $2.2 million for the nine months ended June 30, 2015 and 2014, respectively.

ICM
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and ICM, Inc. (the “ICM Term Loan Note”). On December 22, 2014, the Company paid in full to ICM the entire $6.8 million of subordinated debt then outstanding to ICM under the ICM Term Loan Note. Interest on the ICM subordinated debt was $0 and $249 thousand for the three months ended June 30, 2015 and 2014, respectively and $102 thousand and $761 thousand for the nine months ended June 30, 2015 and 2014, respectively.

Notes payable

Notes payable consists of the following:

	June 30, 2015	September 30, 2014
	(000's)	(000's)
Term Loan payable to FSCA bearing interest at LIBOR plus 3.35% (3.54% at June 30, 2015)	$25,500	$30,000
Term Revolver Loan payable to FSCA bearing interest at LIBOR plus 3.35% (3.54% at June 30, 2015)	15,496	—
Note payable to affiliate Bunge	—	19,865
Note payable to affiliate ICM	—	6,847
Other	4,888	212
	45,884	56,924
Less Current Maturities	6,494	6,052
Total Long Term Debt	$39,390	$50,872

The approximate aggregate maturities of notes payable as of June 30, are as follows:

2016	$6,494

2017	6,645

2018	6,515

2019	6,537

2020	2,058

2021 and Thereafter	17,635

Total	$45,884

Note 5:  Fair Value Measurement
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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model. Using this model, the estimated value between the issue date and June 30, 2015 increased by $0.6 million. Future unrealized gains and losses related to the change in fair value of the put option liability are included in other expense on the Statement of Operations.
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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and September 30, 2014, categorized by the level of the valuation inputs within the fair value hierarchy:

	June 30, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$72	$477	$—

Liabilities:
Derivative financial instruments	1,039	—	—
Put option liability	—	—	5,300

	September 30, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$844	$—	$—

Liabilities:
Derivative financial instruments	—	2,707	—

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at the date of issue and during the three months ended June 30, 2015

Put option assumptions:
Expected dividend yield	—%
Risk-free interest rate	0.62%
Expected volatility	50%
Expected life (years)	2
Exercise price	$10,897
Company stock price	$6,500

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of June 30, 2015:

Balance as of September 30, 2014	$—
Put Option Issued December 17, 2014	4,700
Balance as of December 31, 2014	$4,700
Change in Value - 9 months ending June 30, 2015	600
Balance as of June 30, 2015	$5,300

Note 6:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election to terminate. The Company has incurred ethanol marketing expenses of $242 thousand and  $351 thousand during the three months ended June 30, 2015 and 2014, respectively and $788 thousand and $1.0 million during the nine months ended June 30, 2015 and 2014, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses for corn procurement were $229 thousand and $333 thousand for the three months ended June 30, 2015 and 2014, respectively and were $836 thousand and $993 thousand for the nine months ended June 30, 2015 and 2014, respectively.
Starting with the 2015 crop year, the Company is exploring using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company will contract directly with growers to produce Enogen Corn for sale to the Company.  Consistent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company will originate all Enogen Corn contracts for its facility and Bunge will assist the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company will pay Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. There were no expenses for the Services Agreement for the three and nine months ended June 30, 2015 and 2014.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. The Company has incurred distiller's grains marketing expenses of $388 thousand and $509 thousand during the three months ended June 30, 2015 and 2014, respectively and expenses of $1.0 million and $1.5 million during the nine months ended June 30, 2015 and 2014, respectively.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2015, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under this the terminated Corn Oil Agency Agreement were $0 and $63 thousand for the three months ended June 30, 2015 and 2014, respectively, and expenses were $67 thousand and $173 thousand for the nine months ended June 30, 2015 and 2014, respectively.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $0.8 million for the three months ended June 30, 2015 and 2014, net of subleases and accretion, respectively and expenses were $2.4 million and $2.5 million for the nine months ended June 30, 2015 and 2014, respectively. The Company entered into a one year sublease for 147 hoppers with Bunge that will expire September 14, 2015. The Company has subleased another 54 hopper cars to an unrelated third party, which expires March 25, 2019. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2015 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
ICM

In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company has agreed to grant ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company recorded an expense of $0.0 for the three months ended June 30, 2015 and $5.3 million for the nine months ended June 30, 2015 in conjunction with this put right under the Unit Agreement (the "Loss from debt extinguishment" and the "Change in fair value of put option liability" ). In the three months ended June 30, 2015 there was no significant change in the fair market value of the units in the Unit Agreement.
Note 7: Major Customer
The Company is party to the Ethanol and DG Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Until December 5, 2014, the Company was also a party to the Corn Oil Agency Agreement with Bunge providing for the purchase by Bunge of all corn oil produced by the Company. Revenues from Bunge were $55.8 million and $86.3 million for the three months ended June 30, 2015 and 2014, respectively and $178.6 million and $244.6 million for the nine months ended June 30, 2015 and 2014, respectively.

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

Industry Factors Affecting our Results of Operations

In comparing the three months ended June 30, 2015 to the three months ended June 30, 2014, the ethanol industry experienced diminished ethanol margins as a result of a combination of factors.

•
Ethanol prices have decreased substantially during the three months ended June 30, 2015, from the same period in the previous fiscal year. For the three months ended June 30, 2015 compared to the three months ended June 30, 2014, the average price per gallon of ethanol sold decreased 41.0%. This was due to an increased supply of ethanol and reduced prices for crude oil and gasoline prices in the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Despite these factors, the ethanol outlook for the fourth quarter of Fiscal 2015 looks positive due to multiple factors.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2015/16 ending corn stocks of 1.8 billion bushels, and forecast a 2015/16 corn supply of 13.6 billion bushels, suggesting stable corn prices through the fourth quarter of Fiscal 2015 and into the first quarter of Fiscal 2016

•	Gasoline demand continues to increase over 2014 levels

•
Lower corn prices and ethanol sales prices during the three and nine months ended June 30, 2015 resulted in a Gross Margin of $7.7 million and $19.1 million in the three months ended June 30, 2015 and 2014, and $23.5 million and $55.4 million for the nine months ended June 30, 2015 and 2014.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$58,235	100.0%	$88,158	100.0%
Cost of Good Sold
Material Costs	36,455	62.6%	51,624	58.6%
Variable Production Expense	7,668	13.2%	10,294	11.7%
Fixed Production Expense	6,363	10.9%	7,128	8.1%
Gross Margin	7,749	13.3%	19,112	21.6%
General and Administrative Expenses	1,256	2.2%	1,344	1.5%
Interest Expense and Other Income, net	402	0.7%	2,080	2.4%
Loss from debt extinguishment	—	—%	10,128	11.5%
Net Income	$6,091	10.5%	$5,560	6.2%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2015 and 2014.

	Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$186,243	100.0%	$251,315	100.0%
Cost of Good Sold
Material Costs	115,651	62.1%	147,638	58.7%
Variable Production Expense	26,302	14.1%	30,083	12.0%
Fixed Production Expense	20,822	11.2%	18,147	7.2%
Gross Margin	23,468	12.6%	55,447	22.1%
General and Administrative Expenses	3,771	2.0%	3,701	1.5%
Interest Expense and Other Income, net	1,388	0.7%	6,049	2.4%
Loss from debt extinguishment	4,700	2.5%	10,128	4.0%
Change in fair value of put option liability	600	0.3%	—	—%
Net Income	$13,009	7.0%	$35,569	14.2%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues.The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and distillers grains. The decrease in revenue from the three months ended June 30, 2015 compared to 2014 was due to the average price per gallon of ethanol decreasing by approximately 41.0%, a decrease in the average price per ton of distillers grains of approximately 19.2%, but was slightly offset by a 4.6% increase in gallons of ethanol sold during the three months ended June 30, 2015 over the three months ended June 30, 2014. Corn oil revenue decreased 18.8% in the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

The decrease in revenue from the nine months ended June 30, 2015 compared to 2014 was due to the average price per gallon of ethanol decreasing by approximately 27.8%, a decrease in the average price per ton of distillers grains of approximately 32.1%, and corn oil revenue decreased 9.5% in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014, these were partially offset by a 3.7% increase in gallons of ethanol sold.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$42,341	72.7%	$68,367	77.6%
Distiller's Grains	13,229	22.7%	16,580	18.8%
Corn Oil	2,324	4.0%	2,864	3.2%
Other	341	0.6%	347	0.4%

	Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$144,000	77.3%	$193,221	76.9%
Distiller's Grains	34,479	18.5%	49,496	19.7%
Corn Oil	6,885	3.7%	7,609	3.0%
Other	879	0.5%	989	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 86.7% and 78.4% for the three months ended June 30, 2015 and 2014, respectively and 87.4% and 77.9% for the nine months ended June 30, 2015 and 2014, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 22.5% in the three months ended June 30, 2015 from 2014, respectively and decreased 20.4% in the nine months ended June 30, 2015 from 2014, respectively. The amount of bushels of corn used in ethanol sold increased by 4.2% in the three months ended June 30, 2015 from 2014 and increased 0.8% in the nine months ended June 30, 2015 from 2014.  Our average steam and natural gas energy cost decreased 37.8% per MMBTU comparing the three months ended June 30, 2015 to 2014, respectively and decreased 18.7% per MMBTU comparing the nine months ended June 30, 2015 to 2014.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an decrease of $0.8 million in our cost of goods sold for the three months ended June 30, 2015, compared to an increase of $3.2 million in our cost of goods sold for the three months ended June 30, 2014. In the nine months ended June 30, 2015 the realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a decrease of $2.6 million in our cost of goods sold compared to an increase of $5.5 million in cost of goods sold for the nine months ended June 30, 2014. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a decrease when comparing the three months ended June 30, 2015 to the three months ended June 30, 2014 due to lower energy costs.  Fixed production expenses decreased when comparing the three months ended June 30, 2015 to three months ended June 30, 2014 due to the annual shutdown being moved from April, 2014 to March, 2015. Variable production expenses showed a decrease when comparing the nine months ended June 30, 2015 to the nine months ended June 30, 2014 due to lower energy costs.  Fixed production expenses increased when comparing the nine months ended June 30, 2015 to nine months ended June 30, 2014 primarily due to higher maintenance expenses.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2015 decreased 6.5% compared to the three months ended June 30, 2014 and for the nine months ended June 30, 2015 increased 1.9% compared to the nine months ended June 30, 2014. The increase during the nine-month period was due primarily to legal and other outside expenses related to the numerous 'capital projects' (new senior debt, subordinated debt payoff, new agreements with ICM and Bunge) during the last two quarters of Fiscal 2014 and the first quarter of Fiscal 2015. This third quarter of Fiscal 2015 had no significant projects.
Other Expense

Our other expenses were approximately $0.4 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and were approximately 0.7% and 2.4% of our revenues for the three months ended June 30, 2015 and 2014, respectively. Also, our other expenses were approximately $1.4 million and $6.0 million for the nine months ended June 30, 2015 and 2014, respectively, and were approximately 0.7% and 2.4% of our revenues for the nine months ended June 30, 2015 and 2014, respectively. This decrease was due to the interest expense for the three months ended June 30, 2015 compared to 2014 decreasing $1.6 million and decreasing $4.4 million for the nine months ended June 30, 2015 from 2014 as a result of repaying approximately $27 million of subordinated debt on June 22, 2014 with a 1.25% reduction in interest rate on the remaining balances and repaying the remaining approximately $26 million of subordinated debt on December 22, 2014. The interest expense was also reduced due to the interest rate on senior debt decreasing from 6.0% to 3.51% starting with the refinance closing on June 23, 2014.
Loss from debt extinguishment and change in fair value of put option liability

Our $4.7 million Loss from debt extinguishment and $600 thousand change in fair market value of the put option liability relates to the Unit Agreement with ICM, entered into during December, 2014, This is a non-cash charge, and is re-evaluated quarterly for significant changes in value. There was no change in the value for the three months ending June 30, 2015. The $10.1 million Loss from debt extinguishment recognized in June, 2014, related to the payment of existing subordinated debt and the issuance of new subordinated debt.

Selected Financial Data
Modified EBITDA is defined as net income plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging losses (gains) and the Loss from debt extinguishment.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

EBITDA
Net Income	$6,091	$5,560	$13,009	$35,569
Interest Expense, Net	407	2,090	1,525	6,078
Depreciation	2,851	2,874	8,624	8,601
EBITDA	9,349	10,524	23,158	50,248

Unrealized Hedging (Gain) Loss	39	3,320	(1,373)	2,737
Loss from debt extinguishment	—	10,128	4,700	10,128
Change in fair value of put option liability	—	—	600	—

Modified EBITDA	$9,388	$23,972	$27,085	$63,113

Modified EBITDA per unit - basic	$704.43	$1,815.37	$2,032.34	$4,794.36

Liquidity and Capital Resources
In June 2014, the Company announced the completion of a $66.0 million FCSA Credit Facility with FCSA and CoBank. The proceeds were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The FCSA Credit Facility provided the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the FCSA Credit Facility is LIBOR plus 3.35%, which is a significantly lower interest rate than under the prior credit facility.
As of June 30, 2015, we had a cash balance of $3.0 million, $20.5 million available under the Revolving Term Loan and working capital of $14.0 million. As of June 30, 2014, we had a cash balance of $3.5 million, $26.0 million available under the Revolving Term Loan and working capital of $11.8 million.

During the fourth quarter of Fiscal 2015, we estimate that we will require approximately $44.8 million for our primary input of corn and $4.1 million for our energy sources of electricity, steam, and natural gas. We currently have $20.5 million available under our Revolving Term Loan for working capital needs. We cannot estimate the availability of funds for hedging in the future.
Management expects to have sufficient cash available to fund operations for the next twelve months generated by cash from our continuing operations and available cash under our revolving term loan.

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
Other parties to the litigation are currently pursuing additional counterclaims and defenses against GS
Cleantech, seeking to prove inequitable conduct on the part of GS Cleantech in connection with the issuance of its patents, as an additional ground for unenforceability of the patents. A trial on inequitable conduct is currently scheduled for October, 2015.
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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors disclosed in Item IA of our Form 10-K for the fiscal year ended September 30, 2014, other than as provided below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Decreasing oil and gasoline prices resulting in ethanol trading at a premium to gasoline could negatively impact our ability to operate profitably.

Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the Renewable Fuel Standard. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. Any extended period where oil and gasoline prices remain lower than ethanol prices for a significant period of time could have a material adverse effect on our business, results of operation and financial condition which could decrease the value of our units.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 12, 2015	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	August 12, 2015	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer