Form 10-K
period 2015-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2015-12-02
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2015, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $58,454,500.
As of September 30, 2015, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

PART I
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”)contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in federal mandates relating to the blending of ethanol with gasoline;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants; and

•	Volatile commodity and financial markets.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Risk Factors.” Other risks and uncertainties are disclosed in our prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this Form 10-K are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
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
Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa, south of Council Bluffs. It is near two major interstate highways, I29 and I80, within a mile of the Missouri River and has access to five major rail carriers. This location is in close proximity to a significant amount of corn and has convenient product market access. The Facility receives corn and chemical deliveries primarily by truck and is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River.  Additionally, in close proximity to the Facility’s primary energy source (steam), there are two natural gas providers available, both with infrastructure immediately accessible to the Facility.
Financial Information
Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities, and “Item 8 – Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Rail Access
We own a six mile loop railroad track for rail service to our Facility, which accommodates several unit trains.  We are party to an Industrial Track Agreement with CBEC Railway, Inc. (the “Track Agreement “), which governs our use of the loop railroad and requires, among other things, that we maintain the loop track.
We are a party to an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a significant equity holder, for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, we leased railcars for terms lasting 120 months and continuing on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge or third parties from time to time when the cars are not in use in our operations. We work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. During Fiscal Year 2015, we subleased 147 hopper cars back to Bunge and 54 hopper cars to a third party.
Employees
We had 59 full time employees, as of September 30, 2015.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
Principal Products
The principal products we produce are ethanol, distillers grains, corn oil, and carbon dioxide ("CO2").
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
We produced 122.9 million and 119.6 million gallons of ethanol for the fiscal years ended September 30, 2015 ("Fiscal 2015") and September 30, 2014 (“Fiscal 2014”), respectively, and approximately 76.7% and 76.8% of our revenue was derived from the sale of ethanol in Fiscal 2015 and 2014, respectively.
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

In Fiscal 2015, we sold 2.0% more distillers grains compared to Fiscal 2014. Approximately 19.0% and 19.6% of our revenue was derived from the sale of distillers grains in Fiscal 2015 and 2014, respectively.
Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 3.5% more corn oil in Fiscal 2015 than in Fiscal 2014, with approximately 3.8% and 3.2% of our revenue generated from corn oil sales, respectively.
Carbon Dioxide
In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. ("EPCO") under which we agreed to supply, and EPCO agreed to purchase, a portion of raw CO2 gas produced by our Facility. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted EPCO a non-exclusive right of entry and license to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site near our Facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the EPCO Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then current term.

EPCO pays us a base price per ton, which acts as a floor price, EPCO will pay us an additional amount based on EPCO profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which EPCO agrees to pay us for a minimum number of tons each year. CO2 was 0.2% and less than 0.1% of our revenue generated in Fiscal 2015 and Fiscal 2014, respectively.

Principal Product Markets
As described below in “Distribution Methods,” we market and distribute all of our ethanol and distillers grains through Bunge.  Our ethanol, distillers grains and corn oil are primarily sold in the domestic market; however, as markets allow, our products can be, and have been, sold in the export markets. We expect Bunge to explore all markets for our ethanol and distillers grains, including export markets, and believe that there is some potential for increased international sales of our products. However, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.
Over the past fiscal year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States and Brazil in second. India, the Philippines, South Korea and the United Arab Emirates have also been top destinations. However, ethanol export demand is more unpredictable than domestic demand and tends to fluctuate throughout the year as it is subject to monetary and political forces in other nations. An example of this, the recent imposition of a tax on imported ethanol by Brazil has created uncertainty as to the viability of that market for ethanol produced in the United States and may require United States producers to seek out other markets for their products. In addition, a strong U.S. Dollar is another example of a force that may negatively impact ethanol exports from the United States.

As distillers grains become more accepted as an animal feed throughout the world, distillers grains exporting may increase. The United States ethanol industry exported a significant amount of distillers grains to China and Mexico during Fiscal 2015 with South Korea and Vietnam also receiving notable amounts; however, exports of distillers grains weakened towards the end of Fiscal 2015. A new registration requirement for Chinese importers of distillers grains which went into effect on September 1, 2015 and other uncertainties over trade with China may result in a further decline in demand for distillers grains requiring United States producers to seek out alternatives markets.
We sell carbon dioxide to EPCO and we market and distribute all of the corn oil we produce directly to end users in the domestic market.

Distribution Methods
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
The initial term of the DG Agreement runs until December 31, 2019, and will automatically renew for additional five year terms unless one party provides the other party with notice of election to not renew 180 days or more prior to expiration.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company. Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum and maximum amount. Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other access charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2014, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008.  We now market and distribute all of the corn oil we produce directly to end users within the domestic market.
Raw Materials
Corn Requirements    The principal raw material necessary to produce ethanol, distillers grain and corn oil is corn. We are significantly dependent on the availability and price of corn which are affected by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, we cannot predict the future price of corn. Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol although we do see increases in the prices our distillers grain during times of higher corn prices. However, given that ethanol sales comprise over a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact of our profitability during periods of high corn prices.
On November 10, 2015, the United States Department of Agriculture (the “USDA”) released a report estimating the 2015/2016 corn crop at 13.6 billion bushels with yields averaging 169.3 bushels per acre. These projections are slightly lower than the 2014/2015 estimates which represented record corn yield and production in the United States. The USDA also forecasted the area harvested for corn at 80.7 million acres which is slightly less than the 83.1 million acres harvested in the USDA report for 2014/2015.
Our management expects that corn prices will continue to remain lower through the first two quarters of our fiscal year ended September 30, 2016 (“Fiscal 2016”) as a result of the high levels of production and yield forecasted by the USDA. However, if corn prices rise again, it will have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the rising corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

    Our Facility needs approximately 44.1 million bushels of corn annually, to produce 125 million gallons or approximately 121,000 bushels per day.  During Fiscal 2015 we purchased 0.2% less corn compared to Fiscal 2014, which was obtained entirely from local markets.  The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “Agency Agreement”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate.
Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 24,000 BTUs of energy are required to produce a gallon of ethanol.  It is our goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDGS as compared to DDGS.
Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam. However historically we have changed between steam and natural gas depending on energy costs and other factors.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  Effective in January 2013, we amended the Steam Contract to link our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. Effective in August 2015 we amended the Steam Contract to extend the term until November 2024. Based on the recent amendments to our Steam Contract, we expect steam will continue to constitute our principal source of energy in the future subject to interruptions in supply or service experienced by MidAm. During Fiscal 2015 we purchased approximately 28.4% less steam compared to Fiscal 2014, due to the steam line being damaged in a storm and was under repair until April 21, 2015.
Natural Gas

Although steam is considered our primary energy source, natural gas accounted for approximately 70.3% of our energy usage in Fiscal 2015 due to the steam line being under repair until April 21, 2015. We have installed two natural gas boilers for use when our steam service is temporarily unavailable. Natural gas is also needed for incidental purposes.  We have entered into a natural gas supply agreement with Encore Energy for our long term natural gas needs.  During Fiscal 2015 we purchased approximately 17.5% more natural gas compared to Fiscal 2014 due to the steam line outage described above.
Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2015 we used approximately 5.1% more electricity compared to Fiscal 2014, from MidAmerican Energy.

Water

We require a supply of water typical for the industry, for our corn to ethanol process.  Our primary water source comes from the underground Missouri River aquifer via our three onsite wells. The majority of the water used in an ethanol plant is recycled back into the plant.  All our ground water is treated through our onsite water oxidation system.  This filtered water is used throughout our process.  We do treat (polish) some of this filtered water for boiler and cooling tower make-up with our Reverse Osmosis (RO) system to minimize any elements that will harm the boiler and steam systems.  We send some of our non-process (corn) contact water back to the Missouri River, including our Cooling Tower and Green Sand filtered backwash waters.  The makeup water requirements for the cooling tower are primarily a result of evaporation and cooling.  We also evaporate much of our water through our dryer system for dried corn distillers grains.  The rest of our process water is recycled back into the plant, which minimizes any waste of our water supply.
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
Dependence on One or a Few Major Customers
As discussed above, we have marketing and agency agreements with Bunge, for the purpose of marketing and distributing our principal products.  We rely on Bunge for the sale and distribution of the majority of our products.  Currently,  we do not have the ability to market our ethanol and distillers grains internally should Bunge be unable or refuse to market these products at acceptable prices.  However, we anticipate that we would be able to very quickly secure competitive marketers should we need to replace Bunge for any reason.
Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other plants.  According to Ethanol Producer Magazine, there were 216 ethanol plants in the United States capable of producing 15.5 billion gallons as of October 21, 2015. The top five producers account for approximately 40% of production.  We are in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than we have. We may be at a competitive disadvantage compared to the oil companies and our larger competitors who are capable of producing a significantly greater amount of ethanol, have multiple ethanol plants that may help them achieve certain efficiencies and other benefits that we cannot achieve with one ethanol plant or are able to operate at times when it is unprofitable for us to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities. These large producers may also be able to realize economies of scale which we are unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us.

Foreign Ethanol Competitors

We also face competition from foreign producers of ethanol and such competition may increase significantly in the future. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities. Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Several large companies produce ethanol in Brazil, including affiliates of Bunge which, according to the Biofuels Digest, are some of the largest ethanol producers in Brazil. In 2014, 14.4 billion gallons of conventional biofuels blending was mandated by the Renewable Fuel Standard, or RFS2, when U.S. ethanol production was 14.3 billion gallons. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS2 requirement to blend 2.0 billion gallons of advanced biofuels.
Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, has significantly reduced U.S. ethanol imports from Brazil. Energy Information Administration (“EIA”) data shows ethanol imports from Brazil fell to 675 thousand barrels in the first eight months of calendar 2015 from 1,018 thousand barrels in the first eight months of calendar 2014.
Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of September, 2015, Iowa had 42 ethanol refineries in production, with a combined nameplate capacity to produce 3.82 billion gallons of ethanol.  The Nebraska Energy Office reports that as of September 2015, there are currently 25 existing ethanol plants in Nebraska with a combined ethanol nameplate production capacity of approximately 1.98 billion gallons.

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
Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2015 (the “RFA 2015 Outlook”), ethanol plants produced more than 39 million metric tons of distillers grains and other animal feed in 2014.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2015 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine and poultry markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.

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
Principal Supply & Demand Factors
Ethanol

Ethanol prices stayed low during Fiscal 2015, partially in response to lower corn and oil prices, and the large supply of corn and oil.  The increased production of ethanol within the United States also impacted ethanol prices during Fiscal 2015. The increase in ethanol production resulted from the domestic producers responding to the consistently low corn prices during Fiscal 2015.
Management currently expects ethanol prices will continue to adjust to the supply and demand factors of ethanol and oil and will generally fluctuate with, but not be directly correlated to, the price of corn.
Management believes the industry will need to grow both retail product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term. According to Ethanol Producer Magazine, there were 216 ethanol plants in the United States capable of producing 15.5 billion gallons as of October 21, 2015. The top five producers account for approximately 40% of production.
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
The overall demand for transportation fuel also impacts the demand for ethanol. The demand for transportation fuel peaked in 2007, dropped dramatically during the recession, and has now stabilized, even increasing slightly. According to EIA data, there is a demand for approximately 147 billion gallons of total gasoline demand in the United States in 2015. The fuel efficiency of vehicles and the total number of miles traveled by consumers affects the overall demand for transportation fuel and thus also impacts the demand for ethanol. Market acceptance of E15 and E85, both of which are discussed below, may help to partially offset the decrease in the demand for transportation fuel experienced since 2007 and will be required in order for ethanol to achieve any significant growth in market demand.
Distillers Grains

Distillers grains compete with other protein-based animal feed products. In North America, over 80% of distillers grains are used in ruminant animal diets, and are also fed to poultry and swine.  Every bushel of corn used in the dry grind ethanol process yields approximately 15 pounds of dry matter distillers grains, which is an excellent source of energy and protein for livestock and poultry.  The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.
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
Competition for Supply of Corn

During crop year 2015, acres planted to corn were slightly less than crop year 2014's record high numbers, but the yields were higher than normal, projecting near record levels according to the November 10, 2015 USDA Crop Report. Prices for corn are expected to stay low with the USDA forecast on November 10, 2015 for corn at 13.7 billion bushels which is down 4% from the record crop year 2014.
Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to Iowa Renewable Fuels Association, as of September, 2015, there were 42 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The existence and development of other ethanol plants, if any, particularly those in close proximity to our Facility, may increase the demand for corn which may result in even higher costs for supplies of corn.
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2014/2015, 5.2 billion bushels of U.S. corn were used in ethanol production, with 6.6 billion bushels being used in food and other industrial uses, and 1.9 billion bushels used for export.  As of September 15, 2015, the USDA has forecast the amount of corn to be used for ethanol production during the current marketing year (2014-15) at 5.2 billion bushels approximately the same as the prior year.
Federal Ethanol Support and Governmental Regulations

RFS and Related Federal Legislation

The ethanol industry is dependent on several economic incentives to produce ethanol, including ethanol use mandates. One significant federal ethanol support is the Federal Renewable Fuels Standard (the “RFS”) which has been and will continue to be a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.
On February 3, 2010, the EPA implemented new regulations governing the RFS which are referred to as “RFS2.” The RFS2 requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. On May 29, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations (“EPA Proposed Rule”) which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. The public comment period on the proposed rules was open through July 27, 2015. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “EPA Final Rule”). The following chart sets forth the statutory volumes, the EPA Proposed Rule volumes for 2014, 2015 and 2016 (in billion gallons) and the EPA Final Rule volumes for 2014, 2015 and 2016 (in billion gallons) are as follows:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	EPA Proposed Rule	15.93	13.25
	EPA Final Rule	16.28	13.61
2015	Statutory	20.50	15.00
	EPA Proposed Rule	16.30	13.40
	EPA Final Rule	16.93	14.05
2016	Statutory	22.25	15.00
	EPA Proposed Rule	17.40	14.00
	EPA Final Rule	18.11	14.50

Although the EPA Final Rule increased the volume requirements over the requirements proposed in the EPA Proposed Rule, the final volume requirements are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact our financial performance.
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

Due primarily in response to the drought conditions experienced in 2012, claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than 10% ethanol blends, or the blend wall, and other industry factors, new legislation aimed at reducing or eliminating renewable fuel use required by RFS2 has been introduced. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targets the repeal of the renewable fuel program of the EPA. Also introduced in April 2013, the RFS Reform Bill would prohibit more than ten percent (10%) ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills failed to make it out of congressional committee and were not enacted into law. The enactment of these bills, or similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and our business operations.

On April 17, 2015, the U.S. Department of Transportation, or DOT, announced rail safety changes for transportation of ethanol and other liquids. Effective immediately, transportation of Class 3 flammable liquids, such as ethanol, are subject to new safety advisories, notices and an emergency order issued by the DOT, Federal Railroad Administration and Pipeline and Hazardous Materials Safety Administration. The emergency order limits trains to a maximum authorized operating speed limit when passing through highly populated areas and carrying large amounts of ethanol or other Class 3 flammable liquids.

On May 1, 2015, the DOT, in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117 tank car and establishes a schedule beginning in May 2017 to retrofit or replace older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers have until May 1, 2023, to phase out or upgrade older DOT111 tank cars servicing ethanol. Shippers have until July 1, 2023, to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025, to retrofit or replace jacketed CPC-1232 tank cars, transporting ethanol in the U.S. and Canada. The rule also establishes new braking standards intended to reduce the severity of accidents and “pile-up effect.” New operational protocols are also applicable, which include reduced speed, routing requirements and local government notifications. In addition, companies that transport hazardous materials must develop more accurate classification protocols.

On September 10, 2015, the Food & Drug Administration announced that the “Preventive Controls for Human Food” rule and “Preventive Controls for Animal Food” rules are now final. While we are still reviewing these rules, we believe the supply chain management and audit requirements contained in these rules may require many additional human resources to comply with the rules.

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2019.
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 14 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The US Department of Energy reports that there were 2,676 retail gasoline stations supplying E85 as of September, 2015.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
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
E15

E15 is a blend of gasoline and up to 15% ethanol.   The EPA has completed its evaluation of the health effects tests of E15 and on February 17, 2012, they announced that fuel manufacturers are now able to register E15 with the EPA for sale. In April 2012, a group of ethanol industry members funded a national fuel survey on E15 to meet one of the final requirements of the EPA prior to introducing E15 into the marketplace. In June 2012, the EPA gave final approval for the sale and use of E15 ethanol blends in light duty vehicles made since 2001, representing nearly two-thirds of all vehicles on the road. In July 2012, the first retail sales of E15 ethanol blends in the U.S. occurred. According to the EPA, as of October 22, 2015, there were 157 gas stations in 21 states offering E15 to consumers.
In May 2015, the USDA announced that the agency will invest up to $100 million in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program will provide competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market.
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
Separately, the California Air Resources Board ("CARB") has adopted a Low Carbon Fuel Standard (the "LCFS") requiring a 10% reduction in GHG emissions from transportation fuels by 2020 using a lifecycle GHG emissions calculation. On December 29, 2011, a federal district court in California ruled that the California LCFS was unconstitutional which halted implementation of the California LCFS. CARB appealed this court ruling and on September 18, 2013, the federal appellate court reversed the federal district court finding the LCFS constitutional and remanding the case back to federal district court to determine whether the LCFS imposes a burden on interstate commerce that is excessive in light of the local benefits. On June 30, 2014, the United States Supreme Court declined to hear the appeal of the federal appellate court ruling and CARB recently re-adopted the LCFS with some slight modifications. The LCFS could have a negative impact on the overall market demand for corn-based ethanol and result in decreased ethanol prices.
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
We have obtained all of the necessary permits to operate the plant. Although we have been successful in obtaining all of the permits currently required, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources in complying with such regulations.
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

There is not an active trading market for our membership units. To maintain our partnership tax status, our units may not be publicly traded.  Within applicable tax regulations, we utilize a qualified matching service (“QMS”) to provide a limited market to our members, but we have not and will not apply for listing of the units on any stock exchange.  Finally, applicable securities laws may also restrict the transfer of our units.  As a result, while a limited market for our units may develop through the QMS, members may not sell units readily, and use of the QMS is subject to a variety of conditions and limitations.  The transfer of our units is also restricted by our Fourth Amended and Restated Operating Agreement dated March 21, 2015 (the “Operating Agreement”) unless the Board of Directors (the “Board” or “Board of Directors”) approves such a transfer. Furthermore, the Board will not approve transfer requests which would cause the Company to be characterized as a publicly traded partnership under the regulations adopted under the Internal Revenue Code of 1986, as amended (the “Code”).  The value of our units will likely be lower because they are illiquid. Members are required to bear the economic risks associated with an investment in us for an indefinite period of time.
Our current debt level could have an adverse impact on our financial condition and results of operations.

Although we have significantly reduced our level of debt, the level of our indebtedness, under our Senior Credit Agreement (the “Credit Agreement”) with CoBank, ACB and Farm Credit Services of America, FLCA., could still have significant consequences to our members, including the following:

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

•
limiting the flexibility in planning for, or reacting to, changes in the business and industry in which we operate including, among other things, making capital improvements and selling or purchasing assets or engaging in transactions we deem to be appropriate and in our best interest;

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

Our ability to repay current and anticipated future indebtedness will depend on our financial and operating performance and on the successful implementation of our business strategies. Our financial and operational performance will depend on numerous factors including prevailing economic conditions, volatile commodity prices, and financial, business and other factors beyond our control. If we are unable to service our debt, we may be forced to reduce or delay capital expenditures, sell assets, restructure our indebtedness or seek additional capital. If we are unable to restructure our indebtedness or raise funds through sales of assets, equity or otherwise, our ability to operate could be harmed and the value of our units could be significantly reduced. If we default under the terms of our debt because we are unable to service our debt, our current lenders (or any subsequent lenders) could make the entire outstanding debt immediately due and payable. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. These events could have a material adverse effect on our financial condition and could cause us to cease operations.

Our current indebtedness require us to comply with certain restrictive loan covenants which may limit our ability to operate our business.

Under the terms of our Credit Agreement, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaultsand bankruptcy defaults).  The Credit Agreement also contains financial covenants including a minimum working capital amount, minimum local net worth (as defined) and a minimum debt service coverage ratio.

We have received waivers from our lenders in the past for failure to meet certain financial covenants; however, we can provide no assurance that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our loan agreements to prevent a default.

A breach of any of these covenants or requirements could result in a default under our Credit Agreement. If we default under our Credit Agreement and we are unable to cure the default or obtain a waiver, we will not be able to access the credit available under our Credit Agreement and there can be no assurance that we would be able to obtain alternative financing. Our Credit Agreement also includes customary default provisions that entitle our lenders to take various actions in the event of a default, including, but not limited to, demanding payment for all amounts outstanding. If this occurs, we may not be able to repay such indebtedness or borrow sufficient funds to refinance. Even if new financing is available, it may not be on terms that are acceptable to us. No assurance can be given that our future operating results will be sufficient to achieve compliance with the covenants and requirements of our Credit Agreement.

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

Declines in the price of ethanol or distiller's grain would significantly reduce our revenues.

The sales prices of ethanol and distiller's grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller's grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller's grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller's grains to continue to be volatile in our 2016 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller's grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

Our business is not diversified.

Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distiller's grains, corn oil and carbon dioxide. If economic or political factors adversely affect the market for ethanol, distiller's grains, corn oil or carbon dioxide, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

We are dependent on MidAm for our steam supply and any failure by it may result in a decrease in our profits or our inability to operate.

Under the Steam Contract, MidAm provides us with steam to operate our Facility until November 30, 2024.  We expect to face periodic interruptions in our steam supply under the Steam Contract.  For this reason, we installed boilers at the Facility to provide a backup natural gas energy source.  We also have entered into a natural gas supply agreement with Encore Energy for our long term natural gas needs, but this does not assure availability at all times.  In addition, our current environmental permits limit the annual amount of natural gas that we may use in operating our gas-fired boiler.
As with natural gas and other energy sources, our steam supply can be subject to immediate interruption by weather, strikes, transportation, and production problems that can cause supply interruptions or shortages.  While we anticipate utilizing natural gas as a temporary heat source in the event of MidAm’s plant outages, an extended interruption in the supply of both steam and natural gas backup could cause us to halt or discontinue our production of ethanol, which would damage our ability to generate revenues.
Any site near a major waterway system presents potential for flooding risk.

While our site is located in an area designated as above the 100-year flood plain, it does exist within an area at risk of a "500-year flood".  Even though our site is protected by levee systems, its existence next to a major river and major creeks present a risk that flooding could occur at some point in the future.  During the last half of our fiscal year ended September 30, 2011, the Missouri River experienced significant flooding, as a result of unprecedented amounts of rain and snow in the Missouri River basin.  This produced a sustained flood lasting many weeks at a "500-year flood" level (a level which has a 0.2 percent chance of occurring).  While there were levee failures elsewhere, the levees held around our facility.  We did experience minimal rail disruption due to flooding in the surrounding areas to the north and south of the Facility, but our operations were not significantly impacted.
                We have procured flood insurance as a means of risk mitigation; however, there is a chance that such insurance will not cover certain costs in excess of our insurance associated with flood damage or loss of income during a flood period.  Our current insurance may not be adequate to cover the losses that could be incurred in a flood of a 500-year magnitude.
                During a portion of Fiscal 2015, our steam service was not available because of water damage to the creek bank and support structures for our steam line.  Our insurance has paid for the costs of returning our steam line to service.  During the steam line outage, we have operated using our natural gas boilers.  Given gas prices during this period, the steam line outage has not affected our profitability.  The steam line returned to service April 21, 2015     We may experience delays or disruption in the operation of our rail line and loop track, which may lead to decreased revenues.

We have entered into the Track Agreement to service our track and railroad cars.  There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the ethanol and distillers grains we produce.  Due to increased rail traffic nationally because of shipments of crude oil, rail shipment delays have been experienced from time to time, especially during severe winter conditions. If we cannot operate our plant at full capacity, we may experience decreased revenues which may affect the profitability of the Facility.
We may have conflicting financial interests with Bunge and ICM that could cause them to put their financial interests ahead of ours.

ICM and Bunge appoint three of our directors and have been, and are expected to be, involved in substantially all material aspects of our financing and operations and we have entered into a number of material commercial arrangements with Bunge, as described elsewhere in this report.
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
Tank cars used to transport crude oil and ethanol may need to be retrofitted or replaced to meet proposed new rail safety regulations.

The U.S. ethanol industry has long relied on railroads to deliver its product to market. We have leased approximately 325 ethanol cars and 300 hopper cars. These leased cars may need to be retrofitted or replaced if new regulations proposed by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government has also proposed that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Adoption of the proposed regulations, which could result in upgrades or replacements of our tank cars, would likely have an adverse effect on our operations as lease costs for tank cars would likely increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
    We are increasingly dependent on information technology; Disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.
            Information technology is critically important to our business operations. We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic and financial information, to manage a variety of business processes and activities, including production, manufacturing, financial, logistics, sales, marketing and administrative functions. We depend on our information technology infrastructure to communicate internally and externally with employees, customers, suppliers and others. We also use information technology networks and systems to comply with regulatory, legal and tax requirements. These information technology systems, many of which are managed by third parties or used in connection with shared service centers, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or other cybersecurity risks, telecommunication failures, user errors, natural disasters, terrorist attacks or other catastrophic events. If any of our significant information technology systems suffer severe damage, disruption or shutdown, and our disaster recovery and business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results.
            In addition, if we are unable to prevent physical and electronic break-ins, cyber-attacks and other information security breaches, we may encounter significant disruptions in our operations including our production and manufacturing processes, which can cause us to suffer financial and reputational damage, be subject to litigation or incur remediation costs or penalties. Any such disruption could materially and adversely impact our reputation, business, financial condition and results of operations.
Such breaches may also result in the unauthorized disclosure of confidential information belonging to us or to our partners, customers, suppliers or employees which could further harm our reputation or cause us to suffer financial losses or be subject to litigation or other costs or penalties. The mishandling or inappropriate disclosure of non-public sensitive or protected information could lead to the loss of intellectual property, negatively impact planned corporate transactions or damage our reputation and brand image. Misuse, leakage or falsification of legally protected information could also result in a violation of data privacy laws and regulations and have a negative impact on our reputation, business, financial condition and results of operations.
Risks Associated With the Ethanol Industry

On November 30, 2015 the EPA released its final renewable volume obligations for corn-based ethanol under the RFS2 which is lower than the statutory requirements which has had, and will continue to have, a negative impact on the market price of, and demand for, ethanol.

On November 30, 2015, the EPA released its final renewable volume obligations under the RFS2 for 2014, 2015 and 2016. Although the obligations increased over those initially proposed by the EPA in May 2015, the renewable volume obligation

s for conventional biofuels, including the corn-based ethanol we produce, are significantly lower than the statutory standard set in the RFS2. The RFS2 requires the use of 14.40 billion gallons of conventional (corn-based) biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Pursuant to the EPA proposal, the requirement for conventional (corn-based) biofuels in 2014 is 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in 2016. This is a substantial reduction in each of these years compared to the original statutory requirements of the RFS2. Further, due to the lower price of gasoline, we do not anticipate that renewable fuels blenders will use more ethanol than is required by the RFS2 which may result in a significant decrease in ethanol demand. This departure by the EPA from the statutory requirements in the RFS2 is expected to have a negative impact on ethanol prices and demand in 2015 and 2016 and potentially beyond and is expected to result in reduced operating margins in the future. This reduction in ethanol demand could have a material negative impact on our operating performance and financial condition.

The ethanol industry is an industry that is changing rapidly which can result in unexpected developments that could negatively impact our operations and the value of our units.

The ethanol industry has grown significantly in the last decade. This rapid growth has resulted in significant shifts in supply and demand of ethanol over a very short period of time. As a result, past performance by the ethanol plant or the ethanol industry generally might not be indicative of future performance. We may experience a rapid shift in the economic conditions in the ethanol industry which may make it difficult to operate the ethanol plant profitably. If changes occur in the ethanol industry that make it difficult for us to operate the ethanol plant profitably, it could result in a reduction in the value of our units.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted.

The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. If exports of ethanol to Europe decrease as a result, it could negatively impact the market price of ethanol in the United States. Any decrease in ethanol prices or demand may negatively impact our ability to profitably operate the ethanol plant.

If distillers grains exports to China were to be reduced, this could have a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability.

China, the largest buyer of distillers grains in the world, announced in June 2014 that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distillers grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the market to China was successfully reopened in December 2014, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015. This new requirement along with other uncertainties with China may create trade barriers resulting in a decline in demand from this top exporter. If export demand of distillers grains is significantly reduced as a result, the price of distillers grains in the U.S. would likely continue to decline which would have a negative effect on our revenue and could impact our ability to profitably operate which could in turn reduce the value of our units.

Continued price volatility and fluctuations in the price of corn may adversely impact our operating results and profitability.

Our operating results and financial condition are significantly affected by the price and supply of corn.  Because ethanol competes with non-corn derived fuels, we generally are unable to readily pass along increases in corn costs to our customers. At certain levels, corn prices may make the production of ethanol uneconomical.  There is significant price pressure on local corn markets caused by nearby ethanol plants, livestock industries and other corn consuming enterprises.
Additionally, local corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather, including but not limited to drought.
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
Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and as a replacement for gasoline. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be adversely impacted if the demand for, or the price of gasoline decreased dramatically without a similar price reduction in corn.Market prices for ethanol produced in the United States are also influenced by the supply of and demand for imported ethanol. Imported ethanol is not subject to an import tariff and under RFS2 sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet the advanced biofuel standards.

Decreased prices for distillers grains could adversely affect our results of operations and our ability to operate at a profit.

Distillers grains compete with other protein-based animal feed products. The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.

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

Due to industry increases in U.S. dry mill ethanol production, the production of distillers grains in the United States has increased dramatically, and this trend may continue. This may cause distillers grains prices to fall in the United States, unless demand increases or other market sources are found. Since 2010, approximately 25% of distillers grains produced in the United States have been exported; China has been the largest importer. To date, demand for distillers grains in the United States has increased roughly in proportion to supply. We believe this is because U.S. farmers use distillers grains as a feedstock, and distillers grains are slightly less expensive than corn, for which it is a substitute. However, if prices for distillers grains in the United States fall, it may have an adverse effect on our business.

We compete with larger, better financed entities, which could negatively impact our ability to operate profitably.
There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to ours.  Large ethanol producers such as Archer Daniels Midland, Flint Hills Resources LP, Green Plains Renewable Energy, Inc., Valero Renewable Fuels and POET Biorefining, among others, are capable of producing a significantly greater amount of ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.
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

Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, at least three companies have reportedly already begun producing on a commercial scale and a handful of other companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  It may not be practical or cost-effective to convert our Facility into a plant which will use cellulose-based biomass to produce ethanol.  If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.
Depending on commodity prices, foreign producers may produce ethanol at a lower cost than we can, which may result in lower ethanol prices which would adversely affect our financial results.

We face competition from foreign ethanol producers with Brazil currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under RFS2 certain parties are obligated to meet an advanced biofuel standard and sugarcane ethanol imported from Brazil has historically been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can.

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate. The RFS2 mandate helps support a market for ethanol that might disappear without this incentive. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA has delayed the adoption of the rule on the 2014 and 2015 RFS2 standards. On November 30, 2015, the EPA released final rules which lowered the 2014, 2015 and 2016 renewable volume obligations below the statutory volume requirements. Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS2. The EPA's reduction of the volume requirements under the RFS2 set forth in the EPA's final rules combined with any further reduction to or elimination of the RFS2 requirements, could materially decrease the market price and demand for ethanol which will negatively impact our financial performance.

Additionally, under the provisions of the Energy Independent and Security Act, the EPA has the authority to waive the mandated RFS2 requirements in whole or in part. Although the EPA has not granted any waiver, we cannot guarantee that if future waiver requests are filed that the EPA will deny such requests.  Our operations could be adversely impacted if such a waiver is ever granted and any reversal or waiver in federal policy on the RFS could have a significant impact on the ethanol industry.

Due primarily in response to the to drought conditions in 2012, claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than 10% ethanol blends, or the blend wall, and other industry factors, new legislation aimed at reducing or eliminating the renewable fuel use required by RFS2 has been introduced. The Renewable Fuel Standard Elimination Act, introduced in April 2013, targets the repeal of the renewable fuel program of the EPA. Also introduced in April 2013, the RFS Reform Bill would prohibit more than 10% ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. These bills failed to make it our of congressional committee and were not enacted into law. The enactment of these bills, or similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and our business operations.

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

Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide. We are subject to regulations on emissions from the EPA and the IDNR (Iowa Department of Natural Resources). The EPA’s and IDNR’s environmental regulations are subject to change and often such changes are not favorable to industry.  Consequently, even if we have the proper permits now, we may be required to invest or spend considerable resources to comply with future environmental regulations.
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

Our Facility emits carbon dioxide as a by-product of the ethanol production process and we sell a portion of our carbon dioxide by-product to EPCO carbon Dioxide Products, Inc. pursuant to a Carbon Dioxide Purchase and Sale Agreement. The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to us concerning carbon dioxide, if Iowa or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the Facility profitably.
The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.

California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Management believes that the California LCFS and other state regulations aimed at reducing greenhouse gas emissions could impact the price of corn-based ethanol which could have an adverse impact on the market for corn-based ethanol produced in the Midwest. California represents a significant ethanol demand market. This could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

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
Item 2.   Properties.
We own the Facility site located near Council Bluffs, Iowa, which consists of three parcels totaling nearly 275 acres.  This property is encumbered under the mortgage agreement with Lenders.  We lease a building on the Facility site to an unrelated third party, and lease 45 acres on the south end of the property to an unrelated third party for farming, and grow corn for our own use on ten acres.

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

On October 23, 2014, the patents owned by GS CleanTech in the Lawsuit were found to be invalid by the SD of Indiana District Court. On January 15, 2015, the Company received a partial summary judgment finding in the Lawsuit by the SD of Indiana District Court consistent with the October 23, 2014 ruling.

Other parties to the litigation are currently pursuing additional counterclaims and defenses against GS Cleantech, seeking to prove inequitable conduct on the part of GS Cleantech in connection with the issuance of its patents, as an additional ground for unenforceability of the patents. A trial on inequitable conduct was held in October, 2015. Rulings in the inequitable conduct proceeds are not yet available.

GS CleanTech retains the right to appeal the summary judgment ruling and defendant’s cross-claims are pending. Under the Tricanter Agreement, ICM is obligated to, and has retained counsel at its expense to defend the Company in this Lawsuit. The Company is not currently able to predict the final outcome of this Lawsuit with any degree of certainty. The Company expects ICM to continue to vigorously defend the Company in further proceedings. However, in the event that damages are awarded as a result of this Lawsuit and, if ICM is unable to fully indemnify the Company for any reason, the Company could be liable for such damages. In addition, the Company may need to cease use of its current oil separation process and seek out a replacement or execute a license with GS CleanTech.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.
As of September 30, 2015, we had (i) 8,993 Series A Units issued and outstanding held by 846 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for its units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our Units.
To date, we have made distributions totaling $14,327,009 to our members; however, we cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.

Item 6.     Selected Financial Data.
The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data for the years ended September 30, 2015 and 2014 and the selected income statement data and other financial data for such years have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	September 30, 2015	September 30, 2014
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	$3,030	$9,267
Total current assets	22,543	29,959
Total assets	$154,476	$166,786
Total current liabilities	$18,093	$14,732
Total long term liabilities	35,067	51,172
Total liabilities	53,160	65,904
Total members' equity	101,316	100,882
Total liabilities and members' equity	$154,476	$166,786

	Fiscal 2015	Fiscal 2014
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	$242,117	$319,548
Cost of Goods Sold	218,263	249,859
Gross Margin	23,854	69,689
General and Administrative Expenses	4,843	4,460
(Gain) on involuntary conversion	(2,085)	—
Interest expense and other income, net	1,695	6,493
Change in fair value of put option liability	940	—
Loss on debt extinguishment	4,700	10,128
Net Income	$13,761	$48,608
Income per Unit:
Income per unit -basic	$1,032.57	$3,681.03
Income per unit -diluted	$922.33	$2,080.08

Modified EBITDA
Modified EBITDA is defined as net income plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, then adjusted for unrealized hedging losses, gain on involuntary conversion, and other non-cash credits and charges to net income.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.
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

We compensate for these limitations by relying primarily on our GAAP financial measures and by using Modified EBITDA only as supplemental information.  We believe that consideration of Modified EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our operations.  Because Modified EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, Modified EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of Modified EBITDA to net income:

	Fiscal 2015	Fiscal 2014
	Amounts	Amounts
	in 000's (except per unit)	in 000's (except per unit)

Net Income	$13,761	$48,608
Interest Expense, Net	1,914	6,697
Depreciation	11,618	11,488
EBITDA	27,293	66,793

Unrealized Hedging (gain) loss	(1,695)	1,208
Loss from debt extinguishment	4,700	10,128
Change in fair value of put option liability	940	—
(Gain) on involuntary conversion	(2,085)	—

Modified EBITDA	$29,153	$78,129

Modified EBITDA per unit - basic	$2,187.51	$5,862.46

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General Overview and Recent Developments
The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements thereto and the risk factors contained herein.

The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company operates a 125 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn syrup, and corn oil in the United States, Mexico and the Pacific Rim.

Starting with the 2015 crop year, the Company began exploring using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“Enogen Corn”) for a portion of its ethanol production needs. The Company contracts directly with growers to produce Enogen Corn for sale to the Company. Consistent with our Agency Agreement with Bunge, we also entered into a Services Agreement with Bunge regarding corn purchases (the “ Services Agreement ”). Under this agreement, we originate all Enogen Corn contracts for our Facility and Bunge will assist us with certain administrative matters related to Enogen Corn, including facilitating delivery to our Facility.

Industry Factors Affecting our Results of Operations

In comparing Fiscal 2015 to Fiscal 2014, ethanol prices decreased substantially during Fiscal 2015. For Fiscal 2015 compared to Fiscal 2014, the average price per gallon of ethanol sold decreased 26.9%. This was due to an increased supply of ethanol and reduced prices for crude oil and gasoline prices in Fiscal 2015 compared to Fiscal 2014.

However, management currently believes that despite the substantial ethanol price decreases, the ethanol outlook for the first quarter of Fiscal 2016 will be relatively flat due to the following factors.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2015/16 ending corn stocks of 1.6 billion bushels, and forecast a 2015/16 corn supply of 13.6 billion bushels, suggesting stable corn prices into the first half of Fiscal 2016.

•	Gasoline demand continues to increase over 2014 levels.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2015 and 2014.

	Fiscal 2015		Fiscal 2014
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$242,117	100.0%	$319,548	100.0%
Cost of Goods Sold
Material Costs	154,937	64.0%	186,370	58.3%
Variable Production Exp	34,721	14.3%	39,200	12.3%
Fixed Production Exp	28,605	11.8%	24,289	7.6%
Gross Margin	23,854	9.9%	69,689	21.8%
General and Administrative Expenses	4,843	2.0%	4,460	1.4%
Other Expenses	5,250	2.2%	16,621	5.2%
Net Income	$13,761	5.7%	$48,608	15.2%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. The decrease in revenue from Fiscal 2014 to Fiscal 2015 was due to the average price per gallon of ethanol decreasing by approximately 26.9% in Fiscal 2015 as compared to Fiscal 2014 (which decrease was partially offset by a 3.4% increase in the volume of ethanol sold during Fiscal 2015 over Fiscal 2014) and a decrease in the average price per ton of distillers grains of approximately 27.7%.  Corn oil revenue also decreased 11.8% in Fiscal 2015 compared to Fiscal 2014 due to a decrease 14.8% in the price of corn oil received as compared to the price of corn oil received during Fiscal 2014.

	Fiscal 2015		Fiscal 2014
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$185,706	76.7%	$245,358	76.8%
Distiller's Grains	46,141	19.0%	62,611	19.6%
Corn Oil	9,082	3.8%	10,294	3.2%
Other	1,188	0.5%	1,285	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 90.1% and 78.2% for Fiscal 2015 and 2014, respectively, due to was due to the average price per gallon of ethanol decreasing by approximately 26.9% in Fiscal 2015 as compared to Fiscal 2014.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   Material costs decreased as a result of the average price of corn used in ethanol production per bushel decreasing 15.3% in Fiscal 2015 from 2014. Corn used in ethanol production increased by 0.1% in Fiscal 2015 from 2014.
Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in a decrease of $0.5 million in our cost of goods sold for Fiscal 2015, compared to an increase of $8.9 million in our cost of goods sold for Fiscal 2014.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
 Our average steam and natural gas energy cost decreased 19.6% per MMBTU comparing Fiscal 2015 to Fiscal 2014, respectively. Variable production expenses showed a decrease when comparing Fiscal 2015 to Fiscal 2014 due to the decrease in energy costs due to the lower average cost per MMBTU of steam and natural gas. Variable production expenses as a percent of revenue increased due to the decrease in the price per gallon of ethanol.  Fixed production expenses rose when comparing Fiscal 2015 to Fiscal 2014 due to repair and maintenance expense increases resulting from the initial repair and/or replacement of several pieces of equipment including the RTO, agitators, elevator chain and piping.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 2.0% for Fiscal 2015 and 1.4% for Fiscal 2014.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2015 increased 8.6% compared to Fiscal 2014.  The increase in general and administrative expenses from Fiscal 2014 to Fiscal 2015 is due to an increase in sales tax expense, an increase in salary expense, and expenses related to the steam line being down.
Other Expense

Our other expenses were approximately $5.3 million and $16.6 million for Fiscal 2015 and 2014, respectively, and were approximately 2.2% and 5.2% of our revenues for Fiscal 2015 and 2014, respectively. The majority of this decrease in other expenses was a result of a Fiscal 2014 $10.1 million loss on debt extinguishment, a Fiscal 2015 $4.7 million loss on the ICM put option, a Fiscal 2015 $4.8 million reduction in interest expense, and a Fiscal 2015 $2.1 million gain on involuntary conversion resulting from the repairs on the damage done to the steam line.
The Fiscal 2014 loss on debt extinguishment was caused by the extension of subordinated debt containing a conversion feature at a substantial premium to the value of the underlying units. The Fiscal 2015 interest expense decrease was a result of the payoff of the subordinated debt and lower interest rate on the senior debt.
Liquidity and Capital Resources
As of September 30, 2015, we had a cash balance of $3.0 million, $29.1 million available under the term revolver and working capital of $4.5 million.

In June 2014, the Company entered into a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”). The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides us with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the Credit Agreement is LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility.

In June, 2014, we amended and restated certain subordinated term loan notes we previously had issued to Bunge and ICM (the “Restated Subordinated Notes”). On December 22, 2014, the Company paid in full to Bunge and ICM the entire amount of subordinated debt and accrued interest outstanding under these Restated Subordinated Notes.

We expect the prices of our primary input (corn) and our principal products (ethanol and distillers grains) are expected to remain stable in the first quarter of Fiscal 2016, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins in the first quarter of Fiscal 2016 will be similar to our operating margins in the fourth quarter of Fiscal 2015.  We expect that in the last three quarters of Fiscal 2016 our margins will be steady if ethanol and corn prices maintain their stability.
Primary Working Capital Needs
Cash provided by operations for Fiscal 2015 and 2014 was $32.9 million and $69.7 million, respectively.  This change is primarily a result of a reduction in net income.  For Fiscal 2015 and 2014, net cash provided by (used in) investing activities was $0.1 million and $(3.3) million, respectively, primarily for fixed asset additions, net of proceeds on disposals.  For Fiscal 2015 and 2014, net cash used in financing activities was $39.2 million and $69.5 million, respectively.
During Fiscal 2015, we reduced subordinated term debt by a net of $26.7 million, while bank debt increased $894 thousand.
We believe that our existing sources of liquidity, including cash on hand, available revolving credit and cash provided by operating activities, will satisfy our projected liquidity requirements, which primarily consists of working capital requirements, for the next twelve months. However, in the event that the market experiences significant price volatility and negative crush margins at or in excess of the levels experienced in previous years, we may be required to explore alternative methods to meet our short-term liquidity needs including temporary shutdowns of operations, temporary reductions in our production levels, or negotiating short-term concessions from our lenders.

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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $44.1 million, or $0.35 per gallon, assuming our plant operates at 100% of our capacity assuming no increase in the price of ethanol.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $62.5 million decrease in revenue.
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
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. (”EPCO”). Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2015, the Company was committed to sell 2.7 million gallons of ethanol, 40.3 thousand tons of dried distillers grains, 71.1 thousand tons of wet distillers grains and 3.0 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2015, the Company was committed to purchasing 2.6 million bushels of corn on a forward contract basis resulting in a total commitment of $10.2 million.   In addition the Company was committed to purchasing 73.3 thousand bushels of corn using basis contracts.
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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during the year ending September 30, 2015.

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

•	Put Option liability.
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value between the issue date and September 30, 2015 increased by $940 thousand.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Southwest Iowa Renewable Energy, LLC
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2015 and 2014, and the related statements of operations, members’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
Des Moines, Iowa
December 2, 2015

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2015	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$3,030	$9,267
Restricted cash	305	304
Accounts receivable	348	801
Accounts receivable, related party	3,416	5,192
Derivative financial instruments	819	623
Inventory	14,298	12,161
Prepaid expenses and other	327	1,611
Total current assets	22,543	29,959
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	213,552	208,082
Office and other equipment	1,128	1,068
	216,744	211,214
Accumulated depreciation	(87,324)	(76,393)
Net property, plant and equipment	129,420	134,821
Other Assets
Financing costs, net of amortization of $87 and $16, respectively	347	418
Other assets	2,166	1,588
	2,513	2,006
Total Assets	$154,476	$166,786

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$3,910	$1,575
Accounts payable, related parties	741	1,188
Derivative financial instruments	659	2,707
Accrued expenses	6,144	2,996
Accrued expenses, related parties	133	214
Current maturities of notes payable	6,506	6,052
Total current liabilities	18,093	14,732
Long Term Liabilities
Notes payable, less current maturities	29,227	50,872
Other long-term liabilities	5,840	300
Total long term liabilities	35,067	51,172
Commitments (Notes 9 and 10)
Members' Equity
Members' capital
13,327 Units issued and outstanding	87,165	87,165
Retained earnings	14,151	13,717
Total members' equity	101,316	100,882
Total Liabilities and Members' Equity	$154,476	$166,786
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2015	September 30, 2014
Revenues	$242,117	$319,548
Cost of Goods Sold
Cost of goods sold-non hedging	218,744	240,968
Realized & unrealized hedging (gains) losses	(481)	8,891
	218,263	249,859

Gross Margin	23,854	69,689

General and administrative expenses	4,843	4,460
(Gain) on involuntary conversion	(2,085)	—

Operating Income	21,096	65,229

Other Expense
Interest expense and other income, net	1,695	6,493
Change in fair value of put option liability	940	—
Loss from debt extinguishment	4,700	10,128
	7,335	16,621

Net Income	$13,761	$48,608

Weighted Average Units Outstanding -basic	13,327	13,205
Weighted Average Units Outstanding -diluted	15,352	24,625
Income per unit -basic	$1,032.57	$3,681.03
Income per unit -diluted	$922.33	$2,080.08
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings (Deficit)	Total
Balance, September 30, 2013	$76,488	$(34,891)	$41,597
Net Income	—	48,608	48,608
Conversion of subordinated debt (183 units issued)	549	—	549
Debt extinguishment	10,128	—	10,128

Balance, September 30, 2014	$87,165	$13,717	$100,882
Net Income	—	13,761	13,761
Distributions	—	(13,327)	(13,327)

Balance, September 30, 2015	$87,165	$14,151	$101,316
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,761	$48,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,618	11,488
Amortization	71	449
Loss on disposal of property	—	150
Other assets	(78)	(329)
Loss from debt extinguishment	4,700	10,128
Change in fair value of put option liability	940	—
Gain on involuntary conversion	(2,085)	—
Accrued interest added to long term debt	—	2,486
(Increase) decrease in current assets:
Accounts receivable	2,229	5,171
Inventories	(2,137)	(3,716)
Prepaid expenses and other	1,284	(1,173)
Derivative financial instruments	(196)	144
Decrease in other long-term liabilities	(100)	(100)
Increase (decrease) in current liabilities:
Accounts payable	1,888	(4,824)
Derivative financial instruments	(2,048)	2,214
Accrued expenses	3,067	(1,041)
Net cash provided by operating activities	32,914	69,655

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,402)	(3,276)
Proceeds from property insurance claim	2,998	—
Purchases of other assets	(500)	—
Increase in restricted cash	(1)	(1)
Net cash provided by (used in) investing activities	95	(3,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(436)
Distributions paid to members	(13,327)	—
Proceeds from notes payable	145,575	104,800
Payments on notes payable	(171,494)	(173,912)
Net cash (used in) financing activities	(39,246)	(69,548)

Net (decrease) in cash and cash equivalents	(6,237)	(3,170)

CASH AND CASH EQUIVALENTS
Beginning	9,267	12,437
Ending	$3,030	$9,267
See Notes to Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Conversion of Subordinated Debt to Units	$—	$549
Increase in Members' equity due to significant premium on modification of convertible debt	—	10,128
Property acquired through issuance of note payable	4,728	—

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,851	$4,425
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2015

Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 125 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 119.9 million gallons and 115.9 million gallons of ethanol in Fiscal 2015 and Fiscal 2014, respectively. The Company sells its ethanol distillers grains, corn syrup, and corn oil in the continental United States, Mexico and the Pacific Rim.

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
Financing Costs
Financing costs associated with the Credit Agreement Facility are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes financing costs using the effective interest method over the term of the related debt.
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
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distruibutes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with EPCO Carbon Dioxide Products, Inc. (”EPCO”). Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2015 and 2014, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.

Risks and Uncertainties
The Company's operating and financial performance is largely driven by the prices at which ethanol is sold and the net expense of corn. The price of ethanol is influenced by factors such as supply and demand, weather, government policies and programs, and unleaded gasoline and the petroleum markets with ethanol selling, in general, for less than gasoline at the wholesale level. Excess ethanol supply in the market, in particular, puts downward pressure on the price of ethanol. The Company's largest cost of production is corn. The cost of corn is generally impacted by factors such as supply and demand, weather, government policies and programs. The Company's risk management program is used to protect against the price volatility of these commodities.

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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2015, the Company was committed to sell 2.7 million gallons of ethanol, 40.3 thousand tons of dried distillers grains, 71.1 thousand tons of wet distillers grains and 3.0 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2015, the Company was committed to purchasing 2.6 million bushels of corn on a forward contract basis resulting in a total commitment of $10.2 million.  In addition the Company was committed to purchasing 73.3 thousand bushels of corn using basis contracts.
In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.  All derivatives are designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts are considered effective economic hedges of specified risks, they are not designated as or accounted for as hedging instruments.
Derivatives not designated as hedging instruments along with cash held by brokers at September 30, 2015 and 2014 are as follows:

	Balance Sheet Classification	September 30, 2015	September 30, 2014
		in 000's	in 000's
Futures and option contracts
In gain position		$572	$844
In loss position		(81)	—
Cash held by (due to) broker		328	(221)
	Current asset	819	623

Forward contracts, corn	Current liability	659	2,707

Net futures, options, and forward contracts		$160	$(2,084)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2015 and 2014 consist of the following:

	Statement of Operations Classification	September 30, 2015	September 30, 2014
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$(1,158)	$7,728
Futures and option contracts (corn)	Cost of Goods Sold	677	1,163
Futures and option contracts (ethanol)	Revenue	—	1,146

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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2015 or Fiscal 2014.
Income Taxes
The Company has elected to be treated as a partnership for federal and state income tax purposes and generally does not incur income taxes.  Instead, the Company’s earnings and losses are included in the income tax returns of the members.  Therefore, no provision or liability for federal or state income taxes has been included in these financial statements.

Management has evaluated the Company’s tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company has taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance.  With few exceptions, the Company is no longer subject to income tax examinations by the U.S. Federal, state or local authorities for the years before 2012.
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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value between the issue date and September 30, 2015 increased by $940 thousand.
The carrying amount of the note payable approximates fair value, as the interest rate is a floating rate. The terms are consistent with those available in the market as of September 30, 2015 and 2014. The aggregate fair value of the subordinated debt is estimated to be $41.0 million as of September 30, 2014, using level 3 inputs.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. The put option does not impact diluted income per unit as it is anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Twelve Months Ended
	September 30, 2015	September 30, 2014
Numerator:
Net income for basic earnings per unit	$13,761	$48,608
Interest expense on convertible term note	399	2,614
Net income for diluted earnings per unit	$14,160	$51,222

Denominator:
Weighted average units outstanding - basic	13,327	13,205
Weighted average units outstanding - diluted	15,352	24,625
Income per unit - basic	$1,032.57	$3,681.03
Income per unit - diluted	$922.33	$2,080.08
Note 3:  Inventory
Inventory is comprised of the following at:

	September 30, 2015	September 30, 2014
	(in 000's)	(in 000's)
Raw Materials - corn	$3,390	$2,395
Supplies and Chemicals	3,098	2,783
Work in Process	1,496	1,392
Finished Goods	6,314	5,591
Total	$14,298	$12,161

Note 4:   Members’ Equity
At September 30, 2015 and 2014 outstanding member units were:

	September 30, 2015	September 30, 2014
A Units	8,993	8,993
B Units	3,334	3,334
C Units	1,000	1,000
	13,327	13,327

The Series A, B and C unit holders all vote on certain matters with equal rights.  The Series C unit holders as a group have the right to elect one Board member.  The Series B unit holders as a group have the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units. Based on this calculation, the Series B unit holders have the right to elect two Board members.  Series A unit holders as a group have the right to elect the four remaining Directors not elected by the Series C and B unit holders.

Note 5:   Revolving Loan/Credit Agreements
FCSA/CoBank
During Fiscal 2014, the Company entered into a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30,000,000 (the “Term Loan”) and a revolving term loan in the amount of up to $36,000,000 (the “Revolving Term Loan ", and together with the Term Loan, the “FCSA Credit Facility”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for payments by the Company to FCSA of quarterly installments of $1,500,000, beginning on December 20, 2014 with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires annual reductions in principal availability of $6,000,000 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of September 30, 2015, there was $30.9 million outstanding under the FCSA Credit Facility, with $29.1 million available under the Revolving Term Loan.

Bunge

Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and Bunge (the “Bunge Term Loan Note”). On December 22, 2014, the Company paid in full to Bunge the entire $19.9 million of subordinated debt then outstanding to Bunge under the Bunge Term Loan Note. Interest on the Bunge subordinated debt was $0.3 million and $2.5 million for the Fiscal 2015 and 2014, respectively.

ICM
Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and ICM, Inc. (the “ICM Term Loan Note”). On December 22, 2014, the Company paid in full to ICM the entire $6.8 million of subordinated debt then outstanding to ICM under the ICM Term Loan Note. Interest on the ICM subordinated debt was $0.1 million and $0.9 million for the Fiscal 2015 and 2014, respectively..

Note 6: Notes Payable

Notes payable consists of the following (in 000's):
	September 30, 2015	September 30, 2014
Term loan bearing interest at LIBOR plus 3.35% (3.55% at September 30, 2015)	$24,000	$30,000
Revolving term loan bearing interest at LIBOR plus 3.35% (3.55% at September 30, 2015)	6,894	—
Note payable to affiliate Bunge	—	19,865
Note payable to affiliate ICM	—	6,847
Other with various interest rates from 0% to 4.15% and various maturities through 2022	4,839	212
	35,733	56,924
Less Current Maturities	6,506	6,052
Total Long Term Debt	$29,227	$50,872
Approximate aggregate maturities of notes payable as of September 30, 2015 are as follows (in 000's):

2016	$6,506

2017	6,517

2018	6,538

2019	6,560

2020	580

2021 and Thereafter	9,032

Total	$35,733

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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value between the issue date and September 30, 2015 increased by $940 thousand.
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
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2015 and 2014, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$572		$—

Liabilities:
Derivative financial instruments	81	659	—
Put Option Liability	—	—	5,640

	September 30, 2014
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$844	$—	$—

Liabilities:
Derivative financial instruments	—	2,707	—

The following table summarizes the assumptions used in computing the fair value of the put option subject to fair value accounting at the date of issue and during Fiscal 2015:

Put option assumptions:	September 30, 2015	December 17, 2014
Expected dividend yield	—	—
Risk-free interest rate	0.41%	0.62%
Expected volatility	36%	50%
Expected life (years)	1.25	2.00
Exercise price	$10,897	$10,897
Company unit price	$6,300	$7,250

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of September 30, 2015:

Put Option Roll-forward
Balance as of September 30, 2014	$—
Put Option Issued December 17, 2014	4,700
Change in Value - period ending September 30, 2015	940
Balance as of September 30, 2015	$5,640

Note 8:   Incentive Compensation
The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) and to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 47.1 unvested EPUs outstanding under this plan as of September 30, 2015, which will vest three years from the dates of the awards.
During the Fiscal 2015 and 2014, the Company recorded compensation expense related to this plan of approximately $130,000 and $131,000, respectively.  As of September 30, 2015 and 2014, the Company had a liability of approximately $311,000 and $181,000, respectively, recorded within accrued expenses on the balance sheet.

Note 9:   Related Party Transactions and Major Customers
Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election to terminate. The Company has incurred ethanol marketing expenses of $1.4 million during each of Fiscal 2015 and 2014, respectively, under the Ethanol Agreement.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $3.2 million and $4.3 million for the Fiscal 2015 and 2014, net of subleases and accretion, respectively. The Company entered into a one year sublease for 147 hoppers with Bunge that expired September 14, 2015 and will continue on month-to-month basis. The Company has subleased another 93 hopper cars to unrelated third parties, which expires March 25, 2019. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2016 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. The Company has incurred distiller's grains marketing expenses of $1.4 million and $1.9 million during Fiscal 2015 and 2014.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses for corn procurement by Bunge were $0.9 million and $1.3 million for the fiscal years ended September 30, 2015 and 2014, respectively. The Company has outstanding corn contracts of 271 thousand bushels with a $110 thousand liability in Fiscal 2015 and 2.5 million bushels with a $2.7 million liability in Fiscal 2014 in Derivative financial instruments liability on the balance sheet.
Starting with the 2015 crop year, the Company is using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 32,362 acres of Enogen corn for Fiscal 2016. Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses under the Services Agreement were $18.9 thousand for Fiscal 2015 and there were no expenses for Fiscal 2014.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2014, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under this the terminated Corn Oil Agency Agreement were $67 thousand and $237 thousand for Fiscal 2015 and 2014.
ICM
In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company has agreed to grant ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company recorded a liability of $5.6 million (included in long-term liabilities), and recorded an expense of $5.6 million in Fiscal 2015 in conjunction with this put right under the Unit Agreement (the "Loss from debt extinguishment" and the "Change in fair value of put option liability" ). See Note 7 Fair Value Measurement, for the terms of this agreement.
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
Major Customers
The Company is party to the Ethanol Agreement and the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol and distillers grains produced by the Company.  The Company has expensed $2.9 million and $3.5 million in marketing fees under these agreements for Fiscal 2015 and 2014, respectively. Revenues with this customer were $232.2 million and $310.0 million, respectively, for Fiscal 2015 and 2014.   Trade accounts receivable due from Bunge were $3.4 million and $5.2 million as of September 30, 2015 and 2014, respectively.

Note 10: Involuntary Conversion
The Company experienced property damage to the steam supply line and associated support bridge in June 2014. The damages were covered by the Company’s property insurance policy. Business interruption insurance was available but the Company was able to utilize its package boilers to avoid a business interruption. In July 2015 the insurance settlement was substantially complete at which time the equipment with a net book value of $0.9 million was disposed. Total property insurance proceeds of $3.0 million related to the replacement of the steam supply line and support bridge were received in the second and fourth quarters of 2015. The resulting net gain on disposal of damaged assets and property insurance proceeds is recorded as "Gain on Involuntary Conversion" in the Statement of Operations.
Note 11: Commitments
The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the year ended September 30, 2015 and 2014 were $3.1 million and $5.7 million, respectively.
The Company leases certain equipment, railcars, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2019.  The future minimum lease payments required under these leases (net of sublease income) are $4.9 million in 2016,  $4.8 million in 2017,  $4.8 million in 2018, and $2.0 million in 2019.  Rent expense (net of sublease income) related to operating leases for the years ended September 30, 2015 and 2014 was $3.6 million and $4.5 million, respectively.  The majority of the future minimum lease payments are due to Bunge. Future sublease income is due from unrelated third parties.
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no items to report.
Item 9A.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2015.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of September 30, 2015.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2015, the Company’s integrated controls over financial reporting were effective.
This annual report does not include an attestation report of the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.
Item 9B.   Other Information.
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The Information required by this Item is incorporated by reference in the 2016 Proxy Statement.
Item 11.   Executive Compensation.
The Information required by this Item is incorporated by reference in the 2016 Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
The Information required by this Item is incorporated by reference in the 2016 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
The Information required by this Item is incorporated by reference in the 2016 Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
The Information required by this Item is incorporated by reference in the 2016 Proxy Statement.

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

4(i)	Fourth Amended and Restated Operating Agreement dated March 21, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Company on March 26, 2014).

4(ii)	Unit Transfer Policy, including QMS Manual attached thereto as Appendix 1 (incorporated by reference to Exhibit 4(v) of Form S-1/A filed by the Company on October 19, 2011).

9	Omitted - Inapplicable.

10.1
Electric Service Contract dated December 15, 2006 with MidAmerican Energy Company (incorporated by reference to Exhibit 10.6 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

10.2
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

10.4	Amendment No. 01 dated March 9, 2007 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 10, 2006).

10.5	Amendment No. 02 dated May 30, 2008 with Iowa Department of Economic Development (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 10, 2006).

10.6	Risk Management Services Agreement dated December 15, 2008 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on December 22, 2008).

10.7
Subordinated Revolving Credit Note made by the Company in favor of Bunge N.A. Holdings, Inc. dated effective August 26, 2009 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 2, 2009).

10.8
 Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.61 of Form S-1/A filed by the Company on February 24, 2011)

10.9
 Second Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.62 of Form S-1/A filed by the Company on February 24, 2011)

10.10
Third Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.63 of Form S-1/A filed by the Company on February 24, 2011)

10.11
Fourth Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.64 of Form S-1/A filed by the Company on February 24, 2011)

10.12
Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 14, 2009).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.13	Negotiable Subordinated Term Loan Note issued by the Company in favor of ICM, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 23, 2010).

10.14	ICM, Inc. Agreement - Equity Matters, by and between ICM, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.15
Subordinated Term Loan Note issued by the Company in favor of Bunge N.A. Holdings, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on June 23, 2010).

10.16
Bunge Agreement - Equity Matters by and between the Company and Bunge N.A. Holdings, Inc. dated effective August 26, 2009. (incorporated by reference to Exhibit 10.72 of Form S-1/A filed by the Company on February 24, 2011)

10.17
First Amendment to Bunge Agreement - Equity Matters, by and between Bunge N.A. Holdings, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.18*	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).

10.19	Joint Defense Agreement between ICM, Inc. and the Company dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).

10.20
Tricanter Purchase and Installation Agreement by and between ICM, Inc. and the Company dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.21
Corn Oil Agency Agreement by and between Bunge North America, Inc. and the Company effective as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 30, 2010).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.22*	Employment Agreement dated effective January 1, 2012 by and between the Company and Brian T. Cahill. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 5, 2012).

10.23
First Amendment to Promissory Note dated February 29, 2012 by and between the Company and Bunge N.A. Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 6, 2012)

10.24
Base Contract for Sale and Purchase of Natural Gas between Encore Energy Services, Inc. and the Company effective April 1, 2012.  Portions of this Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 1, 2012).

10.25
Confirming Order between Encore Energy Services, Inc. and the Company dated April 25, 2012.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on May 1, 2012).

10.26	Letter Agreement by and between the Company and CFO Systems, LLC dated June 21, 2012. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 22, 2012).

10.27	Notice of Assignment of Interests from Bunge N.A. Holdings, Inc. to Bunge North America, Inc. dated September 24, 2012.
10.28
Fifth Amendment to Steam Service Contract by and among the Company and MidAmerican Energy Company named therein dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 19, 2013).

10.29
Carbon Dioxide Purchase and Sale Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective as of April 2, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on April 11, 2013).

10.30
Non-Exclusive CO2 Facility Site Lease Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective April 2, 2013 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on April 11, 2013).

10.31
Credit Agreement by and between the Company, Farm Credit Services of America, FLCA, as Lender and CoBank, ACB as cash management provider and agent dated as of June 24, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on June 30, 2014).

10.32	Term Note by and between the Company and Farm Credit Services of America, FLCA dated June 24, 2014 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on June 30, 2014).
10.33
Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated as of June 24, 2014 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on June 30, 2014).

10.34
Subordination Agreement by and between Bunge North America, Inc., ICM Investments, LLC, and CoBank, ACB dated as of June 24, 2014 (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company on June 30, 2014).

10.35
Subordinated Term Loan Note by and between the Company and Bunge North American, Inc. dated as of June 23, 2014(incorporated by reference to Exhibit 10.5 on Form 8-K filed by the Company on June 30, 2014).

10.36
Intercreditor Agreement by and between Bunge North America, Inc. and ICM Investments, LLC dated as of June 23, 2014 (incorporated by reference to Exhibit 10.6 on Form 8-K filed by the Company on June 30, 2014).

10.37
[Negotiable] Subordinated Term Loan Note by and between the Company and ICM Investments, LLC dated as of June 23, 2014 (incorporated by reference to Exhibit 10.7 on Form 8-K filed by the Company on June 30, 2014).

10.38
Amendment No. 1 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated August 29, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 5, 2014).

10.39
Amendment No. 2 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated October 31, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on October 31, 2014).

10.40
Amended and Restated Ethanol Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on December 11, 2014). Portions of the Ethanol Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.41
Amended and Restated Grain Feedstock Agency Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on December 11, 2014). Portions of the Grain Feedstock Agency Agreement have been omitted pursuant to a request for confidential treatment.

10.42
Amended and Restated Distiller’s Grain Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on December 11, 2014). Portions of the Distiller’s Grain Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.43
Services Agreement Regarding Corn Purchases dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company on December 11, 2014). Portions of the Services Agreement have been omitted pursuant to a request for confidential treatment.

10.44
Letter Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.5 on Form 8-K filed by the Company on December 11, 2014).

10.45
Waiver and Forbearance Agreement dated effective December 5, 2104, by and between the Company and ICM Investments, LLC. (incorporated by reference to Exhibit 10.6 on Form 8-K filed by the Company on December 11, 2014).

10.46
SIRE ICM Unit Agreement by and between the Company and ICM Investments, LLC dated effective as of December 17, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on December 23, 2014).

10.47	Sixth Amendment to Steam Service Contract between the Company and MidAmerican Energy Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 30, 2015).
11	Omitted - Inapplicable.

12	Omitted - Inapplicable.

13	Omitted - Inapplicable.

14	Omitted - Inapplicable.

16	Omitted - Inapplicable.

18	Omitted - Inapplicable.

21	Omitted - Inapplicable.

22	Omitted - Inapplicable.

23	Omitted - Inapplicable.

24	Omitted - Inapplicable.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)

32.1**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (furnished herewith)

32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (furnished herewith)

101.XMLXBRL	Instance Document

101.XSDXBRL	Taxonomy Schema

101.CALXBRL	Taxonomy Calculation Database

101.LABXBRL	Taxonomy Label Linkbase

101.PREXBRL	Taxonomy Presentation Linkbase

101.DEFXBRL	Taxonomy Definition Linkbase
________________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement

**
This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 2, 2015	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	December 2, 2015	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 2, 2015
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 2, 2015
Theodore V. Bauer, Director

/s/ Hubert M. Houser	December 2, 2015
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 2, 2015
Michael K. Guttau, Director

/s/ Eric J. Heismeyer	December 2, 2015
Eric J. Heismeyer, Director

/s/ Matthew K. Gibson	December 2, 2015
Matthew K. Gibson, Director

/s/ Andrew J. Bulloch	December 2, 2015
Andrew J. Bulloch, Director