Form 10-Q
period 2015-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2016-02-10
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2015

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

As of December 31, 2015, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	December 31, 2015	September 30, 2015
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,967	$3,030
Restricted cash	—	305
Accounts receivable	512	348
Accounts receivable, related party	5,386	3,416
Derivative financial instruments	514	819
Inventory	12,980	14,298
Prepaid expenses and other	890	327
Total current assets	23,249	22,543

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	214,177	213,552
Office and other equipment	1,128	1,128
	217,369	216,744
Accumulated depreciation	(90,263)	(87,324)
Net property and equipment	127,106	129,420

Other Assets
Financing costs, net of accumulated amortization of $107 and $87, respectively	327	347
Other assets	2,148	2,166
	2,475	2,513
Total Assets	$152,830	$154,476

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2015	September 30, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$7,892	$3,910
Accounts payable, related party	179	741
Derivative financial instruments	674	659
Accrued expenses	5,600	6,144
Accrued expenses, related parties	671	133
Current maturities of notes payable	6,501	6,506
Total current liabilities	21,517	18,093

Long Term Liabilities
Notes payable, less current maturities	23,076	29,227
Other long-term liabilities	5,815	5,840
Total long term liabilities	28,891	35,067

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	15,257	14,151
Total members' equity	102,422	101,316

Total Liabilities and Members' Equity	$152,830	$154,476

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014

Revenues	$53,199	$72,536
Cost of Goods Sold
Cost of goods sold-non hedging	51,000	56,186
Realized & unrealized hedging (gains)	(316)	(283)
	50,684	55,903

Gross Margin	2,515	16,633

General and administrative expenses	1,205	1,385

Operating Income	1,310	15,248

Interest expense and other income, net	204	720
Loss from debt extinguishment	—	4,700

Net Income	$1,106	$9,828

Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	14,127	21,415
Income per unit - basic	$82.99	$737.45
Income per unit - diluted	$78.29	$477.56

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,106	$9,828
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	2,939	2,891
Amortization	18	18
Loss from debt extinguishment	—	4,700
Loss on investment	20	—
(Increase) decrease in current assets:
Accounts receivable	(2,134)	1,169
Inventories	1,318	1,033
Prepaid expenses and other	(563)	(150)
Derivative financial instruments	305	(445)
Increase (decrease) in current liabilities:
Accounts payable	3,420	(482)
Derivative financial instruments	15	(1,914)
Accrued expenses	(6)	595
(Decrease) in other long-term liabilities	(25)	(25)
Net cash provided by operating activities	6,413	17,218

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(625)	(319)
Decrease in restricted cash	305	—
Net cash (used in) investing activities	(320)	(319)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	16,141	10,100
Payments on notes payable	(22,297)	(33,127)
Net cash (used in) financing activities	(6,156)	(23,027)

Net decrease in cash and cash equivalents	(63)	(6,128)

CASH AND CASH EQUIVALENTS
Beginning	3,030	9,267
Ending	$2,967	$3,139

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$330	$711

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Purchase of property and equipment in Accrued expenses	—	1,022
Put option liability	—	4,700

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three months ended December 31, 2015 and 2014 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2015 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering customer’s financial condition, credit history and current economic conditions.  As of December 31, 2015 and September 30, 2015, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of December 31, 2015, the Company was committed to sell 0.4 million gallons of ethanol, 0.1 million tons of distillers grains and 3.2 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2015, the Company was committed to purchasing 1.9 million bushels of corn on a forward contract basis resulting in a total commitment of $7.1 million. In addition the Company was committed to purchase 0.5 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2015 and September 30, 2015 at market value are as follows:

	Balance Sheet Classification	December 31, 2015	September 30, 2015
		in 000's	in 000's
Futures and option contracts
In gain position		$627	$572
In loss position		(100)	(81)
Cash held by (due to) broker		(13)	328
	Current asset	514	819

Forward contracts, corn	Current liability	674	659

Net futures, options, and forward contracts		$(160)	$160

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2015 and 2014 consist of the following:

		Three Months Ended
	Statement of Operations Classification	December 31, 2015	December 31, 2014
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$879	$(1,213)
Futures and option corn contracts	Cost of Goods Sold	(1,195)	930

Inventory
Inventory is stated at the lower of cost or market value using the average cost method.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2015	December 31, 2014
Numerator:
Net income for basic earnings per unit	$1,106	$9,828
Interest expense on convertible term note	—	399
Net income for diluted earnings per unit	$1,106	$10,227

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	14,127	21,415
Income per unit - basic	$82.99	$737.45
Income per unit - diluted	$78.29	$477.56

Note 3:  Inventory
Inventory is comprised of the following:

	December 31, 2015	September 30, 2015
	(000's)	(000's)
Raw Materials - corn	$2,399	$3,390
Supplies and Chemicals	3,425	3,098
Work in Process	1,476	1,496
Finished Goods	5,680	6,314
Total	$12,980	$14,298

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
The Company has a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan (the “Term Loan”) and a revolving term loan in the original amount of up to $36,000,000 (the “Revolving Term Loan”, together with the Term Loan, the “ FCSA Credit Facility ”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for quarterly payments by the Company to FCSA of $1,500,000, with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires reductions in principal availability in increments of $6,000,000 each June 1 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of December 31, 2015, there was $33.5 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	December 31, 2015	September 30, 2015
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (3.78% at December 31, 2015)	$22,500	$24,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (3.78% at December 31, 2015)	2,520	6,894
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	4,557	4,839
	29,577	35,733
Less Current Maturities	6,501	6,506
Total Long Term Debt	$23,076	$29,227

The approximate aggregate maturities of notes payable as of December 31, are as follows:

2016	$6,501

2017	6,522

2018	6,543

2019	5,065

2020	581

2021 and Thereafter	4,365

Total	$29,577

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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a Monte Carlo Simulation model. Unrealized gains and losses related to the change in fair value of the put option liability are included in other expense on the Statement of Operations. Management estimates that the fair value of the put option did not materially change during the three months ended December 31, 2015.
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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and September 30, 2015, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$627	$—	$—

Liabilities:
Derivative financial instruments	100	674	—
Put option liability	—	—	5,640

	September 30, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$572	$—	$—

Liabilities:
Derivative financial instruments	81	659	—
Put option liability	—	—	5,640

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at the date of issue and during the three months ended December 31, 2015 and September 30, 2015

Put option assumptions:
Expected dividend yield	—
Risk-free interest rate	0.41%
Expected volatility	36%
Expected life (years)	1.25
Exercise price	$10,897
Company unit price	$6,300

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three months ended December 31, 2015 and 2014:

	Three Months Ended
	December 31, 2015	December 31, 2014
Beginning Balance	$5,640	$0
Put Option Issued	—	4,700
Change in Value	—	—
Ending Balance	$5,640	$4,700

Note 6:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company has incurred ethanol marketing expenses of $410 thousand and  $312 thousand during the three months ended December 31, 2015 and 2014, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement were $142 thousand and $332 thousand for the three months ended December 31, 2015 and 2014, respectively.
Starting with the 2015 crop year, the Company is using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  Consistent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company will originate all Enogen Corn contracts for its facility and Bunge will assist the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company will pay Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distillers Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distillers grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company has incurred distillers grains marketing expenses of $330 thousand and $305 thousand during the three months ended December 31, 2015 and 2014, respectively.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2015, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under this terminated Corn Oil Agency Agreement were $0 and $67 thousand for the three months ended December 31, 2015 and 2014, respectively.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  The Company entered into a one year sublease for 147 hoppers with Bunge that will expire September 14, 2015. The Company has subleased another 54 hopper cars to an unrelated third party, which expires March 25, 2019. Expenses under this agreement were $0.8 million for the three months ended December 31, 2015 and December 31, 2014, net of subleases and accretion, respectively. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2016 and beyond.
Note 7: Major Customer
The Company is party to the Ethanol and DG Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Until December 5, 2014, the Company was also a party to the Corn Oil Agency Agreement with Bunge providing for the purchase by Bunge of all corn oil produced by the Company. Revenues from Bunge were $51.2 million and $69.8 million for the three months ended December 31, 2015 and 2014, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements and our Annual Report on Form 10-K for the year ended September 30, 2015 including the consolidated financial statements, accompanying notes and the risk factors contained herein.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us")contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Our actual results or actions could and likely will differ materially from those anticipated in the forward-looking statements for many reasons, including the reasons described in these reports. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview
The Company is an Iowa LLC, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 125 million gallon capacity ethanol plant (the "Facility").  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

Recent Regulatory Developments

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

Although the EPA Final Rule increased the volume requirements over the requirements proposed in the EPA Proposed Rule, the final volume requirements are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company’s financial performance.

Industry Factors Affecting our Results of Operations

In comparing the three months ended December 31, 2015 to the three months ended December 31, 2014, the ethanol industry experienced diminished ethanol margins as a result of a combination of factors.

•
Ethanol prices have decreased substantially during the three months ended December 31, 2015, from the same period in the previous fiscal year. For the three months ended December 31, 2015 compared to the three months ended December 31, 2014, the average price per gallon of ethanol sold decreased 15.8%. This was due to an increased supply of ethanol and reduced prices for crude oil and gasoline prices in the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

However, management currently believes that despite the substantial ethanol price decreases, the ethanol outlook for the second quarter of our fiscal year ending September 30, 2016 ("Fiscal 2016") will be relatively flat due to the following factors.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2015/16 ending corn stocks of 1.8 billion bushels, and forecast a 2015/16 corn supply of 13.6 billion bushels, suggesting stable corn prices through Fiscal 2016.

•	Gasoline demand continues to increase over 2015 levels.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2015 and 2014.

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$53,199	100.0%	$72,536	100.0%
Cost of Goods Sold
Material Costs	36,119	67.9%	38,785	53.5%
Variable Production Expense	7,803	14.7%	10,282	14.2%
Fixed Production Expense	6,762	12.7%	6,836	9.4%
Gross Margin	2,515	4.7%	16,633	22.9%
General and Administrative Expenses	1,205	2.3%	1,385	1.9%
Interest Expense and Other Income, net	204	0.4%	720	1.0%
Loss from debt extinguishment	—	—	4,700	6.5%
Net Income	$1,106	2.1%	$9,828	13.5%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues.The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and distillers grains. The decrease in revenue from the three months ended December 31, 2015 compared to 2014 was due to the average price per gallon of ethanol decreasing by approximately 15.8%, a decrease in the average price per ton of distillers grains of approximately 9.3%, and a 17.2% decrease in gallons of ethanol sold during the three months ended December 31, 2015 over the three months ended December 31, 2014 as a result of a voluntary reduction in production volume during the three months ended December 31, 2015. Corn oil revenue decreased 27.8% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014.

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$41,582	78.2%	$59,597	82.2%
Distillers Grains	9,389	17.6%	10,078	13.9%
Corn Oil	1,895	3.6%	2,624	3.6%
Other	333	0.6%	237	0.3%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 95.3% and 77.1% for the three months ended December 31, 2015 and 2014, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 6.1% in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. The amount of bushels of corn used in ethanol sold decreased by 16.2% in the three months ended December 31, 2015 from 2014 as a result of a voluntary reduction in production volume during the three months ended December 31, 2015. Our average steam and natural gas energy cost decreased 38.7% per MMBTU comparing the three months ended December 31, 2015 to the three months ended December 31, 2014.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an decrease of $316 thousand in our cost of goods sold for the three months ended December 31, 2015, compared to an decrease of $283 thousand in our cost of goods sold for the three months ended December 31, 2014. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a decrease when comparing the three months ended December 31, 2015 to the three months ended December 31, 2014 due to significantly lower energy costs and as a result of a voluntary reduction in production volume during the three months ended December 31, 2015.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2015 decreased 13.0% compared to the three months ended December 31, 2014, due to higher legal and advisory expenses in 2014 related to the final subdebt payments and negotiation of new contracts with Bunge and ICM.
Other Expense

Our other expenses were approximately $0.2 million and $0.7 million for the three months ended December 31, 2015 and 2014, respectively, and were approximately 0.4% and 1.0% of our revenues for the three months ended December 31, 2015 and 2014, respectively. The reduction in other expenses is largely due to the reduced interest expense resulting from the December 2014 repayment of subdebt.
Loss from debt extinguishment and change in fair value of put option liability

There was no change in fair market value of the Unit Agreement with ICM, entered into during December, 2014, during the three months ended December 31, 2015. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value. The $4.7 million loss from debt extinguishment recognized in December, 2014 related to the computing of the fair value of the put options.
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

	Three months ended	Three months ended
	December 31, 2015	December 31, 2014

EBITDA
Net Income	$1,106	$9,828
Interest Expense, Net	335	727
Depreciation	2,939	2,891
EBITDA	4,380	13,446

Unrealized Hedging (Gain) Loss	(21)	(1,482)
Loss from debt extinguishment	—	4,700

Modified EBITDA	$4,359	$16,664

Modified EBITDA per unit - basic	$327.08	$1,250.42

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
As of December 31, 2015, we had a cash balance of $3.0 million, $33.5 million available under the Revolving Term Loan and working capital of $1.7 million. As of December 31, 2014, we had a cash balance of $3.1 million, $30.8 million available under the Revolving Term Loan and working capital of $8.3 million.

During the second quarter of Fiscal 2016, we estimate that we will require approximately $38.6 million for our primary input of corn and $3.1 million for our energy sources of electricity, steam, and natural gas.
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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SIRE's  management,  under the supervision and with  the  participation  of  SIRE's president and chief executive officer and SIRE's chief financial officer,  have evaluated the  effectiveness of SIRE's disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) as of the end of the  period covered by this quarterly report.  Based on that evaluation,  SIRE's president and chief executive officer and SIRE's chief financial officer have concluded  that, as of the end of the period covered by this quarterly report, SIRE's disclosure controls and procedures have been effective to provide  reasonable  assurance that the information required to be disclosed in the reports SIRE  files or submits under the Securities Exchange  Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including SIRE's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding  disclosure.  SIRE believes that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
Other parties to the litigation are currently pursuing additional counterclaims and defenses against GS
Cleantech, seeking to prove inequitable conduct on the part of GS Cleantech in connection with the issuance of its patents, as an additional ground for unenforceability of the patents. A trial on inequitable conduct was held in the first quarter of Fiscal 2016 and a ruling is expected in the second quarter of Fiscal 2016.
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

Item 1A.   Risk Factors.

There have been no material changes to the risk factors disclosed in Item IA of our Form 10-K for the fiscal year ended September 30, 2015. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 10, 2016	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	February 10, 2016	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer