Form 10-Q
period 2016-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2016-05-12
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2016

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

As of March 31, 2016, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2016	September 30, 2015
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,022	$3,030
Restricted cash	—	305
Accounts receivable	546	348
Accounts receivable, related party	9,396	3,416
Derivative financial instruments	807	819
Inventory	13,073	14,298
Prepaid expenses and other	702	327
Total current assets	27,546	22,543

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	215,093	213,552
Office and other equipment	1,142	1,128
	218,299	216,744
Accumulated depreciation	(93,202)	(87,324)
Net property and equipment	125,097	129,420

Other Assets
Financing costs, net of accumulated amortization of $126 and $90, respectively	311	347
Other assets	2,184	2,166
	2,495	2,513
Total Assets	$155,138	$154,476

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2016	September 30, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$1,993	$3,910
Accounts payable, related party	158	741
Derivative financial instruments	499	659
Accrued expenses	6,150	6,144
Accrued expenses, related parties	423	133
Current maturities of notes payable	6,506	6,506
Total current liabilities	15,729	18,093

Long Term Liabilities
Notes payable, less current maturities	33,065	29,227
Other long-term liabilities	6,150	5,840
Total long term liabilities	39,215	35,067

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	13,029	14,151
Total members' equity	100,194	101,316

Total Liabilities and Members' Equity	$155,138	$154,476

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

Revenues	$54,122	$55,472	$107,321	$128,008
Cost of Goods Sold
Cost of goods sold-non hedging	54,842	57,912	105,842	114,098
Realized & unrealized hedging losses (gains)	87	(1,526)	(229)	(1,809)
	54,929	56,386	105,613	112,289

Gross Margin (Loss)	(807)	(914)	1,708	15,719

General and administrative expenses	964	1,130	2,169	2,515

Operating Income (Loss)	(1,771)	(2,044)	(461)	13,204

Interest expense and other income, net	97	266	301	986
Change in fair value of put option liability	360	600	360	600
Loss from debt extinguishment	—	—	—	4,700

Net Income (Loss)	$(2,228)	$(2,910)	$(1,122)	$6,918

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	13,327	13,327	17,763
Income (loss) per unit - basic	$(167.18)	$(218.35)	$(84.19)	$519.10
Income (loss) per unit - diluted	$(167.18)	$(218.35)	$(84.19)	$445.70

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,122)	$6,918
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	5,878	5,774
Amortization	36	35
Loss from debt extinguishment	—	4,700
Change in fair value of put option liability	360	600
Change in other assets, net	(18)	—
(Increase) decrease in current assets:
Accounts receivable	(6,178)	1,289
Inventories	1,225	2,293
Prepaid expenses and other	(375)	(1,630)
Derivative financial instruments	12	364
Increase (decrease) in current liabilities:
Accounts payable	(2,500)	(1,426)
Derivative financial instruments	(160)	(2,173)
Accrued expenses	296	1,366
Increase (decrease) in other long-term liabilities	(50)	1,450
Net cash (used in) provided by operating activities	(2,596)	19,560

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,555)	(3,165)
Decrease in restricted cash	305	—
Net cash (used in) investing activities	(1,250)	(3,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	—	(13,327)
Proceeds from debt	68,830	63,797
Payments on debt	(64,992)	(69,382)
Net cash provided by (used in) financing activities	3,838	(18,912)

Net (decrease) in cash and cash equivalents	(8)	(2,517)

CASH AND CASH EQUIVALENTS
Beginning	3,030	9,267
Ending	$3,022	$6,750

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$663	$1,055

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and six months ended March 31, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2015 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grain (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices.  Marketing fees, agency fees, and commissions due to the marketer are paid separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold. Corn oil is sold directly by the Company to various customers, and revenue is recognized when such customer takes title to the corn oil, prices are fixed or determinable and collectability is reasonably assured.
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of March 31, 2016 and September 30, 2015, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company’s operations and cash flows are subject to fluctuations due to changes in commodity prices.  The Company is subject to market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  Exposure to commodity price risk results from the Company’s dependence on corn in the ethanol production process.  In general, rising corn prices might result in lower profit margins and, therefore, represent unfavorable market conditions.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, and global demand and supply.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of March 31, 2016, the Company was committed to sell 0.4 million gallons of ethanol, 0.1 million tons of distillers grains and 5.7 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2016, the Company was committed to purchasing 1.8 million bushels of corn on a forward contract basis resulting in a total commitment of $6.4 million. In addition, the Company was committed to purchase 1.9 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2016 and September 30, 2015 at market value are as follows:

	Balance Sheet Classification	March 31, 2016	September 30, 2015
		in 000's	in 000's
Futures and option contracts
In gain position		$418	$572
In loss position		(153)	(81)
Cash held by broker		542	328
	Current asset	807	819

Forward contracts, corn	Current liability	499	659

Net futures, options, and forward contracts		$308	$160
The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and six months ended March 31, 2016 and 2015 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$525	$(960)	$1,404	$(2,172)
Futures and option corn contracts	Cost of Goods Sold	(438)	(566)	(1,633)	363

Inventory
Inventory is stated at the lower of cost or market value using the average cost method.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments.
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value increased from September 30, 2015 to March 31, 2016 by $360,000.
The carrying account of the note payable approximates fair value, as the interest rate is a floating rate. The terms are consistent with those available in the market as of March 31, 2016 and September 30, 2015.

Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. The put option adjustment is excluded from the three months and six months ended March 31, 2016 because it would be anti-dilutive. Units from the convertible term notes (paid in full in December 2014) are considered unit equivalents and are considered in the diluted income per unit comparison. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Numerator:
Net income (loss) for basic earnings per unit	$(2,228)	$(2,910)	$(1,122)	$6,918
Interest expense on convertible term note	—	—	—	399
Change in fair value of put option liability	—	—	—	600
Net income for diluted earnings per unit	$(2,228)	$(2,910)	$(1,122)	$7,917

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	13,327	13,327	17,763
Income per unit - basic	$(167.18)	$(218.35)	$(84.19)	$519.10
Income per unit - diluted	$(167.18)	$(218.35)	$(84.19)	$445.70

Note 3:  Inventory
Inventory is comprised of the following:

	March 31, 2016	September 30, 2015
	(000's)	(000's)
Raw Materials - corn	$3,644	$3,390
Supplies and Chemicals	3,999	3,098
Work in Process	1,527	1,496
Finished Goods	3,903	6,314
Total	$13,073	$14,298

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

As of March 31, 2016, there was $21.9 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	March 31, 2016	September 30, 2015
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (3.79% at March 31, 2016)	$21,000	$24,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (3.79% at March 31, 2016)	14,138	6,894
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	4,433	4,839
	39,571	35,733
Less Current Maturities	6,506	6,506
Total Long Term Debt	$33,065	$29,227

The approximate aggregate maturities of notes payable as of March 31, are as follows:

2017	$6,506

2018	6,527

2019	6,549

2020	3,571

2021	14,721

2022 and Thereafter	1,697

Total	$39,571

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and September 30, 2015, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$418		$—

Liabilities:
Derivative financial instruments	153	499	—
Put option liability	—	—	6,000

	September 30, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$572	$—	$—

Liabilities:
Derivative financial instruments	81	659	—
Put option liability	—	—	5,640

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at March 31, 2016 and September 30, 2015

	March 31, 2016	September 30, 2015
Put option assumptions:
Expected dividend yield	—	—
Risk-free interest rate	0.41%	0.41%
Expected volatility	36%	36%
Expected life (years)	0.75	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,400	$6,300

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three and six months ended March 31, 2016 and March 31, 2015:

	Three Months Ended		Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Beginning Balance	$5,640	$4,700	$5,640	$—
Put Option Issued	—	—	—	4,700
Change in Value	360	600	360	600
Ending Balance	$6,000	$5,300	$6,000	$5,300

Note 6:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company has incurred ethanol marketing expenses of $375,000 and  $234,431 during the three months ended March 31, 2016 and 2015, respectively and $785,138 and $546,513 during the six months ended March 31, 2016 and 2015, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement were $180,000 and $273,903 for the three months ended March 31, 2016 and 2015, respectively and $322,395 and $606,361 during the six months ended March 31, 2016 and 2015, respectively.
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
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distillers Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distillers grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company has incurred distillers grains marketing expenses of $298,167 and $344,116 during the three months ended March 31, 2016 and 2015, respectively and expenses of $628,550 and $648,697 during the six months ended March 31, 2016 and 2015, respectively.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2015, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under the terminated Corn Oil Agency Agreement were $67,070 for the six months ended March 31, 2015, and $0 for all other time periods
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. The Company entered into a one year sublease for 147 hopper cars with Bunge that expired September 14, 2015. The Company has subleased another 53 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. Expenses under the Railcar Agreement were $1.1 million and $0.8 million for the three months ended March 31, 2016 and March 31, 2015, net of subleases and accretion, respectively, and expenses were $1.9 million and $1.6 million for the six months ended March 31, 2016 and 2015, net of subleases and accretion, respectively. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2016 and beyond.
Note 7: Major Customer
The Company is party to the Ethanol and DG Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Until December 5, 2014, the Company was

also a party to the Corn Oil Agency Agreement with Bunge providing for the purchase by Bunge of all corn oil produced by the Company. Revenues from Bunge were $51.9 million and $53.4 million for the three months ended March 31, 2016 and 2015, respectively, and $103.0 million and $122.9 million for the six months ended March 31, 2016 and 2015 respectively.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us")contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in federal mandates relating to the blending of ethanol with gasoline;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets; and

•	Negative impacts on distillers grain prices and demand resulting from the Chinese antidumping and countervailing duty investigation.

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

Beginning in January 2016, various ethanol and agricultural industry groups have recently petitioned a federal appeals court to hear a legal challenge to the EPA Final Rule. In addition, various representatives of the oil industry have also filed challenges to the EPA Final Rule. If the EPA’s decision to reduce the volume requirements under the RFS2 is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Industry Factors Affecting our Results of Operations

•
Ethanol prices have decreased 8.6% during the three months ended March 31, 2016, from the same period in the previous fiscal year. This was due to an increased supply of ethanol and reduced prices for crude oil and gasoline prices, and ethanol’s correlation to the oil and gasoline markets.

•	Industry-wide production outpaced domestic consumption and net exports during the three months ended March 31, 2016, further increasing the domestic supply of ethanol.

•	The reduction of the volume requirements in the EPA Final Rule discussed above has also had a negative effect on ethanol prices.

•
The combination of the reduced volume requirements in the EPA Final Rule and the low gasoline prices has resulted in a decrease of voluntary use of ethanol by many renewable fuel blenders in excess of the volume requirements due to the reduced spread between the price of ethanol and gasoline.

Despite the substantial ethanol price decreases, management currently believes that the ethanol outlook for the third quarter of our fiscal year ending September 30, 2016 ("Fiscal 2016") will be relatively flat due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2015/16 ending corn stocks of 1.9 billion bushels, and forecast a 2015/16 corn supply of 13.6 billion bushels, suggesting stable corn prices through Fiscal 2016.

•	Gasoline demand continues to increase over 2015 levels as a result of low gasoline prices which may lead to increased demand for ethanol which could positively impact the market price for ethanol.

•
Exports of ethanol have provided some offset for the lower ethanol prices and lower gasoline prices, which could result in increased demand of ethanol, which could positively impact ethanol demand and price.

However, despite the flat outlook for ethanol, our margins will remain tight; continued low prices for crude oil and unleaded gasoline or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol, which could adversely impact our profitability during Fiscal 2016. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further impact the price of ethanol.
Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices, adversely impacting the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains may experience further declines in the near term due to potentially decreased exports to China as a result of the Chinese antidumping and countervailing duty investigation into distillers grains produced in the U.S., which China initiated in January 2016. Exports to China could further decrease if the investigation results in the imposition of antidumping tariffs on U.S. distillers grains. China has historically been one of the largest importers of domestically produced distillers grains. Reduced demand from China combined with lower corn and soybean prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.
Corn oil prices have also been adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production. However, management currently believes that the renewal of the biodiesel blenders’ tax credit for 2016 may lead to increased biodiesel production which could result in increased demand for corn oil. This may offset or decrease the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$54,122	100.0%	$55,472	100.0%
Cost of Goods Sold
Material Costs	41,060	75.9%	40,411	72.8%
Variable Production Expense	7,210	13.3%	8,352	15.1%
Fixed Production Expense	6,659	12.3%	7,623	13.7%
Gross (Loss) Margin	(807)	(1.5)%	(914)	(1.6)%
General and Administrative Expenses	964	1.8%	1,130	2.0%
Interest Expense and Other Income, net	97	0.2%	266	0.5%
Change in fair value of put option liability	360	0.6%	600	1.1%
Net Income (Loss)	$(2,228)	(4.1)%	$(2,910)	(5.2)%

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2016 and 2015.

	Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$107,321	100.0%	$128,008	100.0%
Cost of Goods Sold
Material Costs	77,178	71.9%	79,196	61.9%
Variable Production Expense	15,012	14.0%	18,634	14.6%
Fixed Production Expense	13,423	12.5%	14,459	11.3%
Gross (Loss) Margin	1,708	1.6%	15,719	12.3%
General and Administrative Expenses	2,169	2.0%	2,515	2.0%
Interest Expense and Other Income, net	301	0.3%	986	0.8%
Loss from debt extinguishment	—	—	4,700	3.7%
Change in fair value of put option liability	360	0.3%	600	0.5%
Net Income (Loss)	$(1,122)	(1.0)%	$6,918	5.4%
Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues.The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and distillers grains. The decrease in revenue from the three months ended March 31, 2016 compared to 2015 was due to the average price per gallon of ethanol decreasing by approximately 8.6%, a decrease in the average price per ton of distillers grains of approximately 10.9%, mitigated by a 9.4% increase in gallons of ethanol sold during the three months ended March 31, 2016 over the three months ended March 31, 2015. Corn oil revenue increased 8.0% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

The decrease in revenue from the six months ended March 31, 2016 compared to 2015 was due to the average price per gallon of ethanol decreasing by approximately 13.6% from the six months ended March 31, 2016 compared to the six months ended March 31, 2015 and a decrease in the average price per ton of distillers grains of approximately 4.9%. There was a 4.7% decrease in gallons of ethanol sold during the six months ended March 31, 2016 compared to the six months ended March 31, 2015. Corn oil revenue decreased by 12.6% in the six months ended March 31, 2016 compared to the six months ended March 31, 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$42,043	77.7%	$42,062	75.8%
Distillers Grains	9,654	17.8%	11,173	20.2%
Corn Oil	2,091	3.9%	1,936	3.5%
Other	334	0.6%	301	0.5%

	Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$83,625	78.0%	$101,660	79.4%
Distillers Grains	19,043	17.7%	21,250	16.6%
Corn Oil	3,986	3.7%	4,560	3.6%
Other	667	0.6%	538	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 101.5% and 101.6% for the three months ended March 31, 2016 and 2015, respectively and 98.5% and 87.7% for the six months ended March 31, 2016 and 2015, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 5.0% in the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and decreased 0.3% for the six months ended March 31, 2016 from 2015, respectively. The amount of bushels of corn used in ethanol sold increased by 9.7% in the three months ended March 31, 2016 from 2015 and decreased 3.6% in the six months ended March 31, 2016 and 2015, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an increase of $87 thousand in our cost of goods sold for the three months ended March 31, 2016, compared to a decrease of $1.5 million in our cost of goods sold for the three months ended March 31, 2015.  In the six months ended March 31, 2016, the realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a decrease of $229 thousand in our cost of goods sold for the six months ended March 31, 2016,compared to a decrease of $1.8 million in our cost of goods sold for the six months ended March 31, 2015. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a decrease when comparing the three months ended March 31, 2016 to the three months ended March 31, 2015 and for the six months ended March 31, 2016 to the six months ended March 31, 2015 due to significantly lower chemical costs and energy costs and as a result of a lower gas prices during the three months and six months ended March 31, 2016. Our average steam and natural gas energy cost decreased 31.0% per MMBTU comparing the three months ended March 31, 2016 to the three months ended March 31, 2015 and decreased 35.1% per MMBTU comparing the six months ended March 31, 2016 to 2015.
Fixed production expenses showed a decrease when comparing the three months ended March 31, 2016 to the three months ended March 31, 2015 and for the six months ended March 31, 2016 to the six months ended March 31, 2015 due to the timing of the spring shutdown. In 2016, the shutdown was to start in the first week of April, but in 2015, occurred in the last week of March.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2016 decreased 14.7% compared to the three months ended March 31, 2015, and decreased 13.8% compared to the six months ended March 31, 2015 as management continues to analyze discretionary expenses to keep costs down.
Other Expense

Our other expenses were approximately $0.1 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, and were approximately 0.2% and 0.5% of our revenues for the three months ended March 31, 2016 and 2015, respectively.  For the six months ended March 31, 2016, our other expenses were $0.3 million and $1.0M, which is approximately 0.3% and 0.8% of our revenues. The reduction in other expenses is largely due to the reduced interest expense resulting from the December 2014 repayment of subdebt.
Loss from debt extinguishment and change in fair value of put option liability

There was a $360,000 increase in the fair value of the put option liability with ICM, entered into during December, 2014, during the three months and six months ended March 31, 2016. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.
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

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015

EBITDA
Net Income (Loss)	$(2,228)	$(2,910)	$(1,122)	$6,918
Interest Expense	364	391	700	1,118
Depreciation	2,939	2,882	5,878	5,774
EBITDA	1,075	363	5,456	13,810

Unrealized Hedging (Gain) Loss	230	71	209	(1,411)
Loss from debt extinguishment	—	—	—	4,700
Change in fair value of put option liability	360	600	360	600

Modified EBITDA	$1,665	$1,034	$6,025	$17,699

Modified EBITDA per unit - basic	$124.93	$77.59	$452.09	$1,328.06

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
As of March 31, 2016, we had a cash balance of $3.0 million, $21.9 million available under the Revolving Term Loan and working capital of $11.8 million.

During the third quarter of Fiscal 2016, we estimate that we will require approximately $36.1 million for our primary input of corn and $3.3 million for our energy sources of electricity, steam, and natural gas.
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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

 From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2015 or in the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2015 and there were no material developments to such matters.

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item IA of our Form 10-K for the fiscal year ended September 30, 2015 other than as provided below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

The Chinese antidumping and countervailing duty investigation may negatively impact distillers grains demand and prices. China is the world's largest importer of distillers grains produced in the United States. On January 12, 2016, the Chinese government announced its decision to initiate an antidumping and countervailing duty investigation related to distillers grains imported from the United States. While the investigation is pending, it is likely that distillers grains exports to China will be reduced. Further, if China introduces a tariff on distillers grains produced in the United States and exported to China, demand from the largest source of exports of U.S. produced distillers grains would likely be materially reduced. This antidumping and countervailing duty investigation could significantly decrease demand and prices for distillers grains produced in the United States. The potential reduction in demand from China combined with lower domestic corn prices could negatively impact the price and demand for our distillers grains and our financial performance.

The introduction of Iranian oil into the market could negatively impact gasoline and ethanol prices. The United States recently lifted sanctions on Iran which had historically prevented the import of Iranian oil into the United States. Many other nations which had similar bans on Iranian oil, preventing Iran from exporting a significant amount of oil into the world market, have also eliminated such bans. As a result of the lifting of these sanctions, additional Iranian oil may be introduced into the world market which could result in lower oil prices. The introduction of Iranian oil exports would further reduce oil prices and increase the world supply of oil when oil prices are already seeing historic low and world supplies of oil are already high. Lower oil prices have resulted in lower priced gasoline which has had an adverse impact on ethanol prices and demand. The continuation of these lower gasoline prices or any further decreases in gasoline prices will continued to adversely impact the price of ethanol which could negatively impact our financial performance.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 12, 2016	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	May 12, 2016	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer