Form 10-Q
period 2016-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2016-08-03
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2016

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

As of June 30, 2016, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2016	September 30, 2015
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,016	$3,030
Restricted cash	—	305
Accounts receivable	477	348
Accounts receivable, related party	13,303	3,416
Derivative financial instruments	1,534	819
Inventory	13,431	14,298
Prepaid expenses and other	656	327
Total current assets	32,417	22,543

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	217,034	213,552
Office and other equipment	1,200	1,128
	220,298	216,744
Accumulated depreciation	(96,144)	(87,324)
Net property, plant and equipment	124,154	129,420

Other Assets
Financing costs, net of accumulated amortization of $144 and $90, respectively	293	347
Other assets	2,157	2,166
	2,450	2,513
Total Assets	$159,021	$154,476

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2016	September 30, 2015
	(Unaudited)
Current Liabilities
Accounts payable	$2,022	$3,910
Accounts payable, related party	180	741
Derivative financial instruments	3,039	659
Accrued expenses	5,803	6,144
Accrued expenses, related parties	412	133
Current maturities of notes payable	6,511	6,506
Total current liabilities	17,967	18,093

Long Term Liabilities
Notes payable, less current maturities	35,008	29,227
Other long-term liabilities	6,125	5,840
Total long term liabilities	41,133	35,067

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	12,756	14,151
Total members' equity	99,921	101,316

Total Liabilities and Members' Equity	$159,021	$154,476

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenues	$58,128	$58,235	$165,449	$186,243
Cost of Goods Sold
Cost of goods sold-non hedging	56,287	51,238	162,129	165,336
Realized & unrealized hedging losses (gains)	614	(752)	385	(2,561)
	56,901	50,486	162,514	162,775

Gross Margin	1,227	7,749	2,935	23,468

General and administrative expenses	1,104	1,256	3,273	3,771

Operating Income (Loss)	123	6,493	(338)	19,697

Interest expense and other income, net	396	402	697	1,388
Change in fair value of put option liability	—	—	360	600
Loss from debt extinguishment	—	—	—	4,700

Net Income (Loss)	$(273)	$6,091	$(1,395)	$13,009

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,039	13,327	16,522
Income (loss) per unit - basic	$(20.48)	$457.04	$(104.67)	$976.14
Income (loss) per unit - diluted	$(20.48)	$433.86	$(104.67)	$847.84

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,395)	$13,009
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	8,820	8,624
Amortization	54	53
Loss from debt extinguishment	—	4,700
Change in fair value of put option liability	360	600
Change in other assets, net	9	—
(Increase) decrease in current assets:
Accounts receivable	(10,016)	729
Inventories	867	(3,142)
Prepaid expenses and other	(329)	(3,072)
Derivative financial instruments	(715)	146
Increase (decrease) in current liabilities:
Accounts payable	(2,449)	(813)
Derivative financial instruments	2,380	(2,436)
Accrued expenses	(62)	3,143
(Decrease) in other long-term liabilities	(75)	(75)
Net cash (used in) provided by operating activities	(2,551)	21,466

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,554)	(2,828)
Purchases of other assets	—	(500)
Decrease in restricted cash	305	—
Net cash (used in) investing activities	(3,249)	(3,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	—	(13,327)
Proceeds from debt	126,224	105,924
Payments on debt	(120,438)	(116,964)
Net cash provided by (used in) financing activities	5,786	(24,367)

Net (decrease) in cash and cash equivalents	(14)	(6,229)

CASH AND CASH EQUIVALENTS
Beginning	3,030	9,267
Ending	$3,016	$3,038

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,005	$1,443

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and nine months ended June 30, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2015 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Revenue Recognition
The Company sells ethanol and related products (other than corn oil) pursuant to marketing agreements.  Revenues are recognized when the marketing company (the “customer”) has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.
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
Accounts Receivable
Trade accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the trade accounts are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of June 30, 2016 and September 30, 2015, management had determined no allowance was necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company’s operations and cash flows are subject to fluctuations due to changes in commodity prices.  The Company is subject to market risk with respect to the price of ethanol and ethanol byproducts and the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  Exposure to commodity price risk results from the Company’s dependence on corn in the ethanol production process.  In general, rising corn prices might result in lower profit margins and, therefore, represent unfavorable market conditions.  The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade, and global demand and supply.

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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of June 30, 2016, the Company was committed to sell 10.9 million gallons of ethanol, 0.1 million tons of distillers grains and 2.4 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2016, the Company was committed to purchasing 6.0 million bushels of corn on a forward contract basis resulting in a total commitment of $23.3 million. In addition, the Company was committed to purchase 0.8 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2016 and September 30, 2015 at market value are as follows:

	Balance Sheet Classification	June 30, 2016	September 30, 2015
		in 000's	in 000's
Futures and option contracts
In gain position		$1,815	$572
In loss position		(329)	(81)
Cash held by broker		48	328
	Current asset	1,534	819

Forward contracts, corn	Current liability	3,039	659

Net futures, options, and forward contracts		$(1,505)	$160
The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and nine months ended June 30, 2016 and 2015 consist of the following:

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$3,150	$(1,703)	$4,554	$(3,875)
Futures and option corn contracts	Cost of Goods Sold	(2,536)	951	(4,169)	1,314
Futures and option ethanol contracts	Revenue	429	—	429	—

Inventory
Inventory is stated at the lower of cost or market value using the average cost method.
Fair value of financial instruments
The carrying amounts of cash and cash equivalents, derivative financial instruments, accounts receivable, accounts payable and accrued expenses approximate fair value due to the short term nature of these instruments.
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value increased from September 30, 2015 to June 30, 2016 by $0.4 million.
The carrying account of the note payable approximates fair value, as the interest rate is a floating rate. The terms are consistent with those available in the market as of June 30, 2016 and September 30, 2015.

Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. The put option adjustment is excluded from the three months and nine months ended June 30, 2016 because it would be anti-dilutive. Units from the convertible term notes (paid in full in December 2014) are considered unit equivalents and are considered in the diluted income per unit comparison. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income (loss) for basic earnings per unit	$(273)	$6,091	$(1,395)	$13,009
Interest expense on convertible term note	—	—	—	399
Change in fair value of put option liability	—	—	—	600
Net income (loss) for diluted earnings per unit	$(273)	$6,091	$(1,395)	$14,008

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,039	13,327	16,522
Income (loss) per unit - basic	$(20.48)	$457.04	$(104.67)	$976.14
Income (loss) per unit - diluted	$(20.48)	$433.86	$(104.67)	$847.84

Note 3:  Inventory
Inventory is comprised of the following:

	June 30, 2016	September 30, 2015
	(000's)	(000's)
Raw Materials - corn	$5,384	$3,390
Supplies and Chemicals	3,296	3,098
Work in Process	1,517	1,496
Finished Goods	3,234	6,314
Total	$13,431	$14,298

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
The Company has a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the original amount of $30.0 million (the “Term Loan”) and a revolving term loan in the original amount of up to $36.0 million (the “Revolving Term Loan”, together with the Term Loan, the “ FCSA Credit Facility ”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for quarterly payments by the Company to FCSA of $1.5 million, with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires reductions in principal availability in increments of $6.0 million each June 1 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of June 30, 2016, there was $18.3 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	June 30, 2016	September 30, 2015
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (3.81% at June 30, 2016)	$19,500	$24,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (3.81% at June 30, 2016)	17,710	6,894
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	4,309	4,839
	41,519	35,733
Less Current Maturities	6,511	6,506
Total Long Term Debt	$35,008	$29,227

The approximate aggregate maturities of notes payable as of June 30, are as follows:

2017	$6,511

2018	6,532

2019	6,554

2020	2,077

2021	585

2022 and Thereafter	19,260

Total	$41,519

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and September 30, 2015, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	June 30, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,815	$—	$—

Liabilities:
Derivative financial instruments	329	3,039	—
Put option liability	—	—	6,000

	September 30, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$572	$—	$—

Liabilities:
Derivative financial instruments	81	659	—
Put option liability	—	—	5,640

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at June 30, 2016 and September 30, 2015

	June 30, 2016	September 30, 2015
Put option assumptions:
Expected dividend yield	—	—
Risk-free interest rate	0.41%	0.41%
Expected volatility	36%	36%
Expected life (years)	0.75	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,400	$6,300

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Beginning Balance	$6,000	$5,300	$5,640	$—
Put Option Issued	—	—	—	4,700
Change in Value	—	—	360	600
Ending Balance	$6,000	$5,300	$6,000	$5,300

Note 6:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company has incurred ethanol marketing expenses of $0.4 million and  $0.2 million during the three months ended June 30, 2016 and 2015, respectively and $1.2 million and $0.8 million during the nine months ended June 30, 2016 and 2015, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, and that the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement were $0.2 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively and $0.5 million and $0.8 million during the nine months ended June 30, 2016 and 2015, respectively.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  Consistent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this agreement, the Company will originate all Enogen Corn contracts for its facility and Bunge will assist the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company will pay Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distillers Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distillers grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company has incurred distillers grains marketing expenses of $0.3 million and $0.4 million during the three months ended June 30, 2016 and 2015, respectively and expenses of $0.9 million and $1.0 million during the nine months ended June 30, 2016 and 2015, respectively.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2015, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under the terminated Corn Oil Agency Agreement were $0.1 million for the nine months ended June 30, 2015, and $0 for all other time periods
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. Expenses under the Railcar Agreement were $1.2 million and $0.8 million for the three months ended June 30, 2016 and June 30, 2015, net of subleases and accretion, respectively, and expenses were $3.1 million and $2.4 million for the nine months ended June 30, 2016 and 2015, net of subleases and accretion, respectively. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2016 and beyond.
Note 7: Major Customer
The Company is party to the Ethanol and DG Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Until December 5, 2014, the Company was

also a party to the Corn Oil Agency Agreement with Bunge providing for the purchase by Bunge of all corn oil produced by the Company. Revenues from Bunge were $56.1 million and $55.8 million for the three months ended June 30, 2016 and 2015, respectively, and $159.1 million and $178.6 million for the nine months ended June 30, 2016 and 2015 respectively.

Note 8: Subsequent Event

On July 15, 2016, the SIRE Board of Directors declared a distribution of $250per unit to its members. The distributions are expected to be paid on or around August 15, 2016 to members of record on July 15, 2016. Based on the current number of units outstanding, the aggregate payment will be approximately $3.3 million.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us")contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

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

Recent Events

On July 15, 2016, our Board of Directors declared a distribution of $250 per unit to its members.  The distributions are expected to be paid on or around August 15, 2016 to members of record on July 15, 2016.  Based on the current number of units outstanding, the aggregate payment will be approximately $3.3 million.

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

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the EPA Final Rule. In addition, various representatives of the oil industry have also filed challenges to the EPA Final Rule.

On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 (the “Proposed 2017 Rule”). The Proposed 2017 Rule sets the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol, which is below the statutory mandate for 2017 of 24 billion gallons per year, of which 15 billion gallons may be met with corn-based ethanol. The public comment period for the Proposed 2017 Rule was open until July 11, 2016. The EPA is expected to finalize the Proposed 2017 Rule in response to public comments by November 30, 2016. Various ethanol and other industry groups submitted public comments to the EPA urging the EPA to adjust the volume requirements set forth in the EPA Final Rules and the Proposed 2017 Rule to conform to the statutory requirements.

If the EPA’s decision to reduce the volume requirements under the RFS2 is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Industry Factors Affecting our Results of Operations

•
Ethanol prices increased 2.1% during the three months ended June 30, 2016, from the same period in the previous fiscal year. This was due to a slight increase in prices for crude oil and gasoline prices due to anticipated summer driving volumes, and ethanol’s correlation to the oil and gasoline markets. However, despite this modest increase in ethanol prices, the following factors continue to adversely impact the price of ethanol:

•	Industry-wide production outpaced domestic consumption and net exports during the three months ended June 30, 2016, further increasing the domestic supply of ethanol.

•	The reduction of the volume requirements in the EPA Final Rule and the Proposed 2017 Rule discussed above continues to be a factor impacting ethanol prices.

Although ethanol prices remain low as compared to historical average prices, management currently believes that the ethanol outlook for the fourth quarter of our fiscal year ending September 30, 2016 ("Fiscal 2016") will be relatively flat and not experience further decline due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2015/16 ending corn stocks was lowered to 1.7 billion bushels, and forecast a 2015/16 corn supply of 13.6 billion bushels, and lowered corn prices through Fiscal 2016.

•
Gasoline demand continues to increase over 2015 levels as a result of low gasoline prices which may lead to increased demand for ethanol which could positively impact the market price for ethanol, especially during the summer driving season when gasoline demand tends to increase

•
Global demand as reported by the U.S. Department of Energy, International Energy Statistics, continues to increase at approximately 2% to 3% per year as countries, such as Argentina, increase ethanol blending mandates which provides U.S. producers an opportunity to participate in such growth through exports.

•
Ethanol has resumed trading at a discount to gasoline, after trading at a premium since September 2015, which should improve the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline.

However, despite certain favorable market conditions and the flat outlook for ethanol, we believe that our margins will remain tight. Continued low prices for crude oil and unleaded gasoline or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol, which could adversely impact our profitability during the upcoming fourth quarter of Fiscal 2016. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.
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

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$58,128	100.0%	$58,235	100.0%
Cost of Goods Sold
Material Costs	41,785	71.9%	36,455	62.6%
Variable Production Expense	7,093	12.2%	7,668	13.2%
Fixed Production Expense	8,023	13.8%	6,363	10.9%
Gross Margin	1,227	2.1%	7,749	13.3%
General and Administrative Expenses	1,104	1.9%	1,256	2.2%
Interest Expense and Other Income, net	396	0.7%	402	0.7%
Change in fair value of put option liability	—	—%	—	—%
Net Income (Loss)	$(273)	(0.5)%	$6,091	10.5%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2016 and 2015.

	Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$165,449	100.0%	$186,243	100.0%
Cost of Goods Sold
Material Costs	118,963	71.9%	115,651	62.1%
Variable Production Expense	22,105	13.4%	26,302	14.1%
Fixed Production Expense	21,446	13.0%	20,822	11.2%
Gross Margin	2,935	1.8%	23,468	12.6%
General and Administrative Expenses	3,273	2.0%	3,771	2.0%
Interest Expense and Other Income, net	697	0.4%	1,388	0.7%
Loss from debt extinguishment	—	—	4,700	2.5%
Change in fair value of put option liability	360	0.2%	600	0.3%
Net Income (Loss)	$(1,395)	(0.8)%	$13,009	7.0%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart above displays statistical information regarding our revenues.The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and distillers grains, with ethanol prices remaining low and a substantial decrease in the average price per ton received for our distiller grains. The increase in revenue from the three months ended June 30, 2016 compared to the same period in 2015 was due to a 2.1% price increase during the three month period and a 4.7% increase in gallons of ethanol sold. This was somewhat offset by a decrease in the average price per ton of distillers grains of approximately 30.7%, even on a 11.1% increase in volume. Corn oil revenue increased 3.3% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 due to higher corn oil prices we believe is due to increased demand resulting from the surge in biodiesel production in response to the renewal of the biodiesel blender's tax credit for 2016 and its retroactive application to 2015.

The decrease in revenue from the nine months ended June 30, 2016 compared to 2015 was due to the average price per gallon of ethanol decreasing by approximately 9.0% and a decrease in the average price per ton of distillers grains of approximately 14.8%. There was also a 1.5% decrease in gallons of ethanol sold during the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. Corn oil revenue decreased by 7.2% in the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$45,198	77.8%	$42,341	72.7%
Distillers Grains	10,200	17.5%	13,229	22.7%
Corn Oil	2,401	4.1%	2,324	4.0%
Other	329	0.6%	341	0.6%

	Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$128,822	77.8%	$144,000	77.3%
Distillers Grains	29,243	17.7%	34,479	18.5%
Corn Oil	6,387	3.9%	6,885	3.7%
Other	997	0.6%	879	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 97.9% and 86.7% for the three months ended June 30, 2016 and 2015, respectively and 98.2% and 87.4% for the nine months ended June 30, 2016 and 2015, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 4.4% in the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and increased 1.9% for the nine months ended June 30, 2016 from 2015, respectively. The amount of bushels of corn used in ethanol sold decreased by 1.3% in the three months ended June 30, 2016 from 2015 and decreased 1.3% in the nine months ended June 30, 2016 and 2015, respectively.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in an increase of $0.6 million in our cost of goods sold for the three months ended June 30, 2016, compared to a decrease of $0.8 million in our cost of goods sold for the three months ended June 30, 2015.  In the nine months ended June 30, 2016, the realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a increase of $0.4 million in our cost of goods sold ,compared to a increase of $2.6 million in our cost of goods sold for the nine months ended June 30, 2015. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a decrease when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 and for the nine months ended June 30, 2016 to the nine months ended June 30, 2015 due to significantly lower chemical costs and energy costs and as a result of a lower natural gas prices during the three months and nine months ended June 30, 2016. Our average steam and natural gas energy cost decreased 17.2% comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 and decreased 30.5% comparing the nine months ended June 30, 2016 to the nine months ended June 30, 2015.
Fixed production expenses showed an increase when comparing the three months ended June 30, 2016 to the three months ended June 30, 2015 due to the timing of the spring shutdown. In 2016, the shutdown was tthe first week of April, but in 2015, occurred in the last week of March. Fixed production expenses increased for the nine months ended June 30, 2016 to the nine months ended June 30, 2015 due to the expiration of the railcar sublease for 147 hopper cars with Bunge that expired in Sepember 2015.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2016 decreased 12.1% compared to the three months ended June 30, 2015, and decreased 13.2% compared to the nine months ended June 30, 2015 as management continues to analyze and manage discretionary expenses to keep costs down.
Other Expense

Our other expenses were approximately $0.4 million for the three months ended June 30, 2016 and 2015, and were approximately 0.7% of our revenues for the three months ended June 30, 2016 and 2015, .  For the nine months ended June 30,

2016, our other expenses were $0.7 million and $1.4 million, which is approximately 0.4% and 0.7% of our revenues. The reduction in other expenses is largely due to the reduced interest expense resulting from the December 2014 repayment of subdebt.
Loss from debt extinguishment and change in fair value of put option liability

There was a $0 and $0.4 million, respectively, increase in the fair value of the put option liability with ICM, entered into during December, 2014, during the three months and nine months ended June 30, 2016. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.
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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

EBITDA
Net Income (Loss)	$(273)	$6,091	$(1,395)	$13,009
Interest Expense	372	407	1,072	1,525
Depreciation	2,942	2,851	8,820	8,624
EBITDA	3,041	9,349	8,497	23,158

Unrealized Hedging (Gain) Loss	1,320	39	1,385	(1,373)
Loss from debt extinguishment	—	—	—	4,700
Change in fair value of put option liability	—	—	360	600

Modified EBITDA	$4,361	$9,388	$10,242	$27,085

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
As of June 30, 2016, we had a cash balance of $3.0 million, $18.3 million available under the Revolving Term Loan and working capital of $14.5 million.

During the fourth quarter of Fiscal 2016, we estimate that we will require approximately $36.5 million for our primary input of corn and $3.9 million for our energy sources of electricity, steam, and natural gas.
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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

 From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2015 or in the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2016 and there were no material developments to such matters.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 3, 2016	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	August 3, 2016	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer