Form 10-K
period 2016-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2016-12-16
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2016, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $50,360,800.
As of September 30, 2016, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
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

Item 1.   Business.
The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company operates a 125 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, and corn oil in the United States, Mexico and the Pacific Rim.
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
We are a party to an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a significant equity holder, for the lease of 325 ethanol cars and 298 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, we leased railcars for terms lasting 120 months which continues on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge or third parties from time to time when the cars are not in use in our operations. We work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. During the fiscal year ended September 30, 2016, we subleased 92 hopper cars to two separate third parties.
Employees
We had 61 full time employees, as of September 30, 2016.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
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
We produced 122.3 million and 122.9 million gallons of ethanol for the fiscal years ended September 30, 2016 ("Fiscal 2016") and September 30, 2015 (“Fiscal 2015”), respectively, and approximately 77.4% and 76.7% of our revenue was derived from the sale of ethanol in Fiscal 2016 and 2015, respectively.
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

In Fiscal 2016, we sold 1.7% more distillers grains compared to Fiscal 2015. Approximately 18.1% and 19.0% of our revenue was derived from the sale of distillers grains in Fiscal 2016 and 2015, respectively.
Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 4.2% more corn oil in Fiscal 2016 than in Fiscal 2015, with approximately 3.9% and 3.8% of our revenue generated from corn oil sales, respectively.
Carbon Dioxide
In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc, formerly known as EPCO Carbon Dioxide Products, Inc. ("Air Products") under which we agreed to supply, and Air Products agreed to purchase, a portion of raw CO2 gas produced by our Facility. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted Air Products a non-exclusive right of entry and license to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site near our Facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the CO2 Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then current term.

Air Products pays us a base price per ton, which acts as a floor price, Air Products will pay us an additional amount based on Air Products profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which Air Products agrees to pay us for a minimum number of tons each year. CO2 was 0.3% and 0.2% of our revenue generated in Fiscal 2016 and Fiscal 2015, respectively.

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
Over the past fiscal year, exports of ethanol have increased with Canada receiving the largest percentage of ethanol produced in the United States, and China and Brazil in second and third place, respectively. India, South Korea, the Philippines, Peru and Mexico have also been top destinations for ethanol exports. However, ethanol export demand is more unpredictable than domestic demand, and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For instance, a strong U.S. Dollar is an example of a force that may negatively impact ethanol exports from the United States.

Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exporting has increased and may continue to increase as worldwide acceptance grows. The United States ethanol industry exported a significant amount of distillers grains to China and Mexico during Fiscal 2016 with South Korea and Vietnam also receiving notable amounts; however, exports of distillers grains weakened towards the end of Fiscal 2016. Earlier this year, China began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller’s grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The imposition of these duties is expected to result in a further decline in demand from this top importer requiring United States producers to seek out alternatives markets. The strength of the

U.S. dollar also contributed to decreased distillers grain exports as well as weak economic conditions in China and Europe. The U.S. ethanol industry continued to export levels of distillers grains similar to 2015 levels, with primary recipients being China, Mexico, Vietnam, South Korea, Thailand and Turkey.
We sell carbon dioxide directly to Air Products and we market and distribute all of the corn oil we produce directly to end users in the domestic market.
Distribution Methods
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election to terminate.
We entered into a Distillers Grain Purchase Agreement, as amended (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from us and we are obligated to sell to Bunge all distillers grains produced at our Facility.
The initial term of the DG Agreement runs until December 31, 2019, and will automatically renew for one additional five year terms unless Bunge provides the Company with notice of election to terminate.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company. Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum and maximum amount. Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other access charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.
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
Raw Materials
Corn Requirements

The principal raw material necessary to produce ethanol, distillers grain and corn oil is corn. We are significantly dependent on the availability and price of corn which are affected by supply and demand factors such as crop production, carryout, exports, government policies and programs, risk management and weather.  With the volatility of the weather and commodity markets, we cannot predict the future price of corn. Because the market price of ethanol is not directly related to corn prices, we, like most ethanol producers, are not able to compensate for increases in the cost of corn through adjustments in our prices for our ethanol although we do see increases in the prices of our distillers grain during times of higher corn prices. However, given that ethanol sales comprise a majority of our revenues, our inability to adjust our ethanol prices can result in a negative impact on our profitability during periods of high corn prices.

In October 2016, the United States Department of Agriculture (the “USDA”) revised their estimates for the 2016/2017 corn crop at 15.2 billion bushels with yields averaging 175.3 bushels per acre. These projections are substantially higher than the 2015/2016 results for corn yield and production in the United States. The USDA also forecasted the area harvested for corn at 86.6 million acres which is 7% higher than the 80.7 million acres harvested in the USDA report for 2015/2016.
Our management expects that corn prices will continue to remain lower through the first two quarters of our fiscal year ended September 30, 2017 (“Fiscal 2017”) as a result of the high levels of production and yield forecasted by the USDA. However, if corn prices rise again, it will have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the rising corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

    Our Facility needs approximately 43.9 million bushels of corn annually, to produce 125 million gallons of ethanol, or approximately 120,000 bushels per day.  During Fiscal 2016 we purchased 0.6% less corn compared to Fiscal 2015, which was obtained entirely from local markets.  The Company and Bunge also entered into an Amended and Restated Grain Feedstock

Agency Agreement on December 5, 2014 (the “Agency Agreement”).  The Agency Agreement provides that Bunge will procure corn for the Company and the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate.
Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 25,000 BTUs of energy are required to produce a gallon of ethanol.  It is our goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDGS as compared to DDGS.
Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, our primary energy source has traditionally been steam. However historically we have changed between steam and natural gas depending on energy costs and other factors.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  Effective in January 2013, we amended the Steam Contract to link our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. Effective in August 2015 we amended the Steam Contract to extend the term until November 2024. . During Fiscal 2016,we purchased approximately 14.3% more steam compared to Fiscal 2015. This increase in Fiscal 2016 was due to lower steam usage by the Company in Fiscal 2015 as a result of a damaged steam line in the second and third quarter of 2015. The increase in Fiscal 2016 was partially offset by the fact that the amount of available steam from MidAm was reduced as a result of MidAm’s increased utilization of wind energy rather than coal in Fiscal 2016 which generally reduces the amount of available steam produced.
Natural Gas

Although steam is traditionally considered our primary energy source, natural gas accounted for approximately 65.8% of our energy usage in Fiscal 2016 due to favorable market prices for natural gas and decreased steam availability.. We have two natural gas boilers for use when our steam service is temporarily unavailable. Natural gas is also needed for incidental purposes.  We have entered into a natural gas supply agreement with Encore Energy for our long term natural gas needs.
Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2016 we used approximately 0.7% less electricity compared to Fiscal 2015. This was primarily due to lower production levels during the hot 2016 summer months as compared to 2015, and the rate differential charges incurred because of lower usage.

Water

We require a supply of water typical for the industry for our corn to ethanol process.  Our primary water source comes from the underground Missouri River aquifer via our three onsite wells. The majority of the water used in an ethanol plant is recycled back into the plant.  All our ground water is treated through our onsite water oxidation system.  This filtered water is used throughout our process.  We do treat (polish) some of this filtered water for boiler and cooling tower make-up with our Reverse Osmosis (RO) system to minimize any elements that will harm the boiler and steam systems.  We send some of our non-process (corn) contact water back to the Missouri River, including our Cooling Tower and Green Sand filtered backwash waters.  The makeup water requirements for the cooling tower are primarily a result of evaporation and cooling.  We also evaporate much of our water through our dryer system for dried corn distillers grains.  The rest of our process water is recycled back into the plant, which minimizes any waste of our water supply.
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
Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other domestic plants.  According to the Renewable Fuels Association, as of November 22, 2016 there were 213 ethanol production facilities in the United States capable of producing 15.8 billion gallons based on nameplate capacity and four additional plants under expansion or construction with capacity to produce an additional 237 million gallons. Further, the Renewable Fuels Association estimates that virtually none of the ethanol production capacity in the United States is idled. The top five producers account for approximately 44% of domestic production.  We are in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than we have and each of which is producing significantly more ethanol than we produce. In addition, we believe that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production. In recent years, the ethanol industry has also seen increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year.

We may be at a competitive disadvantage compared to our larger competitors and the oil companies who are capable of producing a significantly greater amount of ethanol, have multiple ethanol plants that may help them achieve certain efficiencies and other benefits that we cannot achieve with one ethanol plant or are able to operate at times when it is unprofitable for us to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities. These large producers may also be able to realize economies of scale which we are unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could provide them competitive advantages over us.

Foreign Ethanol Competitors

In recent years, the ethanol industry has experienced increased competition from international suppliers of ethanol and although ethanol imports have decreased during the last two fiscal years, if competition from ethanol imports were to increase again, such increased imports could negatively impact demand for domestic ethanol which could adversely impact our financial results. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities.
Many international suppliers produce ethanol primarily from inputs other than corn, such as sugar cane, and have cost structures that may be substantially lower than U.S. based ethanol producers including us. Many of these international suppliers are companies with much greater resources than us with greater production capacities.
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Several large companies produce ethanol in Brazil, including affiliates of Bunge. In 2016, 14.5 billion gallons of corn based biofuels blending was mandated by the Renewable Fuel Standard, or RFS2, when U.S. ethanol production was 15.3 billion gallons. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS2 requirement to blend 3.6 billion gallons of advanced biofuels.
Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, has decreased U.S. ethanol imports from Brazil as compared to imports during 2014. However, there has been an increase in U.S. ethanol imports from Brazil during calendar year 2016 as compared to calendar 2015. Energy Information Administration (“EIA”) data shows ethanol imports from Brazil rose to 819 thousand barrels in the first eight months of calendar 2016 from 675 thousand barrels in the first eight months of calendar 2015. Although this is still down substantially from the 1,018 thousand barrels in the first eight months of calendar 2014, if we continue to experience increased ethanol imports, ethanol prices may be adversely impacted. Based on the current strength of the United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, it is possible that ethanol imports from Brazil may continue to increase in Fiscal 2017 which will further impact the level of ethanol supplies in the United States and may result in ethanol price decreases.
Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of September, 2016, Iowa had 42 ethanol refineries in production, with a combined nameplate capacity to produce 3.95 billion gallons of ethanol.  The Nebraska Energy Office reports that as of September 2016, there are currently 24 existing ethanol plants in Nebraska with a combined ethanol nameplate production capacity of approximately 2.12 billion gallons.

Competition from Alternative Renewable Fuels

We anticipate increased competition from renewable fuels that do not use corn as feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn, including cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Research continues regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Several companies have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at least three companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future, although these cellulosic ethanol plants have faced some financial and technological issues, If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
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
Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2016 (the “RFA 2016 Outlook”), ethanol plants produced more than 40 million metric tons of distillers grains and other animal feed in 2015.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2016 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine, poultry and fish markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.
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
Principal Supply & Demand Factors
Ethanol

Ethanol prices stayed low during Fiscal 2016, partially in response to lower corn and oil prices, and the large supply of corn and oil.  The increased production of ethanol within the United States also impacted ethanol prices during Fiscal 2016. The increase in ethanol production resulted from the domestic producers responding to the consistently low corn prices during Fiscal 2016.
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
The overall demand for transportation fuel also impacts the demand for ethanol. The demand for transportation fuel peaked in 2007, dropped dramatically during the recession, stabilized, and in 2016 has returned to 2007 levels. According to EIA data, there is a demand for approximately 143 billion gallons of total gasoline demand in the United States in 2016. The fuel efficiency of vehicles and the total number of miles traveled by consumers affects the overall demand for transportation fuel and thus also impacts the demand for ethanol. According to the EIA, in 2016, the increase in gasoline consumption reflects a forecasted 2.5% increase in highway travel (because of employment growth and lower retail prices), that is partially offset by increases in vehicle fleet fuel economy. Market acceptance of E15 and E85, as approved by the Environmental Protection Agency for use in passenger cars from the 2001 model year or later will continue the growth in ethanol sales in the near future.
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
Management expects that distillers grain prices will continue to generally follow the price of corn during Fiscal 2017.
Competition for Supply of Corn

During crop year 2016, according to the USDA October report, 86.6 million acres of corn were planted, which was up 7.3% from 2015. In addition to more acres planted, the expected yield is 175.3 bushels per acre, which is 3.5% above 2015's results. Prices for corn are expected to stay low as a result of the high levels of production and yields forecasted by the USDA.
Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to Iowa Renewable Fuels Association, as of September, 2016, there were 42 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The existence and development of other ethanol plants, if any, particularly those in close proximity to our Facility, may increase the demand for corn which may result in even higher costs for supplies of corn.
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2015/2016, 5.2 billion bushels of U.S. corn were used in ethanol production, with 6.6 billion bushels being used in food and other industrial uses, and 2.2 billion bushels used for export.  As of September 2016, the USDA has forecast the amount of corn to be used for ethanol production during the current marketing year at 5.2 billion bushels approximately the same as the prior year.
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
Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. In May , 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations (“EPA Proposed Rule”) which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. The public comment period on the proposed rules was open through July 27, 2015. On November 302015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “EPA Final Rule”). On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol. The EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons (the “Final 2017 Rule”). The following chart sets forth the statutory volumes, the EPA Final Rule volumes for 2014, 2015 and 2016 (in billion gallons) and the Final 2017 Rule volumes (in billion gallons).

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	EPA Final Rule	16.28	13.61
2015	EPA Final Rule	16.93	14.05
2016	EPA Final Rule	18.11	14.50
2017	EPA Final Rule	19.28	15.00

The volume requirements mandated in the EPA Final Rule and the 2017 Final Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact our financial performance.
    However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the “blend wall,” there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.
Various ethanol and other industry groups submitted public comments to the EPA urging the EPA to adjust the volume requirements set forth in the EPA Final Rules and the Final 2017 Rule to conform to the statutory requirements.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the EPA Final Rule. In addition, various representatives of the oil industry have also filed challenges to the EPA Final Rule. If the EPA's decision to reduce the volume requirements under the RFS2 is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-

based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.
Based on the final regulations, we believe our Facility, at its current operating capacity, was grandfathered into the RFS given it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and therefore is not required to prove compliance with the lifecycle greenhouse gas reductions.   However, expansion of our Facility will require us to meet a threshold of a 20% reduction in greenhouse gas, or GHG emissions to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at our Facility, we may be required to obtain additional permits, install advanced technology, or reduce drying of certain amounts of distillers grains.
Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce.

Due primarily in response to the drought conditions experienced in 2012, claims that blending of ethanol into the motor fuel supply will be constrained by unwillingness of the market to accept greater than 10% ethanol blends, or the blend wall, and other industry factors, new legislation aimed at reducing or eliminating renewable fuel use required by RFS2 has been introduced. The Renewable Fuel Standard Elimination Act, originally introduced in April 2013 and reintroduced as H.R. 703 in February 2015, targeted the repeal of the renewable fuel program of the EPA. Also introduced in April 2013, and reintroduced as H.R. 704 in February 2015, was the RFS Reform Bill which tried to prohibit more than ten percent (10%) ethanol in gasoline and reduce the RFS2 mandated volume of renewable fuel. Both of these bills failed to make it out of congressional committee and were not enacted into law. The enactment of similar legislation aimed at eliminating or reducing the RFS2 mandates could have a material adverse impact on the ethanol industry as a whole and our business operations.

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

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation is a renewable fuels standard encouraging 10% of the gasoline sold in Iowa to consist of renewable fuels.  This renewable fuels standard increases incrementally to 25% of the gasoline sold in Iowa by 2020. To reach that goal, the use of E85 will have to climb dramatically. Gas stations that embrace E85 will be in line for state tax credits and also incentives. To qualify under the bill, ethanol must be agriculturally-derived.
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 16 million flexible fuel vehicles capable of operating on E85 in the United States and automakers such as Ford and General Motors have indicated plans to produce several million more flexible fuel vehicles per year.  The US Department of Energy reports that there were 2,759 retail gasoline stations supplying E85 as of September, 2016.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 156,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
Changes in Corporate Average Fuel Economy (“CAFE”) standards have also benefited the ethanol industry by encouraging use of E85 fuel products. CAFE provides an effective 54% efficiency bonus to flexible-fuel vehicles running on E85. This variance encourages auto manufacturers to build more flexible-fuel models, particularly in trucks and sport utility vehicles that are otherwise unlikely to meet CAFE standards.
E15

E15 is a blend of higher octane gasoline and up to 15% ethanol.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 80% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association, this higher octane fuel is available in 23 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's and Hy-Vee all offer E15 to 2001 and newer vehicles today at several stations. Thanks to recent grants from the USDA and the ethanol and agricultural industries, nearly 2,000 new E15/E85 stations are scheduled to open across the country in the next 12 months. According to the September issue of Ethanol Producer magazine, HWRT Oil Co LLC announced it would become the first company in the United States to offer pre-blended E15 at the terminal, beginning in September 2016. HWRT will offer E15 in terminals in Illinois, Arkansas and Indiana. This announcement will allow retailers with existing compatible equipment to begin offering E15 immediately to consumers, which we expect to greatly expand E15's U.S. footprint, and especially growing the fuel blends presence throughout the Midwest and Southeast.
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
Environmental and Other Regulations and Permits
Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental and operating permits.  Even though we have successfully acquired the permits necessary for our operations, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, if we sought to expand the Facility’s capacity in the future, above our current 125 million gallons, we would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.   Our failure to obtain and maintain any environmental and/or operating permits currently required or which may be required in the future could force us to make material changes to our Facility or to shut down altogether.
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
In September 2015, in response to the Food Safety Modernization Act of 2011 (“FSMA”), the U.S. Food and Drug Association (the “FDA”) issued rules for Current Good Manufacturing Practice, Hazard Analysis and Risk-Based Preventative Controls for food for animals. The rules require FDA-registered food facilities to address safety concerns for sourcing, manufacturing and shipping food products through food safety programs and plans, which includes conducting hazard analysis, developing risk-based preventative controls and monitoring, and addressing intentional adulteration, recalls, sanitary transportation and supplier verification. We will have two years to comply with the Current Good Manufacturing Practices requirements and three years for preventive controls compliance. While we are still reviewing the regulation, we may need additional resources to ensure compliance with the new requirements prior to the applicable compliance dates since our distillers grains are used as feed for animals.

Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website at www.sireethanol.com as soon as reasonably practicable after we file or furnish such information electronically with the SEC.  The information found on our website is not incorporated by reference into this report or any other report we file with or furnish to the SEC.
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
Item 1A.   Risk Factors.
You should carefully read and consider the risks and uncertainties below and the other information contained in this report. The risks and uncertainties described below are not the only ones we may face. The following risks, together with additional risks and uncertainties not currently known to us or that we currently deem immaterial, could impair our financial condition and results of operation.

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

•	requiring a substantial portion of our corporate cash reserves to be held as a reserve for debt service, limiting our ability to invest in new growth opportunities;

•	restricting our ability to make distributions to our members;

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

Under the terms of our Credit Agreement, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults and bankruptcy defaults).  The Credit Agreement also contains financial covenants including a minimum working capital amount, minimum local net worth (as defined) and a minimum debt service coverage ratio.

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

Ethanol has historically traded at a discount to gasoline; however, with the recent decline in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS2. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. Any extended period where oil and gasoline prices remain lower than ethanol prices for a significant period of time could have a material adverse effect on our business, results of operation and financial condition which could decrease the value of our units.

Declines in the price of ethanol or distiller's grain would significantly reduce our revenues.

The sales prices of ethanol and distiller's grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller's grains and the price we pay for corn and natural gas. Any lowering of ethanol and distiller's grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distiller's grains to continue to be volatile in our 2017 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distiller's grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

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
                During a portion of Fiscal 2015, our steam service was not available because of water damage to the creek bank and support structures for our steam line.  Our insurance has paid for the costs of returning our steam line to service.  During the steam line outage, we have operated using our natural gas boilers.  Given gas prices during this period, the steam line outage has not affected our profitability.  The steam line returned to service April 21, 2015.

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
The U.S. ethanol industry has long relied on railroads to deliver its product to market. We have leased 325 ethanol cars. These leased cars may need to be retrofitted or replaced to comply with final regulations adopted by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government also adopted new tank car standards which align with the new DOT standard and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with these final could require upgrades or replacements of the Company's tank cars, and could have an adverse effect on the Company's operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
    We are increasingly dependent on information technology and disruptions, failures or security breaches of our information technology infrastructure could have a material adverse effect on our operations.
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
Risks Associated With the Ethanol Industry

Recent reductions in the renewable volume obligations for corn-based ethanol under the RFS2 which are lower than the statutory requirements has had, and will continue to have, a negative impact on the market price or demand for ethanol.

On November 30, 2015, the EPA released its final renewable volume obligations under the RFS2 for 2014, 2015 and
2016. Although the obligations increased over those initially proposed by the EPA in May 2015, the renewable volume obligations for conventional biofuels, including the corn-based ethanol we produce, are significantly lower than the statutory standard set in the RFS2. The RFS2 requires the use of 14.40 billion gallons of conventional (corn-based) biofuels in 2014, 15 billion gallons in 2015 and 15 billion gallons in 2016. Under the final EPA rules, the requirement for conventional (corn-based) biofuels in 2014 is 13.61 billion gallons, 14.05 billion gallons in 2015 and 14.5 billion gallons in
2016. This is a substantial reduction in each of these years compared to the original statutory requirements of the RFS2.

In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume requirements for 2017 which set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol.
The final rule was issued on November 23, 2016 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons. Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory requirements. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate.
Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the
“blend wall,” there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels
.
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

China is the world's largest buyer of distillers grains produced in the United States. In June 2014,
China announced that it would stop issuing import permits for U.S. distillers grains due to the presence of a genetically modified trait not approved by China for import. This announcement was followed in July 2014 by a new requirement by China of a certification by the U.S. government that distillers grains shipments to China are free of the genetically modified trait. These issues virtually closed the export market to China for a portion of 2014. While these issues were eventually resolved and the market to China was successfully reopened in December 2014, a new registration requirement for Chinese importers of distillers grains began on September 1, 2015. Additionally, on January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which contributed to a decline in distillers grains shipped to China. Recently, China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distiller’s grains that are produced in the United States. In addition, China implemented an anti-subsidy duty which was implemented as of September 30, 2016. The registration requirement and the imposition of these duties crate significant trade barriers which could significantly decrease demand and prices for distillers grains produced in the United States from China. This potential reduction in demand along with lower domestic corn prices could negatively impact our ability to profitably operate the ethanol plant.

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
Ethanol is marketed as a fuel additive to reduce vehicle emissions from gasoline, as an octane enhancer to improve the octane rating of the gasoline with which it is blended and as a replacement for gasoline. As a result, ethanol prices are influenced by the supply of and demand for gasoline. Our results of operations may be adversely impacted if the demand for, or the price of gasoline decreased dramatically without a similar price reduction in corn. Market prices for ethanol produced in the United States are also influenced by the supply of and demand for imported ethanol. Imported ethanol is not subject to an import tariff and under RFS2 sugarcane ethanol imported from Brazil has been one of the most economical means for obligated parties to meet the advanced biofuel standards.

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS2 mandate. The RFS2 mandate helps support a market for ethanol that might disappear without this incentive. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA has delayed the adoption of the rule on the 2014 and 2015 RFS2 standards. On November 30, 2015, the EPA released final rules which lowered the 2014, 2015 and2016 renewable volume obligations below the statutory volume requirements. In addition, on May 18, 2016, the EPA released a proposed rule to set the renewable volume requirements for 2017 which set the total volume obligation at 18.8 billion gallons of which 14.8 billion gallons could be met by corn-based ethanol. The final rule was issued on November 23, 2016 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons. Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory requirements. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the “blend wall,” there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.

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

Our Facility emits carbon dioxide as a by-product of the ethanol production process and we sell a portion of our carbon dioxide by-product to Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. pursuant to a Carbon Dioxide Purchase and Sale Agreement. The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to us concerning carbon dioxide, if Iowa or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the Facility profitably.
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

On October 23, 2014, the patents owned by GS CleanTech in the Lawsuit were found to be invalid by the SD of Indiana District Court. On January 15, 2015, the Company received a partial summary judgment finding in the Lawsuit by the SD of Indiana District Court consistent with the October 23, 2014 ruling.     In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct.This ruling is in addition to the prior favorable court decisions on non-infringement. Currently various post-trial briefs and other proceedings are ongoing. The time for CleanTech to appeal hasn’t expired due to the nature of post-trial briefing and proceedings. It is expected that CleanTech will pursue appeals on all matters decided adversely to them.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.
As of September 30, 2016, we had (i) 8,993 Series A Units issued and outstanding held by 846 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for its units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our Units.
To date, we have made distributions totaling $17.7 millionto our members, with distributions during Fiscal 2016 and Fiscal 2015 in the amount of $3.4 million and $13.3 million, respectively; however, we cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.
Item 6.     Selected Financial Data.
The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data for the years ended September 30, 2016 and 2015 and the selected income statement data and other financial data for such years have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	September 30, 2016	September 30, 2015
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	$3,139	$3,030
Total current assets	27,241	22,543
Total assets	$152,236	$154,476
Total current liabilities	$17,932	$18,093
Total long term liabilities	31,227	35,067
Total liabilities	49,159	53,160
Total members' equity	103,077	101,316
Total liabilities and members' equity	$152,236	$154,476

	Fiscal 2016	Fiscal 2015
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	$223,326	$242,117
Cost of Goods Sold	212,163	218,263
Gross Margin	11,163	23,854
General and Administrative Expenses	4,588	4,843
(Gain) on involuntary conversion	—	(2,085)
Interest expense and other income, net	1,022	1,695
Change in fair value of put option liability	460	940
Loss on debt extinguishment	—	4,700
Net Income	$5,093	$13,761
Income per Unit:
Income per unit -basic	$382.16	$1,032.57
Income per unit -diluted	$382.16	$922.33

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

	Fiscal 2016	Fiscal 2015
	Amounts	Amounts
	in 000's (except per unit)	in 000's (except per unit)

Net Income	$5,093	$13,761
Interest Expense, Net	1,393	1,914
Depreciation	11,785	11,618
EBITDA	18,271	27,293

Unrealized Hedging (gain)	(1,016)	(1,695)
Loss from debt extinguishment	—	4,700
Change in fair value of put option liability	460	940
(Gain) on involuntary conversion	—	(2,085)
Modified EBITDA	$17,715	$29,153

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
The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company operates a 125 million gallon capacity ethanol plant.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, , and corn oil in the United States, Mexico and the Pacific Rim.

Starting with the 2015 crop year, the Company began exploring using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“Enogen Corn”) for a portion of its ethanol production needs. The Company contracts directly with growers to produce Enogen Corn for sale to the Company. Consistent with our Agency Agreement with Bunge, we also entered into a Services Agreement with Bunge regarding corn purchases (the “ Services Agreement ”). Under this agreement, we originate all Enogen Corn contracts for our Facility and Bunge will assist us with certain administrative matters related to Enogen Corn, including facilitating delivery to our Facility. Fiscal year 2016 was our first full year of accepting Enogen, and deliveries constituted 8.7% of all corn deliveries.

Industry Factors Affecting our Results of Operations

For Fiscal 2016 compared to Fiscal 2015, the average price per gallon of ethanol sold decreased 10.3%. This was due to an increased supply of ethanol and reduced prices for crude oil and gasoline prices in Fiscal 2016 compared to Fiscal 2015.

Management currently believes that despite the substantial ethanol price decreases, the ethanol outlook for the first quarter of Fiscal 2017 will be relatively flat due to the following factors.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2016/17 ending corn stocks of 1.7 billion bushels, and forecast a 2016/17 corn supply of 15.1 billion bushels, suggesting lower corn prices into the first half of Fiscal 2017.

•
Gasoline demand continues to increase over 2015 levels. The U.S. Energy Information Administration (the "EIA")released in its Short Term Energy Outlook report of August 9, 2016 that US gasoline demand in expected to increase to record levels of ~9.3MMbpd in 2016 and 2017. This would be the highest annual gasoline consumption on record.

However, corn prices trended lower most of Fiscal 2016 due to a plentiful 2015 harvest and an increase in national corn stocks although corn prices became more volatile and fluctuated throughout the last quarter of Fiscal 2016. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain low or further decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly should ethanol stocks remain high. A decline in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, or other factors may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. In addition, the EPA's reduction of the renewable volume obligations set forth in the RFS may limit demand for ethanol negatively impacting ethanol prices.

In addition, market forces may continue to have a negative impact on distiller grain prices including lower export demand as a result of the an anti-dumping investigation began by the Chinese government on January 12, 2016 into distillers grains produced in the U.S. and the recent imposition by China of anti-dumping and anti-subsidy duties on U.S. imports. We cannot forecast how much demand from China will come back into the marketplace and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2016 and 2015.

	Fiscal 2016		Fiscal 2015
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$223,326	100.0%	$242,117	100.0%
Cost of Goods Sold
Material Costs	154,153	69.0%	154,937	64.0%
Variable Production Expense	29,805	13.3%	34,721	14.3%
Fixed Production Expense	28,205	12.7%	28,605	11.8%
Gross Margin	11,163	5.0%	23,854	9.9%
General and Administrative Expenses	4,588	2.1%	4,843	2.0%
Other Expenses	1,482	0.7%	5,250	2.2%
Net Income	$5,093	2.3%	$13,761	5.7%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The following chart displays statistical information regarding our revenues. The decrease in revenue from Fiscal 2015 to Fiscal 2016 was due to the average price per gallon of ethanol decreasing by approximately 10.3% in Fiscal 2016 as compared to Fiscal 2015 (which decrease was partially offset by a 3.8% increase in the volume of ethanol sold during Fiscal 2016 over Fiscal 2015) and a decrease in the average price per ton of distillers grains of approximately 13.6%.  Corn oil revenue also decreased 4.3% in Fiscal 2016 compared to Fiscal 2015 due to a decrease 8.1% in the price of corn oil received as compared to the price of corn oil received during Fiscal 2015.

The decrease in the price of ethanol was due in part to higher domestic stocks resulting from increased ethanol production which production levels exceeded the strong domestic consumption and export demand experienced during the last two quarters of our 2016 fiscal year. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn, crude oil and gasoline prices throughout the fiscal year had a negative effect on ethanol prices.

This decline in the market price of distillers grains resulted principally from lower domestic and export demand during the Fiscal 2016 as compared to Fiscal 2015 resulted in a decline in the price of distillers grains as a percentage of corn values.

During most of Fiscal 2016, corn oil prices were adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production, which resulted in decreased demand for corn oil. However, the price of corn oil increased towards the end of Fiscal 2016. Although management believes that corn oil prices will remain relatively steady at the increased price levels, prices may decrease again if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil again unless an alternative demand for corn oil can be found.

	Fiscal 2016		Fiscal 2015
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$172,767	77.4%	$185,706	76.7%
Distiller's Grains	40,570	18.1%	46,141	19.0%
Corn Oil	8,696	3.9%	9,082	3.8%
Other	1,293	0.6%	1,188	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 95.0% and 90.1% for Fiscal 2016 and 2015, respectively, due to the average price per gallon of ethanol decreasing by approximately 10.3% in Fiscal 2016 as compared to Fiscal 2015.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   Material costs decreased as a result of the average price of corn used in ethanol production per bushel decreasing 1.3% in Fiscal 2016 from 2015. Corn used in ethanol production decreased by 0.2% in Fiscal 2016 from 2015.
Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in an increase of $0.5 million in our cost of goods sold for Fiscal 2016, compared to an decrease of $0.5 million in our cost of goods sold for Fiscal 2015.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
 Our average steam and natural gas energy cost decreased 24.2% per MMBTU comparing Fiscal 2016 to Fiscal 2015, respectively. Variable production expenses showed a decrease when comparing Fiscal 2016 to Fiscal 2015 due to the decrease in energy costs resulting from the lower average cost per MMBTU of steam and natural gas, and lower cost of chemicals. Fixed production expenses were lower when comparing Fiscal 2016 to Fiscal 2015 due to lower repair and maintenance expense somewhat offset by higher railcar lease expense .
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 2.1% for Fiscal 2016 and 2.0% for Fiscal 2015.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2016 decreased 5.3% compared to Fiscal 2015.  The decrease in general and administrative expenses from Fiscal 2015 to Fiscal 2016 is due to a decrease in sales tax expense and professional fees , somewhat offset by an increase in salary expense.
Other Expense

Our other expenses were approximately $1.5 million and $5.3 million for Fiscal 2016 and 2015, respectively, and were approximately 0.7% and 2.2% of our revenues for Fiscal 2016 and 2015, respectively. The majority of this decrease in other expenses was a result in Fiscal 2015 of a $4.7 million loss on debt extinguishment, a Fiscal 2016 $0.5M lower change to the

ICM put option valuation, a Fiscal 2016 $0.5 million reduction in interest expense, offset by the 2015 one time settlement of $2.1M on the involuntary conversion resulting from the repairs on the steam line.
Liquidity and Capital Resources
As of September 30, 2016, we had a cash balance of $3.1 million, $26.6 million available under the term revolver and working capital of $9.3 million.
In June 2014, the Company entered into a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”). The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides us with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the Credit Agreement is LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility. The Company’s Term Loan and Revolving Term loan requires it to comply with specified financial covenants related to minimum local net worth, minimum current working capital, a minimum debt service coverage ratio and limitation on unit holder distributions. The Company was in compliance with these covenants at September 30, 2016.
In June, 2014, we amended and restated certain subordinated term loan notes we previously had issued to Bunge and ICM (the “Restated Subordinated Notes”). On December 22, 2014, the Company paid in full to Bunge and ICM the entire amount of subordinated debt and accrued interest outstanding under these Restated Subordinated Notes.

We expect the prices of our primary input (corn) and our principal products (ethanol and distillers grains) to remain stable in the first quarter of Fiscal 2017, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins in the first quarter of Fiscal 2017 will be similar to our operating margins in the fourth quarter of Fiscal 2016.  We expect that in the last three quarters of Fiscal 2017 our margins will be steady if ethanol and corn prices maintain their stability.
Primary Working Capital Needs
Cash provided by operations for Fiscal 2016 and 2015 was $12.3 million and $32.9 million, respectively.  This change is primarily a result of an increase in accounts receivable and a reduction in net income.  For Fiscal 2016 and 2015, net cash provided by (used in) investing activities was ($4.6 million) and $0.1 million, respectively, primarily for fixed asset additions, net of proceeds from the property insurance claim.  For Fiscal 2016 and 2015, net cash flows from financing activities was $7.5 million and $39.2 million, respectively due to slower notes payments and lower distribution payments to members.

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
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. (”Air Products”). Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.

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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2016, the Company was committed to sell 12.2 million gallons of ethanol, 50.5 thousand tons of dried distillers grains, 60.4 thousand tons of wet distillers grains and 2.9 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2016, the Company was committed to purchasing 2.9 million bushels of corn on a forward contract basis resulting in a total commitment of $10.6 million.   In addition the Company was committed to purchasing 614.2 thousand bushels of corn using basis contracts.

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
Inventory is valued at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

•	Put Option liability.
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value at September 30, 2016 was $6.1 million.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Southwest Iowa Renewable Energy, LLC
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2016 and 2015, and the related statements of operations, members’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
Des Moines, Iowa
December 16, 2016

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2016	September 30, 2015
ASSETS
Current Assets
Cash and cash equivalents	$3,139	$3,030
Restricted cash	—	305
Accounts receivable	470	348
Accounts receivable, related party	13,137	3,416
Derivative financial instruments	88	819
Inventory	9,937	14,298
Prepaid expenses and other	470	327
Total current assets	27,241	22,543
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	218,417	213,552
Office and other equipment	1,200	1,128
	221,681	216,744
Accumulated depreciation	(99,109)	(87,324)
Net property, plant and equipment	122,572	129,420
Other Assets
Financing costs, net of amortization of $162 and $90, respectively	275	347
Other assets	2,148	2,166
	2,423	2,513
Total Assets	$152,236	$154,476

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$3,295	$3,910
Accounts payable, related parties	737	741
Derivative financial instruments	1,526	659
Accrued expenses	5,217	6,144
Accrued expenses, related parties	640	133
Current maturities of notes payable	6,517	6,506
Total current liabilities	17,932	18,093
Long Term Liabilities
Notes payable, less current maturities	25,027	29,227
Other long-term liabilities	6,200	5,840
Total long term liabilities	31,227	35,067
Commitments (Notes 9 and 11)
Members' Equity
Members' capital
13,327 Units issued and outstanding	87,165	87,165
Retained earnings	15,912	14,151
Total members' equity	103,077	101,316
Total Liabilities and Members' Equity	$152,236	$154,476
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
Revenues	$223,326	$242,117
Cost of Goods Sold
Cost of goods sold-non hedging	211,703	218,744
Realized & unrealized hedging (gains) losses	460	(481)
	212,163	218,263

Gross Margin	11,163	23,854

General and administrative expenses	4,588	4,843
(Gain) on involuntary conversion	—	(2,085)

Operating Income	6,575	21,096

Other Expense
Interest expense and other income, net	1,022	1,695
Change in fair value of put option liability	460	940
Loss from debt extinguishment	—	4,700
	1,482	7,335

Net Income	$5,093	$13,761

Weighted Average Units Outstanding -basic	13,327	13,327
Weighted Average Units Outstanding -diluted	13,327	15,352
Income per unit -basic	$382.16	$1,032.57
Income per unit -diluted	$382.16	$922.33
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total
Balance, September 30, 2014	$87,165	$13,717	$100,882
Net Income	—	13,761	13,761
Distributions	—	13,327	13,327

Balance, September 30, 2015	87,165	$14,151	$101,316
Net Income	—	5,093	5,093
Distributions	—	3,332	3,332

Balance, September 30, 2016	87,165	$15,912	$103,077
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,093	$13,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,785	11,618
Amortization	72	71
Other assets	18	(78)
Loss from debt extinguishment	—	4,700
Change in fair value of put option liability	460	940
Gain on involuntary conversion	—	(2,085)
(Increase) decrease in current assets:
Accounts receivable	(9,843)	2,229
Inventories	4,361	(2,137)
Prepaid expenses and other	(143)	1,284
Derivative financial instruments	731	(196)
Decrease in other long-term liabilities	(100)	(100)
Increase (decrease) in current liabilities:
Accounts payable	(619)	1,888
Derivative financial instruments	867	(2,048)
Accrued expenses	(420)	3,067
Net cash provided by operating activities	12,262	32,914

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,937)	(2,402)
Proceeds from property insurance claim	—	2,998
Purchases of other assets	—	(500)
(Increase) decrease in restricted cash	305	(1)
Net cash provided by (used in) investing activities	(4,632)	95

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	(3,332)	(13,327)
Proceeds from notes payable	163,861	145,575
Payments on notes payable	(168,050)	(171,494)
Net cash (used in) financing activities	(7,521)	(39,246)

Net increase (decrease) in cash and cash equivalents	109	(6,237)

CASH AND CASH EQUIVALENTS
Beginning	3,030	9,267
Ending	$3,139	$3,030
See Notes to Financial Statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
Property acquired through issuance of note payable	$—	$4,728

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,346	$1,851
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2016

Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 125 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 124.5 million gallons and 119.9 million gallons of ethanol in Fiscal 2016 and Fiscal 2015, respectively. The Company sells its ethanol distillers grains, corn syrup, and corn oil in the continental United States, Mexico and the Pacific Rim.

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
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. (”Air Products”). Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2016 and 2015, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.

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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of September 30, 2016, the Company was committed to sell 12.2 million gallons of ethanol, 50.5 thousand tons of dried distillers grains, 60.4 thousand tons of wet distillers grains and 2.9 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2016, the Company was committed to purchasing 2.9 million bushels of corn on a forward contract basis resulting in a total commitment of $10.6 million.  In addition the Company was committed to purchasing 614.2 thousand bushels of corn using basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by (due to) brokers at September 30, 2016 and 2015 are as follows:

	Balance Sheet Classification	September 30, 2016	September 30, 2015
		in 000's	in 000's
Futures and option contracts
In gain position		$361	$572
In loss position		(20)	(81)
Cash held by (due to) broker		(253)	328
	Current asset	88	819

Forward contracts, corn	Current liability	1,526	659

Net futures, options, and forward contracts		$(1,438)	$160

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2016 and 2015 consist of the following:

	Statement of Operations Classification	September 30, 2016	September 30, 2015
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$6,468	$(1,158)
Futures and option contracts (corn)	Cost of Goods Sold	(6,008)	677
Futures and option contracts (ethanol)	Revenue	429	—

Inventory
Inventory is stated at the lower of average cost or net realizable value In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Property and Equipment
Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 Years
Process Equipment	10 - 20 Years
Office Equipment	3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2016 or Fiscal 2015.
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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value at September 30, 2016 and 2015 was $6.1 million and $5.6 million, respectively.
The carrying amount of the notes payable approximates fair value, as the interest rate is a floating rate. The terms are consistent with those available in the market as of September 30, 2016 and 2015, using level 3 inputs.
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

	Twelve Months Ended
	September 30, 2016	September 30, 2015
Numerator:
Net income for basic earnings per unit	$5,093	$13,761
Interest expense on convertible term note	—	399
Net income for diluted earnings per unit	$5,093	$14,160

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	13,327	15,352
Income per unit - basic	$382.16	$1,032.57
Income per unit - diluted	$382.16	$922.33

Recently Issued Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on October 1, 2018. We are currently evaluating the potential impact that Topic 606 may have on our financial position and results of operations.

Leases
In February 2016, FASB issued ASU No. 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year.
Interest - Imputation of Interest
In April 2015, the FASB issued ASU number 2015-03 that simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and for interim periods within those fiscal years.

Note 3:  Inventory
Inventory is comprised of the following at:

	September 30, 2016	September 30, 2015
	(in 000's)	(in 000's)
Raw Materials - corn	$2,924	$3,390
Supplies and Chemicals	3,293	3,098
Work in Process	1,271	1,496
Finished Goods	2,449	6,314
Total	$9,937	$14,298

Note 4:   Members’ Equity
At September 30, 2016 and 2015 outstanding member units were:

	September 30, 2016	September 30, 2015
A Units	8,993	8,993
B Units	3,334	3,334
C Units	1,000	1,000
	13,327	13,327

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

The Term Loan provides for payments by the Company to FCSA of quarterly installments of $1,500,000, which began on December 20, 2014 with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires annual reductions in principal availability of $6,000,000 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of September 30, 2016, there was $27.4 million outstanding under the FCSA Credit Facility, with $26.6 million available under the Revolving Term Loan.

Bunge

Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and Bunge (the “ Bunge Term Loan Note ”). On December 22, 2014, the Company paid in full to Bunge the entire $19.9 million of subordinated debt then outstanding to Bunge under the Bunge Term Loan Note. Interest on the Bunge subordinated debt was none and $0.3 million for the Fiscal 2016 and 2015 , respectively.

ICM

Effective June 23, 2014, the Company amended and restated its Subordinated Term Loan Note by and between the Company and ICM, Inc. (the “ ICM Term Loan Note ”). On December 22, 2014, the Company paid in full to ICM the entire $6.8 million of subordinated debt then outstanding to ICM under the ICM Term Loan Note. Interest on the ICM subordinated debt was none and $0.1 million for the Fiscal 2016 and 2015 , respectively.

Note 6: Notes Payable

Notes payable consists of the following (in 000's):

	September 30, 2016	September 30, 2015
Term loan bearing interest at LIBOR plus 3.35% (3.88% at September 30, 2016)	$18,000	$24,000
Revolving term loan bearing interest at LIBOR plus 3.35% (3.88% at September 30, 2016)	9,361	6,894
Other with interest rates from 3.50% to 4.15% and maturities through 2022	4,183	4,839
	31,544	35,733
Less Current Maturities	6,517	6,506
Total Long Term Debt	$25,027	$29,227

Approximate aggregate maturities of notes payable as of September 30, 2016 are as follows (in 000's):

2017	$6,517

2018	6,538

2019	6,559

2020	580

2021	589

2022 and Thereafter	10,761

Total	$31,544

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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. .
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
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2016 and 2015, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$361	$—	$—

Liabilities:
Derivative financial instruments	20	1,526	—
Put Option Liability	—	—	6,100

	September 30, 2015
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$572	$—	$—

Liabilities:
Derivative financial instruments	81	659	—
Put Option Liability	—	—	5,640

The following table summarizes the assumptions used in computing the fair value of the put option subject to fair value:

	September 30, 2016	September 30, 2015
Expected dividend yield	—	—
Risk-free interest rate	0.63%	0.41%
Expected volatility	32%	36%
Expected life (years)	0.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,200	$6,300

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of September 30, 2016:

Balance as of September 30, 2014	$—
Put Option Issued December 17, 2014	4,700
Change in Value - Fiscal 2015	940
Balance as of September 30, 2015	$5,640
Change in Value - Fiscal 2016	$460
Balance as of September 30, 2016	$6,100

Note 8:   Incentive Compensation
The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) and to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 64.3unvested EPUs outstanding under this plan as of September 30, 2016, which will vest three years from the dates of the awards.
During the Fiscal 2016 and 2015, the Company recorded compensation expense related to this plan of approximately $191,000 and $131,000, respectively.  As of September 30, 2016 and 2015, the Company had a liability of approximately $502,000 and $311,000, respectively, recorded within accrued expenses on the balance sheet. The incentive compensation expense to be recognized in future periods at September 30, 2016 and 2015 was $215,000 and $153,000, respectively.
Note 9:   Related Party Transactions and Major Customers
Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election to terminate. The Company has incurred ethanol marketing expenses of $1.5 million and $1.4 million during Fiscal 2016 and 2015, respectively, under the Ethanol Agreement.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains (in 2016, the number of hopper cars was reduced to 298).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $5.1 million and $3.2 million for the Fiscal 2016 and 2015, net of subleases and accretion, respectively. The Company entered into a one year sublease for 147 hoppers with Bunge that expired September 14, 2015 . The Company has subleased another 92 hopper cars to unrelated third parties, which expires March 25, 2019. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2016 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. The Company has incurred distiller's grains marketing expenses of $1.3 million and $1.4 million during Fiscal 2016 and 2015.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses for corn procurement by Bunge were $0.7 million and $0.9 million for the fiscal years ended September 30, 2016 and 2015, respectively. The Company has outstanding corn contracts of 258 thousand bushels with a $900 thousand liability as of September 30, 2016, and 271 thousand bushels with a $1.1 million liability as of September 30, 2015 in Derivative financial instruments liability on the balance sheet.
Starting with the 2015 crop year, the Company is using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 33,588 acres of Enogen corn for Fiscal 2017. Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2014, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under this the terminated Corn Oil Agency Agreement were $0 thousand and $67 thousand for Fiscal 2015, respectively.

ICM
In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company recorded a liability of $5.6 million (included in long-term liabilities) in 2015, and recorded an additional expense of $460 thousand in Fiscal 2016 in conjunction with this put right under the Unit Agreement (the "Loss from debt extinguishment" and the "Change in fair value of put option liability" ). See Note 7 Fair Value Measurement, for the terms of this agreement.

Major Customers
The Company is party to the Ethanol Agreement and the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol and distillers grains produced by the Company.  The Company has expensed $2.8 million and $2.9 million in marketing fees under these agreements for Fiscal 2016 and 2015, respectively. Revenues with this customer were $214.5 million and $232.2 million, respectively, for Fiscal 2016 and 2015.   Trade accounts receivable due from Bunge were $13.1 million and $3.4 million as of September 30, 2016 and 2015, respectively.

Note 10: Involuntary Conversion
The Company experienced property damage to the steam supply line and associated support bridge in June 2014. The damages were covered by the Company’s property insurance policy. Business interruption insurance was available but the Company was able to utilize its package boilers to avoid a business interruption. In July 2015 the insurance settlement was substantially complete at which time the equipment with a net book value of $0.9 million was disposed. Total property insurance proceeds of $3.0 million related to the replacement of the steam supply line and support bridge were received in the second and fourth quarters of 2015. The resulting net gain on disposal of damaged assets and property insurance proceeds is recorded as a "Gain on Involuntary Conversion" in the Statement of Operations.
Note 11: Commitments
The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the years ended September 30, 2016 and 2015 were $3.7 million and $3.1 million, respectively.
The Company leases certain equipment, railcars, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2019.  The future minimum lease payments required under these leases (net of sublease income) are  $4.8 million in 2017,  $4.8 million in 2018, and $2.0 million in 2019.  Rent expense (net of sublease income) related to operating leases for the years ended September 30, 2016 and 2015 was $4.7 million and $3.6 million, respectively. Sublease totals were $743K and $448K, respectively, for 2016 and 2015.  The majority of the future minimum lease payments are due to Bunge. Future sublease income is due from unrelated third parties.
Note 12: Subsequent Event

On October 7, 2016, a fire occurred in the ethanol load out portion of our plant for tanker trucks. No other areas of the plant were significantly impacted. The financial impact to the company is not expected to be significant.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no items to report.
Item 9A.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2016.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of September 30, 2016.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2016, the Company’s integrated controls over financial reporting were effective.
This annual report does not include an attestation report on internal controls by the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

Item 9B.   Other Information.
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The Information required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2017Annual Meeting of Members (the “2017 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2016.
The Information required by this Item is incorporated by reference in the 2017 Proxy Statement.

Item 11.   Executive Compensation.
The Information required by this Item is incorporated by reference in the 2017 Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
The Information required by this Item is incorporated by reference in the 2017 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
The Information required by this Item is incorporated by reference in the 2017 Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
The Information required by this Item is incorporated by reference in the 2017 Proxy Statement.

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

10.4
 Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.61 of Form S-1/A filed by the Company on February 24, 2011)

10.5
 Second Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.62 of Form S-1/A filed by the Company on February 24, 2011)

10.6
Third Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.63 of Form S-1/A filed by the Company on February 24, 2011)

10.7
Fourth Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.64 of Form S-1/A filed by the Company on February 24, 2011)

10.8
Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 14, 2009).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.9	Negotiable Subordinated Term Loan Note issued by the Company in favor of ICM, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 23, 2010).

10.11	ICM, Inc. Agreement - Equity Matters, by and between ICM, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.12
Subordinated Term Loan Note issued by the Company in favor of Bunge N.A. Holdings, Inc., dated June 17, 2010 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on June 23, 2010).

10.13
Bunge Agreement - Equity Matters by and between the Company and Bunge N.A. Holdings, Inc. dated effective August 26, 2009. (incorporated by reference to Exhibit 10.72 of Form S-1/A filed by the Company on February 24, 2011)

10.14
First Amendment to Bunge Agreement - Equity Matters, by and between Bunge N.A. Holdings, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.15*	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).

10.16	Joint Defense Agreement between ICM, Inc. and the Company dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).

10.17
Tricanter Purchase and Installation Agreement by and between ICM, Inc. and the Company dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.18
Corn Oil Agency Agreement by and between Bunge North America, Inc. and the Company effective as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 30, 2010).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.19*	Employment Agreement dated effective January 1, 2012 by and between the Company and Brian T. Cahill. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 5, 2012).

10.20
First Amendment to Promissory Note dated February 29, 2012 by and between the Company and Bunge N.A. Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 6, 2012)

10.21
Base Contract for Sale and Purchase of Natural Gas between Encore Energy Services, Inc. and the Company effective April 1, 2012.  Portions of this Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 1, 2012).

10.22
Confirming Order between Encore Energy Services, Inc. and the Company dated April 25, 2012.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on May 1, 2012).

10.23	Letter Agreement by and between the Company and CFO Systems, LLC dated June 21, 2012. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 22, 2012).

10.24	Notice of Assignment of Interests from Bunge N.A. Holdings, Inc. to Bunge North America, Inc. dated September 24, 2012.
10.25
Fifth Amendment to Steam Service Contract by and among the Company and MidAmerican Energy Company named therein dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 19, 2013).

10.26
Carbon Dioxide Purchase and Sale Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective as of April 2, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on April 11, 2013).

10.27
Non-Exclusive CO2 Facility Site Lease Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective April 2, 2013 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on April 11, 2013).

10.28
Credit Agreement by and between the Company, Farm Credit Services of America, FLCA, as Lender and CoBank, ACB as cash management provider and agent dated as of June 24, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on June 30, 2014).

10.29	Term Note by and between the Company and Farm Credit Services of America, FLCA dated June 24, 2014 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on June 30, 2014).
10.30
Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated as of June 24, 2014 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on June 30, 2014).

10.31
Subordination Agreement by and between Bunge North America, Inc., ICM Investments, LLC, and CoBank, ACB dated as of June 24, 2014 (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company on June 30, 2014).

10.32
Subordinated Term Loan Note by and between the Company and Bunge North American, Inc. dated as of June 23, 2014(incorporated by reference to Exhibit 10.5 on Form 8-K filed by the Company on June 30, 2014).

10.33
Intercreditor Agreement by and between Bunge North America, Inc. and ICM Investments, LLC dated as of June 23, 2014 (incorporated by reference to Exhibit 10.6 on Form 8-K filed by the Company on June 30, 2014).

10.34
[Negotiable] Subordinated Term Loan Note by and between the Company and ICM Investments, LLC dated as of June 23, 2014 (incorporated by reference to Exhibit 10.7 on Form 8-K filed by the Company on June 30, 2014).

10.35
Amendment No. 1 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated August 29, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 5, 2014).

10.36
Amendment No. 2 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated October 31, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on October 31, 2014).

10.37
Amended and Restated Ethanol Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on December 11, 2014). Portions of the Ethanol Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.38
Amended and Restated Grain Feedstock Agency Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on December 11, 2014). Portions of the Grain Feedstock Agency Agreement have been omitted pursuant to a request for confidential treatment.

10.39
Amended and Restated Distiller’s Grain Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on December 11, 2014). Portions of the Distiller’s Grain Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.40
Services Agreement Regarding Corn Purchases dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company on December 11, 2014). Portions of the Services Agreement have been omitted pursuant to a request for confidential treatment.

10.41
Letter Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.5 on Form 8-K filed by the Company on December 11, 2014).

10.42
Waiver and Forbearance Agreement dated effective December 5, 2104, by and between the Company and ICM Investments, LLC. (incorporated by reference to Exhibit 10.6 on Form 8-K filed by the Company on December 11, 2014).

10.43
SIRE ICM Unit Agreement by and between the Company and ICM Investments, LLC dated effective as of December 17, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on December 23, 2014).

10.44	Sixth Amendment to Steam Service Contract between the Company and MidAmerican Energy Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 30, 2015).
11	Omitted - Inapplicable.

12	Omitted - Inapplicable.

13	Omitted - Inapplicable.

14	Omitted - Inapplicable.

16	Omitted - Inapplicable.

18	Omitted - Inapplicable.

21	Omitted - Inapplicable.

22	Omitted - Inapplicable.

23	Omitted - Inapplicable.

24	Omitted - Inapplicable.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)

32.1**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (furnished herewith)

32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (furnished herewith)

101.XMLXBRL	Instance Document

101.XSDXBRL	Taxonomy Schema

101.CALXBRL	Taxonomy Calculation Database

101.LABXBRL	Taxonomy Label Linkbase

101.PREXBRL	Taxonomy Presentation Linkbase

101.DEFXBRL	Taxonomy Definition Linkbase
________________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 16, 2016	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	December 16, 2016	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 16, 2016
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 16, 2016
Theodore V. Bauer, Director

/s/ Hubert M. Houser	December 16, 2016
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 16, 2016
Michael K. Guttau, Director

/s/ Eric J. Heismeyer	December 16, 2016
Eric J. Heismeyer, Director

/s/ Matthew K. Gibson	December 16, 2016
Matthew K. Gibson, Director

/s/ Andrew J. Bulloch	December 16, 2016
Andrew J. Bulloch, Director