Form 10-Q
period 2016-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2017-02-08
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2016

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

As of December 31, 2016, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	December 31, 2016	September 30, 2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,324	$3,139
Accounts receivable	633	470
Accounts receivable, related party	12,312	13,137
Derivative financial instruments	375	88
Inventory	12,940	9,937
Prepaid expenses and other	1,386	470
Total current assets	28,970	27,241

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	219,192	218,417
Office and other equipment	1,200	1,200
	222,456	221,681
Accumulated depreciation	(102,109)	(99,109)
Net property, plant and equipment	120,347	122,572

Other assets	2,145	2,150
Total Assets	$151,462	$151,963

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2016	September 30, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$7,188	$3,295
Accounts payable, related party	82	737
Derivative financial instruments	735	1,526
Accrued expenses	7,547	5,217
Accrued expenses, related parties	726	640
Current maturities of notes payable	6,522	6,517
Total current liabilities	22,800	17,932

Long Term Liabilities
Notes payable, less current maturities	13,778	24,754
Other long-term liabilities	6,175	6,200
Total long term liabilities	19,953	30,954

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	21,544	15,912
Total members' equity	108,709	103,077

Total Liabilities and Members' Equity	$151,462	$151,963

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015

Revenues	$52,065	$53,199
Cost of Goods Sold
Cost of goods sold-non hedging	44,905	51,000
Realized & unrealized hedging (gains)	(23)	(316)
	44,882	50,684

Gross Margin	7,183	2,515

General and administrative expenses	1,127	1,205

Operating Income	6,056	1,310

Interest and other (income) expense, net	424	204

Net Income	$5,632	$1,106

Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	14,442	14,127
Income per unit - basic	$422.60	$82.99
Income per unit - diluted	$389.97	$78.29

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,632	$1,106
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	3,000	2,939
Amortization	17	18
Change in other assets, net	5	20
(Increase) decrease in current assets:
Accounts receivable	662	(2,134)
Inventories	(3,003)	1,318
Prepaid expenses and other	(916)	(563)
Derivative financial instruments	(287)	305
Increase (decrease) in current liabilities:
Accounts payable	3,238	3,420
Derivative financial instruments	(791)	15
Accrued expenses	2,416	(6)
(Decrease) in other long-term liabilities	(25)	(25)
Net cash provided by operating activities	9,948	6,413

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(775)	(625)
Decrease in restricted cash	—	305
Net cash (used in) investing activities	(775)	(320)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	4,157	16,141
Payments on debt	(15,145)	(22,297)
Net cash (used in) financing activities	(10,988)	(6,156)

Net (decrease) in cash and cash equivalents	(1,815)	(63)

CASH AND CASH EQUIVALENTS
Beginning	3,139	3,030
Ending	$1,324	$2,967

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$272	$330

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.   The Company is permitted to produce up to 125 million gallons of ethanol per year. The Company sells its ethanol, distillers grains, corn syrup and corn oil in the continental United States, Mexico, and the Pacific Rim.
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three months ended December 31, 2016 and 2015 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2016 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of December 31, 2016 and September 30, 2016, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company’s operations and cash flows are subject to fluctuations due to changes in commodity prices relating to corn, ethanol and distillers grain.  The Company is subject to significant market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol co-products.  Exposure to commodity price risk results from its dependence on corn in the ethanol production process.  In general, rising corn prices might result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.

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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of December 31, 2016, the Company was committed to sell 2.8 million gallons of ethanol, 0.1 million tons of dried distillers grains, 0.1 million tons of wet distillers grains and 2.5 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2016, the Company was committed to purchasing 2.7 million bushels of corn on a forward contract basis resulting in a total commitment of $9.7 million. In addition, the Company was committed to purchase 0.1 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2016 and September 30, 2016 at market value are as follows:

	Balance Sheet Classification	December 31, 2016	September 30, 2016
		in 000's	in 000's
Futures and option contracts
In gain position		$302	$361
In loss position		(26)	(20)
Cash held by (due to) broker		99	(253)
	Current asset	375	88

Forward contracts, corn	Current liability	735	1,526

Net futures, options, and forward contracts		$(360)	$(1,438)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2016 and 2015 consist of the following:

		Three Months Ended
	Statement of Operations Classification	December 31, 2016	December 31, 2015
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$319	$879
Futures and option corn contracts	Cost of Goods Sold	(342)	(1,195)

Inventory
Inventory is valued at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability

The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2016 to December 31, 2016.

Interest - Imputation of Interest
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03 that simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This was adopted for the presentation of the current quarter, and historical information was reclassified to reflect the above change.

Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. The put option does not impact diluted income per unit as it is anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2016	December 31, 2015
Numerator:
Net income for basic earnings per unit	$5,632	$1,106
Net income for diluted earnings per unit	$5,632	$1,106

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	14,442	14,127
Income per unit - basic	$422.60	$82.99
Income per unit - diluted	$389.97	$78.29

Note 3:  Inventory
Inventory is comprised of the following:

	December 31, 2016	September 30, 2016
	(000's)	(000's)
Raw Materials - corn	$3,110	$2,924
Supplies and Chemicals	3,695	3,293
Work in Process	1,578	1,271
Finished Goods	4,557	2,449
Total	$12,940	$9,937

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

The Term Loan provides for quarterly payments by the Company to FCSA of $1.5 million, with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires reductions in principal availability in increments of $6.0 million each June 1 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of December 31, 2016, there was $36.0 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	December 31, 2016	September 30, 2016
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (4.12% at December 31, 2016)	$16,500	$18,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (4.12% at December 31, 2016)	—	9,361
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	4,056	4,183
	20,556	31,544
Less Current Maturities	6,522	6,517
Financing costs, net of amortization	$(256)	$(273)
Total Long Term Debt	$13,778	$24,754

The approximate aggregate maturities of notes payable as of December 31, 2016 are as follows:

2017	$6,522

2018	6,543

2019	5,065

2020	581

2021	595

2022 and Thereafter	1,250

Total	$20,556

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and September 30, 2016, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$302	$—	$—

Liabilities:
Derivative financial instruments	26	735	—
Put option liability	—	—	6,100

	September 30, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$361	$—	$—

Liabilities:
Derivative financial instruments	20	1,526	—
Put option liability	—	—	6,100

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at December 31, 2016 and September 30, 2016

	December 31, 2016	September 30, 2016
Put option assumptions:
Risk-free interest rate	0.63%	0.63%
Expected volatility	32%	32%
Expected life (years)	0.25	0.25
Exercise price	$10,897	$10,897
Company unit price	$5,200	$5,200

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three months ended December 31, 2016 and for Fiscal 2016 that ended September 30, 2016:

	December 31, 2016	September 30, 2016
Beginning Balance	$6,100	$5,640
Change in Value	—	460
Ending Balance	$6,100	$6,100

Note 6:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million  during each of the three months ended December 31, 2016 and 2015 under the Ethanol Agreement.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distillers Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.2 million and $0.3 million during the three months ended December 31, 2016 and 2015, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million and $0.1 million for the three months ended December 31, 2016 and 2015, respectively.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 33,588 acres of Enogen corn for the fiscal year ending September 30, 2017. Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.
The Company and Bunge executed a letter agreement (the “ Letter Agreement ”) on December 5, 2015, terminating the Corn Oil Agency Agreement dated as of November 12, 2010 (the "Corn Oil Agency Agreement") by and between the Company and Bunge and the Risk Management Services Agreement by and between the Company and Bunge dated as of December 15, 2008. Expenses under the terminated Corn Oil Agency Agreement were $0.1 million for the three months ended December 31, 2015.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains (in November of 2016, the number of ethanol cars was reduced to 323, which is in addition to the hopper car reductions of one each in November 2013 and January 2015 to 298).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $1.6 million and $0.8 million for the three months ended December 31, 2016 and December 31, 2015, net of subleases and accretion, respectively. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. The Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in Fiscal 2017 and future fiscal years.
Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $49.6 million and $51.2 million for the three months ended December 31, 2016 and 2015, respectively.

Note 8: Subsequent Event:

On January 20, 2017, the SIRE Board of Directors declared a distribution of $340 per unit to its members. The distributions are expected to be paid on or around February 1, 2017 to members of record on January 20, 2017. Based upon the current number of units outstanding, the aggregate payment will be approximately $4.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our consolidated financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements included herewith and notes to the consolidated financial statements and our Annual Report on Form 10-K for the year ended September 30, 2016 including the consolidated financial statements, accompanying notes and the risk factors contained herein.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us")contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in federal mandates relating to the blending of ethanol with gasoline;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets;

•	Disruptions, failures or security breaches relating to our information technology infrastructure; and

•	Negative impacts on distillers grain prices and demand resulting from the Chinese antidumping and countervailing duty investigation.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016 under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview
The Company is an Iowa LLC, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 125 million gallon capacity ethanol plant (the "Facility").  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

Recent Events
On January 20, 2017, our Board of Directors declared a distribution of $340 per unit to its members. The distributions are expected to be paid on or around February 1, 2017 to members of record on January 20, 2017. Based on the current number of units outstanding, the aggregate payment will be approximately $4.5 million.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. In May, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “ Final Rule”).

On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol. In November 2016, the EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons (the “Final 2017 Rule”). Although the final 2017 volume requirements are a significant increase over the 2016 volume requirements and the requirements originally proposed in May 2016, the volume requirements are still below the statutory mandate for 2017 of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the "blend wall," there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.

The following chart sets forth the statutory volumes (in billion gallons) for 2014, 2015, 2016 and 2017 and the volumes required under the Final 2014-2016 Rule and the Final 2017 Rule:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Final 2014-2016 Rule	16.28	13.61
2015	Final 2014-2016 Rule	16.93	14.05
2016	Final 2014-2016 Rule	18.11	14.50
2017	Final 2017 Rule	19.28	15.00

The volume requirements mandated in the Final Rule 2014-2016 and the Final 2017 Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company's financial performance.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the Final 2014-2016 Rule. In addition, various representatives of the oil industry have also filed challenges to the Final 2014-2016 Rule. Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the Final 2017 Rule. However, if the EPA's decision to reduce the volume requirements under the RFS2 is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

It is also possible that the Trump administration may seek to materially modify, repeal or otherwise invalidate the RFS2 and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 6.5% during the three months ended December 31, 2016 as compared to the same period in the previous fiscal year. Offsetting the price reduction was a 6.9% increase in ethanol shipments during the three months ended December 31, 2016 as compared to the prior year.
Although ethanol prices remain low as compared to historical average prices, management currently believes that the ethanol outlook for the second quarter of our fiscal year ending September 30, 2017 ("Fiscal 2017") will be relatively flat and not experience further decline due to the following factors which should help offset further reductions in the price of ethanol:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2016 ending corn stocks of 1.7 billion bushels, and forecast a 2017 corn supply of 15.1 billion bushels, suggesting lower corn prices into the first half of Fiscal 2017.

•
Gasoline demand continues to increase over 2015 levels. The U.S. Energy Information Administration (the"EIA") released in its Short Term Energy Outlook report of August 9, 2016 that U.S. gasoline demand is expected to increase to record levels of approximately 9.3 million bpd in 2017. This would be the highest annual gasoline consumption on record.

•
The EIA reports global demand for ethanol continues to increase at approximately 2% to 3% per year as countries, such as Argentina, increase ethanol blending mandates which provides U.S. producers an opportunity to participate in such growth through exports. Importantly, India is also growing its imports of ethanol.

•
Ethanol has resumed trading at a discount to gasoline, after trading at a premium for most of a year which could improve the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline.

However, despite certain favorable market conditions and the flat outlook for ethanol, we believe that our margins will remain tight. Continued low prices for crude oil and unleaded gasoline or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol, which could adversely impact our profitability during Fiscal 2017. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.
Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices, adversely impacting the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains may also continue to experience further declines due to decreased exports to China as a result of the Chinese antidumping and countervailing investigation and the significant duties imposed on distillers grains produced in the United States. China has historically been one of the largest importers of domestically produced distillers grains. Reduced demand from China combined with lower corn and soybean prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.
Corn oil prices have also been adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production. Although management anticipates our Fiscal 2017 corn oil production levels to be comparable to production in the fiscal year ended September 30, 2016 (“Fiscal 2016”); corn oil prices will continue to be impacted by corn and soybean prices, soybean supply and market demand for corn oil which could decrease as a result of the expiration of the biodiesel blenders’ tax credit. Despite the nonrenewal of the biodiesel blenders' tax credit for 2017, the higher biodiesel and advanced biofuel mandates put in place by the EPA could lead to increased biodiesel production. The higher mandates could increase demand for corn oil and soybean oil and positively impact the price of corn oil. However, the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2016 and 2015.

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$52,065	100.0%	$53,199	100.0%
Cost of Goods Sold
Material Costs	30,885	59.3%	36,119	67.9%
Variable Production Expense	7,229	13.9%	7,803	14.7%
Fixed Production Expense	6,768	13.0%	6,762	12.7%
Gross Margin	7,183	13.8%	2,515	4.7%
General and Administrative Expenses	1,127	2.2%	1,205	2.3%
Interest Expense and Other Income, net	424	0.8%	204	0.3%
Net Income	$5,632	10.8%	$1,106	2.1%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart above displays statistical information regarding our revenues.The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and distillers grains, with ethanol prices remaining low and a substantial decrease in the average price per ton received for our distiller grains. During the three months ended December 31, 2016, the average price per gallon of ethanol decreased by 6.5% as compared to the same period in 2015 which decrease was offset by a 6.9% increase in gallons of ethanol sold resulting from our increased production during the three months ended December 31, 2016.

A decrease in the average price per ton of distillers grains of approximately 5.3%, coupled with a 10.7% decrease in volume sold also contributed to the decrease in revenue for this category in the three months ended December 31, 2016. Distillers grain revenue declined as prices dropped due to lower corn prices and decreased domestic and export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing investigations and the implementation of significant duties on distillers grains produced in the United States.

Corn oil revenue increased 20.3% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 due to higher corn oil prices which we believe is due to increased demand resulting from the surge in biodiesel production in response to the renewal of the biodiesel blender's tax credit for 2016 and its retroactive application to 2015, but at a lower volume compared to 2015 of 7.3%.

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and undenatured Ethanol	$41,611	79.9%	$41,582	78.2%
Distillers Grains	7,939	15.2%	9,389	17.6%
Corn Oil	2,279	4.4%	1,895	3.6%
Other	236	0.5%	333	0.6%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 86.2% and 95.3% for the three months ended December 31, 2016 and 2015, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 10.3% in the three months ended December 31, 2016 compared to the three months ended December 31, 2015 . The amount of bushels of corn used in ethanol sold increased by 2.1% in the three months ended December 31, 2016 from 2015 due to increased production.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in no change in our cost of goods sold for the three months ended December 31, 2016, compared to a decrease of $0.3 million in our cost of goods sold for the three months ended December 31, 2015.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed a decrease when comparing the three months ended December 31, 2016 to the three months ended December 31, 2015 due to significantly lower chemical costs somewhat offset by higher energy costs. Our average steam and natural gas energy cost increased 13.8% comparing the three months ended December 31, 2016 to the three months ended December 31, 2015 principally due to higher energy prices.
Fixed production expenses were unchanged when comparing the three months ended December 31, 2016 to the three months ended December 31, 2015.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2016 decreased 6.5% compared to the three months ended December 31, 2015, as management continues to analyze and manage discretionary expenses to keep costs down.
Other Expense

Our other expenses were approximately $0.4 million and $0.2 million, respectively,for the three months ended December 31, 2016 and 2015, and represent approximately 0.8% of our revenue. We booked a $0.1 million provision for non reimbursed insurance costs due to a fire that occurred in October 2016 in the ethanol load out portion of our plant for tanker trucks.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the three months ended December 31, 2016 or 2015. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.
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

	Three months ended	Three months ended
	December 31, 2016	December 31, 2015

EBITDA
Net Income	$5,632	$1,106
Interest Expense	289	335
Depreciation	3,000	2,939
EBITDA	8,921	4,380

Unrealized Hedging (Gain)	(724)	(21)

Modified EBITDA	$8,197	$4,359

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
As of December 31, 2016, we had a cash balance of $1.3 million, $36.0 million available under the Revolving Term Loan and working capital of $6.2 million.

During the second quarter of Fiscal 2017, we estimate that we will require cash of approximately $37.3 million for our primary input of corn and $3.4 million for our energy sources of electricity, steam, and natural gas.
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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $44 million, or $0.35 per gallon, assuming our plant operates at 100% of our capacity.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $62 million decrease in revenue.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2016 or in the Company’s quarterly report on Form 10-Q for the quarterly period ended December 31, 2016 and there were no material developments to such matters.

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item IA of our Form 10-K for the fiscal year ended September 30, 2016. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 8, 2017	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	February 8, 2017	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer