Form 10-Q
period 2017-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2017-05-10
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2017

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
Series A Membership Units
(Title of class)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2017, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2017	September 30, 2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,502	$3,139
Accounts receivable	938	470
Accounts receivable, related party	11,570	13,137
Derivative financial instruments	329	88
Inventory	13,294	9,937
Prepaid expenses and other	1,658	470
Total current assets	29,291	27,241

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	220,571	218,417
Office and other equipment	1,282	1,200
	223,917	221,681
Accumulated depreciation	(105,092)	(99,109)
Net property, plant and equipment	118,825	122,572

Other assets	2,166	2,150
Total Assets	$150,282	$151,963

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2017	September 30, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$1,730	$3,295
Accounts payable, related party	263	737
Derivative financial instruments	739	1,526
Accrued expenses	6,031	5,217
Accrued expenses, related parties	134	640
Current maturities of notes payable	6,527	6,517
Total current liabilities	15,424	17,932

Long Term Liabilities
Notes payable, less current maturities	22,465	24,754
Other long-term liabilities	6,150	6,200
Total long term liabilities	28,615	30,954

Members' Equity
Members' capital, 13,327 units issued and outstanding	87,165	87,165
Accumulated earnings	19,078	15,912
Total members' equity	106,243	103,077

Total Liabilities and Members' Equity	$150,282	$151,963

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months	Three Months	Six Months	Six Months
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

Revenues	$56,073	$54,122	$108,138	$107,321
Cost of Goods Sold
Cost of goods sold-non hedging	51,846	54,842	96,751	105,842
Realized & unrealized hedging losses (gains)	738	87	715	(229)
	52,584	54,929	97,466	105,613

Gross Margin (Loss)	3,489	(807)	10,672	1,708

General and administrative expenses	1,331	964	2,458	2,169

Operating Income (Loss)	2,158	(1,771)	8,214	(461)

Interest and other (income) expense, net	93	97	517	301
Change in fair value of put option liability	—	360	—	360

Net Income (Loss)	$2,065	$(2,228)	$7,697	$(1,122)

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	14,442	13,327	14,442	13,327
Income (Loss) per unit - basic	$154.95	$(167.18)	$577.55	$(84.19)
Income (Loss) per unit - diluted	$142.99	$(167.18)	$532.96	$(84.19)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,697	$(1,122)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	6,006	5,878
Amortization	35	36
Change in fair value of put option liability	—	360
Change in other assets, net	(16)	(18)
(Increase) decrease in current assets:
Accounts receivable	1,099	(6,178)
Inventories	(3,357)	1,225
Prepaid expenses and other	(1,188)	(375)
Derivative financial instruments	(241)	12
Increase (decrease) in current liabilities:
Accounts payable	(2,039)	(2,500)
Derivative financial instruments	(787)	(160)
Accrued expenses	308	296
(Decrease) in other long-term liabilities	(50)	(50)
Net cash provided by (used in) operating activities	7,467	(2,596)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,259)	(1,555)
Decrease in restricted cash	—	305
Net cash (used in) investing activities	(2,259)	(1,250)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	(4,531)	—
Proceeds from debt	34,733	68,830
Payments on debt	(37,047)	(64,992)
Net cash provided by (used in) financing activities	(6,845)	3,838

Net (decrease) in cash and cash equivalents	(1,637)	(8)

CASH AND CASH EQUIVALENTS
Beginning	3,139	3,030
Ending	$1,502	$3,022

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$535	$663

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.   The Company historically was permitted to produce up to 125 million gallons under it's air permit; however, the Iowa Department of Natural Resources (IDNR) recently approved the Company's air permit to 140 million gallons per rolling 12 months starting in March 2017. The Company sells its ethanol, distillers grains, corn syrup and corn oil in the continental United States, Mexico, and the Pacific Rim.
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and six months ended March 31, 2017 and 2016 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2016 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of March 31, 2017 and September 30, 2016, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of March 31, 2017, the Company was committed to sell 1.7 million gallons of ethanol, 0.1 million tons of dried distillers grains and 2.1 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2017, the Company was committed to purchasing 2.7 million bushels of corn on a forward contract basis resulting in a total commitment of $8.9 million. In addition, the Company was committed to purchase 4.4 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2017 and September 30, 2016 at market value are as follows:

	Balance Sheet Classification	March 31, 2017	September 30, 2016
		in 000's	in 000's
Futures and option contracts
In gain position		$301	$361
In loss position		(78)	(20)
Cash held by (due to) broker		106	(253)
	Current asset	329	88

Forward contracts, corn	Current liability	739	1,526

Net futures, options, and forward contracts		$(410)	$(1,438)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and six months ended March 31, 2017 and 2016 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$1,012	$525	$1,331	$1,404
Futures and option corn contracts	Cost of Goods Sold	(274)	(438)	(616)	(1,633)

Inventory
Inventory is valued at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability

The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2016 to March 31, 2017.

Interest - Imputation of Interest
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03 that simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This was adopted for the presentation in the first quarter of the year ending September 30, 2017 (Fiscal 2017), and historical information was reclassified to reflect the above change.

Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for the put option using the reverse treasury stock method. The put option adjustment is excluded from the three months and six months ended March 31, 2016 because it would be anti-dilutive. Basis earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Numerator:
Net income (loss) for basic earnings per unit	$2,065	$(2,228)	$7,697	$(1,122)
Net income (loss) for diluted earnings per unit	$2,065	$(2,228)	$7,697	$(1,122)

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	14,442	13,327	14,442	13,327
Income (loss) per unit - basic	$154.95	$(167.18)	$577.55	$(84.19)
Income (loss) per unit - diluted	$142.99	$(167.18)	$532.96	$(84.19)

Note 3:  Inventory
Inventory is comprised of the following:

	March 31, 2017	September 30, 2016
	(000's)	(000's)
Raw Materials - corn	$3,553	$2,924
Supplies and Chemicals	4,313	3,293
Work in Process	1,605	1,271
Finished Goods	3,823	2,449
Total	$13,294	$9,937

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

As of March 31, 2017, there was $25.7 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	March 31, 2017	September 30, 2016
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (4.34% at March 31, 2017)	$15,000	$18,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (4.34% at March 31, 2017)	10,303	9,361
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	3,927	4,183
	29,230	31,544
Less Current Maturities	6,527	6,517
Less Financing Costs, net of amortization	$238	$273
Total Long Term Debt	$22,465	$24,754

The approximate aggregate maturities of notes payable as of March 31, 2017 are as follows:

2018	$6,527

2019	6,548

2020	3,571

2021	583

2022	601

2023 and Thereafter	11,400

Total	$29,230

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and September 30, 2016, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$301	$—	$—

Liabilities:
Derivative financial instruments	78	739	—
Put option liability	—	—	6,100

	September 30, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$361	$—	$—

Liabilities:
Derivative financial instruments	20	1,526	—
Put option liability	—	—	6,100

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at March 31, 2017 and September 30, 2016

	March 31, 2017	September 30, 2016
Put option assumptions:
Risk-free interest rate	0.63%	0.63%
Expected volatility	32%	32%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,200	$5,200

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the six months ended March 31, 2017 and for Fiscal 2016 that ended September 30, 2106:

	March 31, 2017	September 30, 2016
Beginning Balance	$6,100	$5,640
Change in Value	—	460
Ending Balance	$6,100	$6,100

Note 6:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million  during each of the three months ended March 31, 2017 and 2016, and $0.8 million during each of the six months ended March 31, 2017 and 2016, under the Ethanol Agreement.    On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distillers Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.3 million during each of the three months ended March 31, 2017 and 2016, and $0.5 million and $0.6 million during each of the six months ended March 31, 2017 and 2016, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million during each of the three months ended March 31, 2017 and 2016, and $0.4 million and $0.3 million during each of the six months ended March 31, 2017 and 2016, respectively.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 33,588 acres of Enogen corn for the fiscal year ending September 30, 2017. Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.    On March 25, 2009, the Company amended and restated the Railcar Lease Agreement with Bunge (the original Railcar Sublease Agreement was dated June 25, 2007) for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains (in November of 2016, the number of ethanol cars was reduced to 323, which is in addition to the hopper car reductions of one each in November 2013 and January 2015 to 298).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $1.0 million and $1.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively, and $2.5 million and $1.9 million for the six months ended March 31, 2017 and 2016, respectively, net of subleases and accretion. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. The Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in Fiscal 2017 and future fiscal years.
Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $53.5 million and $51.9 million for the three months ended March 31, 2017 and 2016, respectively, and $103.1 million and $103.0 million for the six months ended March 31, 2017 and 2016, respectively.

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

Overview
The Company is an Iowa LLC, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 125 million gallon capacity ethanol plant (the "Facility").   The Company historically was permitted to produce up to 125 million gallons under it's air permit; however, the Iowa Department of Natural Resources (IDNR) recently approved the Company's air permit to 140 million gallons per rolling 12 months starting in March 2017. We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. However, the EPA decided to delay finalizing the rule on the 2014 and 2015 RFS2 standards until after the end of 2014. In May, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “ Final 2014 - 2016 Rule”).

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

The volume requirements mandated in the Final 2014 - 2016 Rule and the Final 2017 Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company's financial performance.

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

Industry Factors Affecting our Results of Operations
Ethanol prices increased 10.9% during the three months ended March 31, 2017 as compared to the same period in the previous fiscal year. The March 2016 quarter was uniquely low due to increased supply of ethanol and reduced crude oil prices, and depressed market prices for ethanol resulting from the lower volume requirements in the EPA 2014 - 2016 Final Rule. Offsetting the March 2017 quarter price increase was a 4.1% decrease in ethanol shipments during the three months ended March 31, 2017 as compared to the prior year, primarily due to railcars being unavailable.
Despite the price increase experienced during the three months ended March 31, 2017, ethanol prices remain relatively flat as compared to historical average prices, and management currently believes that the ethanol outlook for the third quarter of our fiscal year ending September 30, 2017 ("Fiscal 2017") will remain at the current levels and not experience a significant decline. In the event of any ethanol price reductions, management believes that any such reductions would be offset due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimates the 2016 ending corn stocks of 1.7 billion bushels, and forecast a 2017 corn supply of 16.9 billion bushels, suggesting lower corn prices in 2017.

•
Gasoline demand continues to increase over 2016 levels. The U.S. Energy Information Administration (the"EIA") released in its Short Term Energy Outlook report of April 5, 2017 that U.S. gasoline demand is expected to increase to record levels of approximately 9.3 million bpd in 2017.

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

However, despite certain favorable market conditions and the flat outlook for ethanol, we believe that our margins will remain tight. Continued low prices for crude oil and unleaded gasoline or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol, which could adversely impact our profitability during Fiscal 2017. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. In addition, ethanol exports to China are likely to decrease as a result of the restoration of a 30% tariff on ethanol imports from the U.S. During 2016, the tariff was reduced to 5% which resulted in increased exports of U.S. ethanol to China. Although recently there has been a modest decrease in the domestic ethanol supply, if ethanol exports during Fiscal 2017 decrease, this could lead to an excess in the domestic ethanol supply and reduce the market price of ethanol. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the lower domestic ethanol prices, if ethanol prices increase, this could negatively impact export demand. The Brazilian Agricultural Minister has also recently requested Brazil's trade counsel impose a tariff on ethanol imports from the U.S. which, if imposed, could further decrease export demand and adversely impact the price of ethanol unless alternative markets are found. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The recent reductions in the renewable volume obligations by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the increase back to statutory requirements set forth in the Final 2017 Rule.
Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices, adversely impacting the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains may also continue to experience further declines due to decreased exports to China as a result of the Chinese antidumping and countervailing investigation and the significant duties imposed on distillers grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7%, an increase over the 33.5% duty set forth in its preliminary decision. China also increased the anti-subsidy duties from a range of 10% to 10.7% in its preliminary decision to a range of 11.2% to 12%. China has historically been one of the largest importers of domestically produced distillers grains. Reduced demand from China combined with lower corn and soybean prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.
Although corn oil prices increased during the quarter ended March 31, 2017 despite the increase in corn oil supply, corn oil prices may be adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production. Although management anticipates our Fiscal 2017 corn oil production levels to be comparable to production in the fiscal year ended September 30, 2016 (“Fiscal 2016”); corn oil prices will continue to be impacted by corn and soybean prices, soybean supply and market demand for corn oil which could decrease as a result of the expiration of the biodiesel blenders’ tax credit. Despite the nonrenewal of the biodiesel blenders' tax credit for 2017, the higher biodiesel and advanced biofuel mandates put in place by the EPA could lead to increased biodiesel production. The higher mandates could increase demand for corn oil and soybean oil and positively impact the price of corn oil.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$56,073	100.0%	$54,122	100.0%
Cost of Goods Sold
Material Costs	37,717	67.3%	41,060	75.9%
Variable Production Expense	7,796	13.9%	7,210	13.3%
Fixed Production Expense	7,071	12.6%	6,659	12.3%
Gross Margin (Loss)	3,489	6.2%	(807)	(1.5)%
General and Administrative Expenses	1,331	2.3%	964	1.8%
Interest Expense and Other Income, net	93	0.2%	97	0.2%
Change in fair value of put option liability	—	—%	360	0.6%
Net Income (Loss)	$2,065	3.7%	$(2,228)	(4.1)%

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2017, and 2016.

	Six Months Ended March 31, 2017		Six Months Ended March 31, 2016
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$108,138	100.0%	$107,321	100.0%
Cost of Goods Sold
Material Costs	68,602	63.4%	77,178	71.9%
Variable Production Expense	15,025	13.9%	15,012	14.0%
Fixed Production Expense	13,839	12.8%	13,423	12.5%
Gross Margin (Loss)	10,672	9.9%	1,708	1.6%
General and Administrative Expenses	2,458	2.3%	2,169	2.0%
Interest Expense and Other Income, net	517	0.5%	301	0.3%
Change in fair value of put option liability	—	—%	360	0.3%
Net Income (loss)	$7,697	7.1%	$(1,122)	(1.0)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart above displays statistical information regarding our revenues.The increase in revenue was attributable to the overall change in commodity prices for ethanol and distillers grains, with ethanol prices increasing compared to 2016 and a substantial decrease in the average price per ton received for our distiller grains. During the three months ended March 31, 2017, the average price per gallon of ethanol increased by 10.9% as compared to the same period in 2016, with the increase partially offset by a 4.1% decrease in gallons of ethanol sold. The decrease in production was a result of railcars being unavailable. The increase in revenue for the six months ended March 31, 2017 compared to the same period in 2016 for ethanol was due to the average price per gallon of ethanol increasing by 2.9% and an increase in gallons of ethanol sold of 0.9%.

A decrease in the average price per ton of distillers grains of approximately 12.6%, coupled with a 0.3% decrease in volume sold contributed to the decrease in revenue for this category in the three months ended March 31, 2017. For the six months ended March 31, 2017 as compared to 2016, there was a 5.1% decrease in volume and a 9.2% decrease in distillers grain prices. Distillers grain revenue declined as prices dropped due to lower corn prices and decreased domestic and export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing investigations and the implementation of significant duties on distillers grains produced in the United States.

Corn oil revenue increased 16.4% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016 due to higher corn oil prices. For the six months ended March 31, 2017, corn oil revenue increased 18.2%, although tons sold were 1.6% less than the six months ended March 31, 2016.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$44,918	80.1%	$42,043	77.7%
Distillers Grains	8,460	15.1%	9,654	17.8%
Corn Oil	2,433	4.3%	2,091	3.9%
Other	262	0.5%	334	0.6%

	Six Months Ended March 31, 2017		Six Months Ended March 31, 2016
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$86,529	80.0%	83,625	78.0%
Distillers Grains	16,399	15.2%	19,043	17.7%
Corn Oil	4,712	4.3%	3,986	3.7%
Other	498	0.5%	667	0.6%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 93.8% and 101.5% for the three months ended March 31, 2017 and 2016, respectively.  For the six months ended March 31, 2017 and 2016, cost of goods sold was 90.1% and 98.4%, respectively. Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 0.6% in the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The amount of bushels of corn used in ethanol sold decreased by 6.4% in the three months ended March 31, 2017 from 2016 due to increased production efficiency. For the six months ended March 31, 2017, the average price of corn used in ethanol production per bushel decreased 7.3% , and the bushels of corn used in ethanol sold decreased 0.7% as compared to 2016 .
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $0.7 million increase in our cost of goods sold for the three months ended March 31, 2017, compared to an increase of $0.1 million in our cost of goods sold for the three months ended March 31, 2016.  In the six months ended March 31, 2017, the realized and unrealized gains (losses) related to our derivatives and hedging for corn resulted in an increase of $0.7 million in our cost of goods sold, compared to a change of $(0.2) million in our cost of goods sold for the six months ended March 31, 2016. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an increase when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 and for the six months ended March 31, 2017 compared to the six months ended March 31, 2016 due to higher energy costs somewhat offset by lower chemical costs. Our average steam and natural gas energy cost increased 26.2% comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 principally due to higher energy prices. For the six months six months ended March 31, 2017, our average steam and natural gas energy cost increased 27.2% compared to the six months ended March 31, 2016.

Fixed production expenses increased $0.4 million when comparing the three months ended March 31, 2017 to the three months ended March 31, 2016 and increased $0.3 million for the six months ended March 31, 2017 compared to the six months ended March 31, 2016. Repairs and maintenance expenses as well as increased railcar lease expenses were the primary reason for the increase as we leased 30 more tanker cars to provide flexibility in shipments.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2017 increased 38.1% compared to the three months ended March 31, 2016, and increased 13.3% for the six months ended March 31, 2017 as compared to the six months ended March 31, 2016. Employee costs and benefits, sales tax expense for repairs and maintenance expenses were the main reasons for the change.
Other Expense

Our other expenses were approximately $0.1 million each for the three months ended March 31, 2017 and 2016, and represent approximately 0.2% of our revenue. For the six months ended March 31, 2017 and 2016, our other expenses were $0.5 million and $0.3 million, respectively. We booked a $0.1 million provision in the first quarter of 2017 for non reimbursed insurance costs due to a fire that occurred in October 2016 in the ethanol load out portion of our plant for tanker trucks.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the six months ended March 31, 2017. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016

EBITDA
Net Income (Loss)	$2,065	$(2,228)	$7,697	$(1,122)
Interest Expense	283	364	571	700
Depreciation	3,006	2,939	6,006	5,878
EBITDA	5,354	1,075	14,274	5,456

Unrealized Hedging (Gain)	56	230	(668)	209
Change in fair value of put option liability	—	360	—	360

Modified EBITDA	$5,410	$1,665	$13,606	$6,025

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
As of March 31, 2017, we had a cash balance of $1.5 million, $25.7 million available under the Revolving Term Loan and working capital of $13.9 million.

During the third quarter of Fiscal 2017, we estimate that we will require cash of approximately $38.3 million for our primary input of corn and $3.9 million for our energy sources of electricity, steam, and natural gas.
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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $48 million, or $0.34 per gallon, assuming our plant operates at 100% of our capacity.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $70 million decrease in revenue.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently are material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2016 or in the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2017 and there were no material developments to such matters.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 10, 2017	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	May 10, 2017	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer