Form 10-Q
period 2017-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2017-08-03
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2017

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

As of June 30, 2017, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements
SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2017	September 30, 2016
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,478	$3,139
Accounts receivable	1,445	470
Accounts receivable, related party	14,718	13,137
Derivative financial instruments	188	88
Inventory	12,863	9,937
Prepaid expenses and other	1,511	470
Total current assets	32,203	27,241

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	223,768	218,417
Office and other equipment	1,282	1,200
	227,114	221,681
Accumulated depreciation	(108,107)	(99,109)
Net property, plant and equipment	119,007	122,572

Other assets	2,152	2,150
Total Assets	$153,362	$151,963

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2017	September 30, 2016
	(Unaudited)
Current Liabilities
Accounts payable	$2,759	$3,295
Accounts payable, related party	121	737
Derivative financial instruments	288	1,526
Accrued expenses	7,736	5,217
Accrued expenses, related parties	247	640
Current maturities of notes payable	6,532	6,517
Total current liabilities	17,683	17,932

Long Term Liabilities
Notes payable, less current maturities	21,382	24,754
Other long-term liabilities	6,125	6,200
Total long term liabilities	27,507	30,954

Members' Equity
Members' capital, 13,327 units issued and outstanding	87,165	87,165
Accumulated earnings	21,007	15,912
Total members' equity	108,172	103,077

Total Liabilities and Members' Equity	$153,362	$151,963

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Revenues	$54,052	$58,128	$162,190	$165,449
Cost of Goods Sold
Cost of goods sold-non hedging	52,132	56,287	148,883	162,129
Realized & unrealized hedging losses (gains)	(1,380)	614	(665)	385
	50,752	56,901	148,218	162,514

Gross Margin	3,300	1,227	13,972	2,935

General and administrative expenses	1,070	1,104	3,528	3,273

Operating Income (Loss)	2,230	123	10,444	(338)

Interest and other (income) expense, net	301	396	818	697
Change in fair value of put option liability	—	—	—	360

Net Income (Loss)	$1,929	$(273)	$9,626	$(1,395)

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	14,384	13,327	14,423	13,327
Income (loss) per unit - basic	$144.74	$(20.48)	$722.29	$(104.67)
Income (loss) per unit - diluted	$134.11	$(20.48)	$667.41	$(104.67)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,626	$(1,395)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	9,020	8,820
Amortization	53	54
Change in fair value of put option liability	—	360
Change in other assets, net	(2)	9
(Increase) decrease in current assets:
Accounts receivable	(2,556)	(10,016)
Inventory	(2,926)	867
Prepaid expenses and other	(1,041)	(329)
Derivative financial instruments	(100)	(715)
Increase (decrease) in current liabilities:
Accounts payable	(1,152)	(2,449)
Derivative financial instruments	(1,238)	2,380
Accrued expenses	2,126	(62)
(Decrease) in other long-term liabilities	(75)	(75)
Net cash provided by (used in) operating activities	11,735	(2,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(5,455)	(3,554)
Decrease in restricted cash	—	305
Net cash (used in) investing activities	(5,455)	(3,249)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	(4,531)	—
Proceeds from debt	67,221	126,224
Payments on debt	(70,631)	(120,438)
Net cash provided by (used in) financing activities	(7,941)	5,786

Net (decrease) in cash and cash equivalents	(1,661)	(14)

CASH AND CASH EQUIVALENTS
Beginning	3,139	3,030
Ending	$1,478	$3,016

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$800	$1,005

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005 and began producing ethanol in February, 2009.   The Company is permitted to produce up to 140 million gallons of ethanol per year. The Company sells its ethanol, distillers grains, corn syrup and corn oil in the continental United States, Mexico, and the Pacific Rim.
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and nine months ended June 30, 2017 and 2016 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2016 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of June 30, 2017 and September 30, 2016, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of June 30, 2017, the Company was committed to sell 2.3 million gallons of ethanol, 0.1 million tons of distillers grains and 4.5 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2017, the Company was committed to purchasing 3.6 million bushels of corn on a forward contract basis resulting in a total commitment of $13.0 million. In addition, the Company was committed to purchase 0.5 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2017 and September 30, 2016 at market value are as follows:

	Balance Sheet Classification	June 30, 2017	September 30, 2016
		in 000's	in 000's
Futures and option contracts
In gain position		$55	$361
In loss position		(292)	(20)
Cash held by (due to) broker		425	(253)
	Current asset	188	88

Forward contracts, corn	Current liability	288	1,526

Net futures, options, and forward contracts		$(100)	$(1,438)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and nine months ended June 30, 2017 and 2016 consist of the following:

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(816)	$3,150	$515	$4,554
Futures and option corn contracts	Cost of Goods Sold	(564)	(2,536)	(1,180)	(4,169)
Futures and option ethanol contracts	Revenue	—	429	—	429

Inventory
Inventory is valued at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consists of an agreement between the Company and ICM, Inc. that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2016 to June 30, 2017.

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

	Three Months Ended		Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income (loss) for basic earnings per unit	$1,929	$(273)	$9,626	$(1,395)
Net income (loss) for diluted earnings per unit	$1,929	$(273)	$9,626	$(1,395)

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	14,384	13,327	14,423	13,327
Income (loss) per unit - basic	$144.74	$(20.48)	$722.29	$(104.67)
Income (loss) per unit - diluted	$134.11	$(20.48)	$667.41	$(104.67)

Note 3:  Inventory
Inventory is comprised of the following:

	June 30, 2017	September 30, 2016
	(000's)	(000's)
Raw Materials - corn	$3,942	$2,924
Supplies and Chemicals	4,469	3,293
Work in Process	1,615	1,271
Finished Goods	2,837	2,449
Total	$12,863	$9,937

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

As of June 30, 2017, there was $25.2 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	June 30, 2017	September 30, 2016
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (4.58% at June 30, 2017)	$13,500	$18,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (4.58% at June 30, 2017)	10,837	9,361
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	3,797	4,183
	28,134	31,544
Less Current Maturities	6,532	6,517
Less Financing Costs, net of amortization	220	273
Total Long Term Debt	$21,382	$24,754

The approximate aggregate maturities of notes payable as of June 30, 2017 are as follows:

2018	$6,532

2019	6,554

2020	2,077

2021	584

2022	608

2023 and Thereafter	11,779

Total	$28,134

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	June 30, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$55	$—	$—

Liabilities:
Derivative financial instruments	292	288	—
Put option liability	—	—	6,100

	September 30, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$361	$—	$—

Liabilities:
Derivative financial instruments	20	1,526	—
Put option liability	—	—	6,100

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at June 30, 2017 and September 30, 2016:

	June 30, 2017	September 30, 2016
Put option assumptions:
Risk-free interest rate	0.63%	0.63%
Expected volatility	32%	32%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,200	$5,200

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the nine months ended June 30, 2017 and for Fiscal 2016 that ended September 30, 2106:

	June 30, 2017	September 30, 2016
Beginning Balance	$6,100	$5,640
Change in Value	—	460
Ending Balance	$6,100	$6,100

Note 6:   Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million  during each of the three months ended June 30, 2017 and 2016, and $1.1 million and $1.2 million during the nine months ended June 30, 2017 and 2016, respectively, under the Ethanol Agreement.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distillers Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.3 million during each of the three months ended June 30, 2017 and 2016, and $0.8 million and $0.9 million during the nine months ended June 30, 2017 and 2016, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million during each of the three months ended June 30, 2017 and 2016, and $0.5 million during each of the nine months ended June 30, 2017 and 2016, respectively.
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

On March 25, 2009, the Company amended and restated the Railcar Lease Agreement with Bunge (the original Railcar Sublease Agreement was dated June 25, 2007) for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains (in November of 2016, the number of ethanol cars was reduced to 323, which is in addition to the hopper car reductions of one each in November 2013 and January 2015 to 298).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $1.0 million and $1.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $3.5 million and $3.1 million for the nine months ended June 30, 2017 and 2016, respectively, net of subleases and accretion. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. The Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in Fiscal 2017 and future fiscal years.
Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $51.3 million and $56.1 million for the three months ended June 30, 2017 and 2016, respectively, and $154.4 million and $159.1 million for the nine months ended June 30, 2017 and 2016, respectively.

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
Overview
The Company is an Iowa LLC, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 125 million gallon capacity ethanol plant (the "Facility").   The Company is permitted to produce up to 140 million gallons of ethanol per year. We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In May, 2015, the EPA released proposed rules for the 2014, 2015 and 2016 renewable volume obligations which proposed significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. On November 30, 2015, the EPA issued its final rules in response to the public comments received relating to the reductions in its proposed rules (the “ Final 2014 - 2016 Rule”); however, the Final 2014-2016 Rule maintained significant reductions to the statutorily mandated volume requirements.

On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol. In November 2016, the EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons (the “Final 2017 Rule”). Although the volume requirements set forth in the Final 2017 Rule are a significant increase over the 2016 volume requirements and the 2017 requirements originally proposed in May 2016, the 2017 volume requirements are still below the statutory mandate for 2017 of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS2 by the EPA and a rejection of arguments by the oil industry relating to the "blend wall," there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.

On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirement which would set the annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels (the “Proposed 2018 Rule”). Although the volume requirements set forth in the Proposed 2018 Rule are only slightly down from the 19.28 billion gallons required under the Final 2017 Rule, the proposed volume requirements are significantly below the 26 billion gallons statutory mandate for 2018. However, the Proposed 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons. The Proposed 2018 Rule is open for public comment and we anticipate the EPA will issue a final rule later this year.

The following chart sets forth the statutory volumes (in billion gallons) for 2014, 2015, 2016 and 2017 and the volumes required under the Final 2014-2016 Rule, the Final 2017 Rule and the Proposed 2018 Rule:

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	Final 2014-2016 Rule	16.28	13.61
2015	Statutory	20.50	15.00
	Final 2014-2016 Rule	16.93	14.05
2016	Statutory	22.25	15.00
	Final 2014-2016 Rule	18.11	14.50
	Statutory	24.00	15.00
2017	Final 2017 Rule	19.28	15.00
2018	Statutory	26.00	15.00
	Proposed 2018 Rule	19.24	15.00

The volume requirements mandated in the Final 2014 - 2016 Rule, the Final 2017 Rule and the Proposed 2018 Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact the Company's financial performance.

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

Although the release of the Proposed 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS2 and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability.

Industry Factors Affecting our Results of Operations

Ethanol prices remain relatively flat during the three months ended June 30, 2017 as compared to the same period in the previous fiscal year. There also was a 1.6% decrease in ethanol shipments during the three months ended June 30, 2017 as compared to the prior year, primarily due to railcars being unavailable.
Given the relative flat nature of ethanol prices uring the three months ended June 30, 2017 as compared to historical average prices, management currently believes that the ethanol outlook for the remainder of our fiscal year ending September 30, 2017 ("Fiscal 2017") will remain at the current levels and not experience a significant decline due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimates the 2017 corn supply to be 15.5 billion bushels, suggesting slightly lower corn prices in 2017 from the last forecast.

•
Gasoline demand remains flat as compared to 2016 levels. The U.S. Energy Information Administration (the "EIA") released in its Short Term Energy Outlook report of April 5, 2017 that U.S. gasoline demand is expected to maintain 2016 levels of approximately 9.3 million bpd in 2017.

•
The EIA reports global demand for ethanol continues to increase at approximately 2% to 3% per year as countries, such as Argentina and Mexico , increase ethanol blending mandates which provides U.S. producers an opportunity to participate in such growth through exports. Importantly, India is also growing its imports of ethanol. According to the EIA, through the first four months of 2017, U.S. gross ethanol exports were 40% higher than exports during the same period in 2016 and the EIA forecasts that U.S. ethanol net exports in 2017 will likely surpass the previous record set in 2011. Also, the announcement by the Agricultural Minister in Brazil not to impose ethanol tariffs at the current time was well received by the ethanol industry.

•	Ethanol has continued trading at a discount to gasoline, which could improve the economics of using ethanol as an oxygenate and octane enhancer when blended with gasoline.

•
The EPA's maintenance in the Proposed 2018 Rule of the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15 billion gallons signals continued support by the administration of the RFS for ethanol and could encourage investment in infrastructure to accommodate higher ethanol blends which would lease to increased domestic demand.

However, despite certain favorable market conditions and the flat outlook for ethanol, we believe that our margins will remain tight. Continued low prices for crude oil and unleaded gasoline or further decreases in the price of such commodities could have a significant negative impact on the market price of ethanol, which could adversely impact our profitability during Fiscal 2017. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Through the first half of 2017, increasing ethanol production rates have outpaced domestic E10 gasoline demand and export growth, leading to elevated ethanol inventory levels at a time when they are typically falling to meet peak driving demand. According to the EIA, as of July 14, 2017, weekly ending stocks of ethanol were 5% higher than the same time last year and 13% higher than the previous five-year average. In addition, ethanol exports to China are likely to decrease as a result of the restoration of a 30% tariff on ethanol imports from the U.S. During 2016, the tariff was reduced to 5% which resulted in increased exports of U.S. ethanol to China. Although the Brazilian Agricultural Minister withdrew his most recent request to the Brazil trade counsel that Brazil impose a tariff on ethanol imports from the U.S., in response to sustained pressure from the Brazilian sugarcane industry, Brazil continues to consider the imposition of a significant tariff on U.S. ethanol imports. Industry groups including, Growth Energy, Renewable Fuels Association and the U.S. Grains Council are maintaining lobbying efforts in Brazil to avert the imposition of this type of tariff. Brazil represents the most significant importer of U.S. ethanol and any decrease in U.S. ethanol exports to Brazil could adversely impact the market price of ethanol unless domestic demand increases or foreign markets are developed. If ethanol exports during Fiscal 2017 decrease, this could lead to an excess in the domestic ethanol supply and reduce the market price of ethanol. Although ethanol exports have provided some support for ethanol prices with the increase in export demand resulting from the lower domestic ethanol prices, if ethanol prices increase, this could negatively impact export demand. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The recent reductions in the renewable volume obligations by the EPA also may result in an oversupply of renewable fuel credits which could decrease demand for corn-based ethanol despite the increase back to statutory requirements set forth in the Final 2017 Rule.
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
Although corn oil prices increased during the quarter ended June 30, 2017 despite the increase in corn oil supply, corn oil prices may be adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production. Although management anticipates our Fiscal 2017 corn oil production levels to be comparable to production in the fiscal year ended September 30, 2016 (“Fiscal 2016”); corn oil prices will continue to be impacted by corn and soybean prices, soybean supply and market demand for corn oil which could decrease as a result of the expiration of the biodiesel blenders’ tax credit. Despite the non-renewal of the biodiesel blenders' tax credit for 2017, the higher biodiesel and advanced biofuel mandates put in place by the EPA could lead to increased biodiesel production. The higher mandates could increase demand for corn oil and soybean oil and positively impact the price of corn oil. However, the Proposed 2018 Rule reduces the renewable volume requirements for higher biodiesel and advanced biofuels from the statutory mandates and if these lower mandates are maintained in the final rule for 2018, the demand and price for corn oil could be adversely impacted based on as a result of decreased production of biodiesel.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2017 and 2016.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$54,052	100.0%	$58,128	100.0%
Cost of Goods Sold
Material Costs	34,815	64.4%	41,785	71.9%
Variable Production Expense	7,727	14.3%	7,093	12.2%
Fixed Production Expense	8,210	15.2%	8,023	13.8%
Gross Margin	3,300	6.1%	1,227	2.1%
General and Administrative Expenses	1,070	1.9%	1,104	1.9%
Interest Expense and Other Income, net	301	0.6%	396	0.7%
Net Income (Loss)	$1,929	3.6%	$(273)	(0.5)%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2017, and 2016.

	Nine Months Ended June 30, 2017		Nine Months Ended June 30, 2016
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$162,190	100.0%	$165,449	100.0%
Cost of Goods Sold
Material Costs	103,417	63.8%	118,963	71.9%
Variable Production Expense	22,752	14.0%	22,105	13.3%
Fixed Production Expense	22,049	13.6%	21,446	13.0%
Gross Margin	13,972	8.6%	2,935	1.8%
General and Administrative Expenses	3,528	2.2%	3,273	2.0%
Interest Expense and Other Income, net	818	0.5%	697	0.4%
Change in fair value of put option liability	—	—%	360	0.2%
Net Income (loss)	$9,626	5.9%	$(1,395)	(0.8)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. The decrease in revenue was attributable to the overall change in commodity prices for ethanol and distillers grains, with ethanol prices increasing compared to 2016 and a substantial decrease in the average price per ton received for our distiller grains.

During the three months ended June 30, 2017, the average price per gallon of ethanol did not change as compared to the same period in 2016, but revenues were negatively impacted by a 1.6% decrease in gallons of ethanol sold. The decrease in production was a result of railcars being unavailable, and a longer scheduled shutdown period than anticipated. The increase in revenue for the nine months ended June 30, 2017 compared to the same period in 2016 for ethanol was due to the average price per gallon of ethanol increasing by 1.4% and the gallons of ethanol sold being relatively unchanged.

A decrease in the average price per ton of distillers grains of approximately 19.5%, coupled with a 15.1% decrease in volume sold contributed to the decrease in revenue for this category in the three months ended June 30, 2017. For the nine months ended June 30, 2017 as compared to 2016, there was a 8.6% decrease in volume and a 12.6% decrease in distillers grain prices. Distillers grain revenue declined as prices dropped due to lower corn prices and decreased domestic and export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing investigations and the implementation of significant duties on distillers grains produced in the United States.

Corn oil revenue increased 8.2% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to higher corn oil prices. For the nine months ended June 30, 2017, corn oil revenue increased 14.4%, as tons sold were 1.8% more than the nine months ended June 30, 2016.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$44,260	81.9%	$45,198	77.8%
Distillers Grains	6,972	12.9%	10,200	17.5%
Corn Oil	2,597	4.8%	2,401	4.1%
Other	223	0.4%	329	0.6%

	Nine Months Ended June 30, 2017		Nine Months Ended June 30, 2016
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$130,789	80.6%	128,822	77.8%
Distillers Grains	23,371	14.4%	29,243	17.7%
Corn Oil	7,309	4.5%	6,387	3.9%
Other	721	0.5%	997	0.6%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 93.9% and 97.9% for the three months ended June 30, 2017 and 2016, respectively.  For the nine months ended June 30, 2017 and 2016, cost of goods sold was 91.4% and 98.2%, respectively. Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 11.1% in the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The amount of bushels of corn used in ethanol sold decreased by 4.8% in the three months ended June 30, 2017 from 2016 due to lower production volume . For the nine months ended June 30, 2017, the average price of corn used in ethanol production per bushel decreased 7.8%, and the bushels of corn used in ethanol sold decreased 2.7% as compared to 2016.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $1.4 million decrease in our cost of goods sold for the three months ended June 30, 2017, compared to an increase of $0.6 million in our cost of goods sold for the three months ended June 30, 2016.  In the nine months ended June 30, 2017, the realized and unrealized gains (losses) related to our derivatives and hedging for corn resulted in an decrease of $0.7 million in our cost of goods sold, compared to an increase of $0.4 million in our cost of goods sold for the nine months ended June 30, 2016. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an increase when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016 and for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 due to higher energy costs somewhat offset by lower chemical costs. Our average steam and natural gas energy cost increased 36.7% comparing the three months ended June 30, 2017 to the three months ended June 30, 2016 principally due to higher energy prices. For the six months nine months ended June 30, 2017, our average steam and natural gas energy cost increased 29.9% compared to the nine months ended June 30, 2016.

Fixed production expenses increased $0.2 million when comparing the three months ended June 30, 2017 to the three months ended June 30, 2016 and increased $0.6 million for the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016. Repairs and maintenance expenses as well as increased railcar lease expenses were the primary reason for the increase as we leased 30 more tanker cars to provide flexibility in shipments.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2017 decreased 3.1% compared to the three months ended June 30, 2016, primarily due to lower salary/bonus expenses. General and administrative expenses increased 7.8% for the nine months ended June 30, 2017 as compared to the nine months ended June 30, 2016, due to higher consulting fees, supplies and property taxes.
Other Expense

Our other expenses were approximately $0.3 million for the three months ended June 30, 2017 and $0.4 million for the nine months ended June 30, 2016, and represent approximately 0.6% of our revenue. For the nine months ended June 30, 2017 and 2016, our other expenses were $0.8 million and $0.7 million, respectively. We booked a $0.1 million provision in the first quarter of 2017 for non reimbursed insurance costs due to a fire that occurred in October 2016 in the ethanol load out portion of our plant for tanker trucks.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the nine months ended June 30, 2017. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

EBITDA
Net Income (Loss)	$1,929	$(273)	$9,626	$(1,395)
Interest Expense	291	372	862	1,072
Depreciation	3,015	2,942	9,020	8,820
EBITDA	5,235	3,041	19,508	8,497

Unrealized Hedging Gain (Loss)	8	1,320	(660)	1,385
Change in fair value of put option liability	—	—	—	360

Modified EBITDA	$5,243	$4,361	$18,848	$10,242

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
As of June 30, 2017, we had a cash balance of $1.5 million, $25.2 million available under the Revolving Term Loan and working capital of $14.5 million.

Primary Working Capital Needs
During the fourth quarter of Fiscal 2017, we estimate that we will require cash of approximately $42.5 million for our primary input of corn and $4.6 million for our energy sources of electricity, steam, and natural gas.
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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently are material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2016 and there were no material developments to such matters.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 3, 2017	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	August 3, 2017	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer