Form 10-K
period 2017-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2017-12-15
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2017, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $46,763,600.
As of September 30, 2017, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

PART I
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”)contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;
Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;
Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets; and

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States.

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

Item 1.   Business.
The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company is permitted to produce 140 million gallons of ethanol.  The Company historically was permitted to produce up to 125 million gallons under it's air permit; however, the Iowa Department of Natural Resources (IDNR) approved an increase in the Company's air permit to allow for production of 140 million gallons per rolling 12 months starting in March 2017.
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
We are a party to an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a significant equity holder, for the lease of 323 ethanol cars and 298 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, we leased railcars for terms lasting 120 months which continues on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge or third parties from time to time when the cars are not in use in our operations. We work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. During the fiscal year ended September 30, 2017, we subleased 96 hopper cars to Bunge, and maintained our lease agreement for 92 hopper cars to two separate third parties. In June 2017, we also entered into a second 36 month lease for an additional 30 non-insulated tank cars from an unrelated third party leasing company (this was in addition to the 30 non-insulated tank cars leased from that company signed December 2015).
Employees
We had 61 full time employees, as of September 30, 2017.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
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
We produced 124.1 million and 122.3 million gallons of ethanol for the fiscal years ended September 30, 2017 ("Fiscal 2017") and September 30, 2016 (“Fiscal 2016”), respectively, and approximately 80.9% and 77.4% of our revenue was derived from the sale of ethanol in Fiscal 2017 and 2016, respectively.
Distillers Grain
 The principal co-product of the ethanol production process is distillers grains, a high protein, high-energy animal feed marketed primarily to the beef and dairy industries.  Distillers grains contain by-pass protein that is superior to other protein supplements such as cottonseed meal and soybean meal..  We produce two forms of distillers grains: wet distillers grains with solubles (“WDGS”) and dried distillers grains with solubles (“DDGS”).  WDGS are processed corn mash that has been dried to approximately 50% to 65% moisture.  WDGS have a shelf life of approximately seven days and are sold to local markets.  DDGS are processed corn mash that has been dried to approximately 10% to 12% moisture.  It has a longer shelf life and may be sold and shipped to any market.

In Fiscal 2017, we sold 9.2% less tons of distillers grains compared to Fiscal 2016. Approximately 14.0% and 18.1% of our revenue was derived from the sale of distillers grains in Fiscal 2017 and 2016, respectively.
Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 5.2% more tons of corn oil in Fiscal 2017 than in Fiscal 2016, with approximately 4.6% and 3.9% of our revenue generated from corn oil sales, respectively.
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

Air Products pays us a base price per ton, which acts as a floor price, Air Products will pay us an additional amount based on Air Products profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which Air Products agrees to pay us for a minimum number of tons each year. CO2 was 0.4% and 0.3% of our revenue generated in Fiscal 2017 and Fiscal 2016, respectively.

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
In the first half of 2017, ethanol exports experienced by the industry increased 29% as compared to the first six months of 2016. Exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States, and Canada and India in second and third place, respectively. These three countries constitute almost 75% of all ethanol exports. India, the Philippines, the United Arab Emirates, South Korea and Peru have also been other destinations for ethanol exports in the first half of 2017.

However, ethanol export demand is more unpredictable than domestic demand, and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For instance, a strong U.S. Dollar is an example of a force that may negatively impact ethanol exports from the United States. In addition, during 2017 Brazil and China adopted import quotas and/or tariffs on the importation of ethanol which are expected to continue to negatively impact U.S. exports. China, the number three importer of U.S. ethanol in 2016, has imported negligible volumes year-to-date due to a 30% tariff imposed on U.S. and Brazil fuel ethanol, which took effect on January 1, 2017. However, on September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. This joint plan may support increased exports to China; however, there is no guarantee that the joint plan will offset the adverse impacts of the tariff or that there will be any positive impact to domestic exports to China.

On September 1, 2017, Brazil’s Chamber of Foreign Trade, or CAMEX, issued an official written resolution, imposing a 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter. The ruling is valid for two years. The export market is beginning to see the impact of the imposition of these tariffs. According to the Renewable Fuels Association, during September 2017, Brazil fell out of the top two customers of U.S. ethanol exports for the first time in 16 months which is most likely the result of the nation's implementation of the 20% tariff on imported ethanol. Exports to Brazil in September 2017 decreased by 20% compared to August 2017 exports and by 70% compared to the peak in May 2017. The Chinese and Brazil tariffs have had, and likely will continue to have, a negative impact on the export market demand and prices for ethanol produced in the United States.

Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exporting has increased and may continue to increase as worldwide acceptance grows. According to the Energy Information Administration (the “EIA”), U.S. distiller’s grains exports through August 30, 2017 were approximately 4% lower than distiller’s grains exports for the same eight-month period last year with Mexico, Turkey, South Korea, Canada, Thailand and Indonesia accounting for 62% of total U.S. distillers export volumes
Historically, the United States ethanol industry exported a significant amount of distillers grains to China; however, exports to China have significantly decreased as a result of the Chinese antidumping and countervailing investigations and the implementation of significant duties on importing into China distillers grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7% and anti-subsidy duties at a range between 11.2% to 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. On September 1, 2017, the Minister of Agriculture and Rural Development of Vietnam lifted the suspension which blocked imports of U.S. dried distiller’s grains which had been in place since December 2016. Prior to the implementation of the suspension, Vietnam had historically been a substantial export market for U.S. distiller’s grains representing the third largest export market for U.S. distillers grains. The lift of this suspension may result in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will achieve significant growth

We sell carbon dioxide directly to Air Products and we market and distribute all of the corn oil we produce directly to end users in the domestic market.
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

In November 2017, the United States Department of Agriculture (the “USDA”) revised their estimates for the 2017/2018 corn crop to increase its forecast to 14.6 billion bushels with yields averaging 175.4 bushels per acre. These projections are substantially lower than the 2016/2017 results for corn yield and production in the United States. The USDA also forecasted the area harvested for corn at 83.1 million acres which is 4% lower than the 86.6 million acres harvested in the USDA report for 2016/2017. Although the revised forecast for production and yield are lower than the prior crop year, if the USDA forecasts are realized, the 2017/2018 corn crop will be the second highest production and yield on record in the United States.
Our management expects that corn prices will continue to remain lower through the first two quarters of our fiscal year ended September 30, 2018 (“Fiscal 2018”) as a result of the high levels of production and yield forecasted by the USDA, as well as carryover levels from the prior year. However, if corn prices rise again, it will have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the rising corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

    Our Facility needs approximately 48.3 million bushels of corn annually, to produce 140 million gallons of ethanol, or approximately 132,300 bushels per day.  During Fiscal 2017 we purchased 0.4% less corn compared to Fiscal 2016, which was obtained entirely from local markets.  The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “Agency Agreement”).  The Agency Agreement provides that Bunge will procure corn for the Company and the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate.
Starting with the 2015 crop year, the Company began exploring using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“Enogen Corn”) for a portion of its ethanol production needs. The Company contracts directly with growers to produce Enogen Corn for sale to the Company. Consistent with our Agency Agreement with Bunge, we also entered into a Services Agreement with Bunge regarding corn purchases (the “ Services Agreement ”). Under this Services Agreement, we originate all Enogen Corn contracts for our Facility and Bunge will assist us with certain administrative matters related to Enogen Corn, including facilitating delivery to our Facility. Fiscal year 2017 was our second full year of accepting Enogen, and deliveries constituted 14.9% of all corn deliveries, an increase from Fiscal 2016's initial level of 8.7%.

Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 24,000 MMBTUs of energy are required to produce a gallon of ethanol.  It is our goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDGS as compared to DDGS.
Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, we have access to steam as a one of our energy sources in addition to natural gas. Historically, we have changed between steam and natural gas depending on energy costs and other factors.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  Effective in January 2013, we amended the Steam Contract to link our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. Effective in August 2015, we amended the Steam Contract to extend the term until November 2024. During Fiscal 2017, we purchased approximately 23.2% more steam compared to Fiscal 2016. This increase in Fiscal 2017 was due to a much slower increase in the price of steam relative to natural gas for the Company. The increase in Fiscal 2017 was partially offset by the fact that the amount of available steam from MidAm was reduced as a result of MidAm’s increased utilization of wind energy rather than coal in Fiscal 2017, which generally reduces the amount of available steam produced.
Natural Gas

Although steam has traditionally been considered our primary energy source, natural gas accounted for approximately 55.0% of our energy usage in Fiscal 2017, down from 65% in Fiscal 2016. This was influenced by the 30% increase in the natural gas cost per MMBTU during Fiscal 2017 combined with greater steam availability. We have two natural gas boilers for use when our steam service is temporarily unavailable. Natural gas is also needed for incidental purposes.  We entered into a natural gas supply agreement with Encore Energy in April of 2012 to fulfill our natural gas needs at the Gas Daily Midpoint pricing.
Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2017 we used approximately 3.5% more electricity compared to Fiscal 2016. This was primarily due to higher production levels during the hot 2017 summer months as compared to 2016.

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
Seasonality of Sales
We experience some seasonality of demand for our ethanol. Since ethanol is predominantly blended with conventional gasoline for use in automobiles, ethanol demand tends to shift in relation to gasoline demand. As a result, we experience some seasonality of demand for ethanol in the summer months related to increased driving. In addition, we experience some increased ethanol demand during holiday seasons related to increased gasoline demand.

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
Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other domestic plants.  According to the Renewable Fuels Association, as of October 27, 2017 there were 214 ethanol production facilities in the United States capable of producing 16.1 billion gallons based on nameplate capacity and seven additional plants under expansion or construction with capacity to produce an additional 463 million gallons. Further, the Renewable Fuels Association estimates that virtually none of the ethanol production capacity in the United States is idled. The top five producers account for approximately 45% of domestic production.  We are in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than we have and each of which is producing significantly more ethanol than we produce. In addition, we believe that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production. In recent years, the ethanol industry has also seen increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year.

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

Foreign Ethanol Competitors

In recent years, the ethanol industry has experienced increased competition from international suppliers of ethanol and although ethanol imports have decreased during the past few years, if competition from ethanol imports were to increase again, such increased imports could negatively impact demand for domestic ethanol which could adversely impact our financial results. Large international companies with much greater resources than ours have developed, or are developing, increased foreign ethanol production capacities.
Many international suppliers produce ethanol primarily from inputs other than corn, such as sugarcane, and have cost structures that may be substantially lower than U.S. based ethanol producers including us. Many of these international suppliers are companies with much greater resources than us with greater production capacities.
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Several large companies produce ethanol in Brazil, including affiliates of Bunge. In 2017, 15.0 billion gallons of corn based biofuels blending was mandated by the Renewable Fuel Standard, or RFS2, when U.S. ethanol production was 15.8 billion gallons. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS2 requirement to blend 4.3 billion gallons of advanced biofuels.
Effective March 16, 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, significantly reduced U.S. ethanol imports from Brazil as compared to imports during 2015 and 2016. However, there has been an increase in U.S. ethanol imports from Brazil during calendar year 2017 as compared to calendar 2016. Brazil favored sugar production over ethanol production, as they were encouraged by the higher prices for the sweetener in the international market. Energy Information Administration (“EIA”) data shows ethanol imports from Brazil rose to 1,766 thousand barrels in the first eight months of calendar 2017 from 819 thousand barrels in the first eight months of calendar 2016. Based on the current strength of the United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, it is possible that ethanol imports from Brazil may continue to increase in Fiscal 2018 which will further impact the level of ethanol supplies in the United States and may result in ethanol price decreases.
Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of September, 2017, Iowa had 43 ethanol refineries in production, with a combined nameplate capacity to produce 4.05 billion gallons of ethanol.  The Nebraska Energy Office reports that as of September 2017, there are currently 22 existing ethanol plants in production inNebraska with a combined ethanol nameplate production capacity of approximately 1.94 billion gallons.

Competition from Alternative Renewable Fuels

We anticipate increased competition from renewable fuels that do not use corn as feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn, including cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Research continues regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Several companies have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and at a few companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future, although these cellulosic ethanol plants have faced some financial and technological issues, If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
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
Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry Outlook 2017

(the “RFA 2017 Outlook”), ethanol plants produced more than 42 million metric tons of distillers grains and other animal feed .  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2017 Outlook. In recent years, an increasing amount of distillers grains have been used in the swine, poultry and fish markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.
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
Principal Supply & Demand Factors
Ethanol

Ethanol prices stayed low during Fiscal 2017, partially in response to lower corn and oil prices and the large supply of corn and oil.  The increased production of ethanol within the United States also impacted ethanol prices during Fiscal 2017. The increase in ethanol production resulted from the domestic producers responding to the consistently low corn prices during Fiscal 2017.
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
Management expects that distillers grain prices will continue to generally follow the price of corn during Fiscal 2018.
Competition for Supply of Corn

During crop year 2017, according to the USDA November report, 83.1 million acres of corn were planted, which was down 4.0% from 2016. Although there were less acres planted, the expected yield is 175.4 bushels per acre, which is slightly above 2016's record results. Prices for corn are expected to stay low as a result of the high levels of production and yields forecasted by the USDA.
Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to Iowa Renewable Fuels Association, as of September, 2017, there were 43 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. The existence and development of other ethanol plants, if any, particularly those in close proximity to our Facility, may increase the demand for corn which may result in even higher costs for supplies of corn.
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2016/2017, 5.5 billion bushels of U.S. corn were used in ethanol production, with 6.9 billion bushels being used in food and other industrial uses, and 1.9 billion bushels used for export.  As of September 2017, the USDA has forecast the amount of corn to be used for ethanol production during the current marketing year at 5.4 billion bushels approximately the same as the prior year.
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
Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations.On November 30, 2015, the EPA issued its final rules for the annual 2014, 2015 and 2016 renewable volume obligations (the “Final 2014 - 2016 Rules”). On May 18, 2016, the EPA released a proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuel at 18.8 billion gallons per year, of which 14.8 billion gallons may be met with corn-based ethanol. The EPA issued the final rule for 2017 and increased the total volume requirements from 18.8 billion gallons to 19.24 billion gallons (the “Final 2017 Rule”). Although the volume requirements set forth in the Final 2017 Rule are a significant increase over the 2016 volume requirements and the 2017 requirements originally proposed in May 2016, the 2017 volume requirements are still below the 2017 statutory mandate of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate for 2017/
On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which would set the annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the Final 2017 Rule, the volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

The following chart sets forth (in billion gallons) the statutory volumes, the Final 2014-2016 Rule volumes, the Final 2017 Rule volumes and the Final 2018 Rule volumes.

		Total Renewable Fuel Volume Requirement	Portion of Volume Requirement That Can Be Met By Corn-based Ethanol
2014	Statutory	18.15	14.10
	Final 2014-2016 Rules	16.28	13.61
2015	Statutory	20.50	15.00
	Final 2014-2016 Rules	16.93	14.05
2016	Statutory	22.25	15.00
	Final 2014-2016 Rules	18.11	14.50
	Statutory	24.00	15.00
2017	Final 2017 Rule	19.28	15.00
2018	Statutory	26.00	15.00
	Final 2018 Rule	19.29	15.00

Under RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 volume requirements are also more than 20% below statutory levels, the reset will be triggered under RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022.

The volume requirements mandated in the Final 2014-2016 Rules, the 2017 Final Rule and the Final 2018 Rule are still below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact our financial performance.
    However, in connection with the issuance of the Final 2017 Rule and the Final 2018 Rule, the EPA maintained the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate. Although this signals a sign of support of the RFS by the EPA and a rejection of arguments by the oil industry relating to the “blend wall,” there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels.

Beginning in January 2016, various ethanol and agricultural industry groups petitioned a federal appeals court to hear a legal challenge to the EPA Final Rule. In addition, various representatives of the oil industry have also filed challenges to the EPA Final Rule. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

The U.S. Federal District Court for the D.C. Circuit ruled on July 28, 2017, in favor of the Americans for Clean Energy and its petitioners against the EPA related to its decision to lower the volume requirements as set forth in the Final 2016 Rule. The Court concluded the EPA erred in how it interpreted the “inadequate domestic supply” waiver provision of RFS, which authorizes the EPA to consider supply-side factors affecting the volume of renewable fuel available to refiners, blenders, and importers to meet the statutory volume requirements. The waiver provision does not allow the EPA to consider the volume of renewable fuel available to consumers or the demand-side constraints that affect the consumption of renewable fuel by consumers. As a result, the Court vacated the EPA’s decision to reduce the total renewable fuel volume requirements for 2016 through its waiver authority, which the EPA is expected to address according to Administrator Pruitt's letter. The Company currently believes this decision will benefit the industry overall with the EPA's waiver analysis now limited to supply considerations only.

Management anticipates that there will be further legal challenges to the EPA's reduction in the volume requirements, including the Final 2017 Rule. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS. He stated that the EPA will meet the November 30, 2017 deadline for issuing final 2018 volume requirements, that the EPA’s preliminary analysis suggests that final volume requirements should be set at amounts at or greater than those provided in the Proposed 2018 Rule which is consistent with the requirements set forth in the Final 2018. Rule, The letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers, or RINs, from refiners and importers to blenders, that the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate RINs. All of these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

Although the release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS2 and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

On February 3, 2010, the EPA implemented new regulations governing the RFS which are referred to as "RFS2". The most controversial part of RFS2 involves what is commonly referred to as the lifecycle analysis of greenhouse gas emissions. Specifically, the EPA adopted rules to determine which renewable fuels provided sufficient reductions in greenhouse gases, compared to conventional gasoline, to qualify under the RFS program. RFS2 establishes a tiered approach, where regular renewable fuels are required to accomplish a 20% greenhouse gas reduction compared to gasoline, advanced biofuels and biomass-based biodiesel must accomplish a 50% reduction in greenhouse gases, and cellulosic biofuels must accomplish a 60% reduction in greenhouse gases. Any fuels that fail to meet this standard cannot be used by fuel blenders to satisfy their obligations under the RFS program. Our ethanol plant was grandfathered into the RFS due to the fact that it was constructed prior to the effective date of the lifecycle greenhouse gas requirement and is not required to prove compliance with the lifecycle greenhouse gas reductions.
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

Recently, similar legislation aimed at reducing or eliminating the renewable fuel use required by the RFS has been introduced in the United States Congress. On January 3, 2017, the Leave Ethanol Volumes at Existing Levels (LEVEL) Act (H.R. 119) was introduced in the House of Representatives. The bill would freeze renewable fuel blending requirements under the RFS at 7.5 billion gallons per year, prohibit the sale of gasoline containing more than 10% ethanol, and revoke the EPA’s approval of E15 blends. On January 31, 2017, a bill (H.R. 777) was introduced in the House of Representatives that would require the EPA and National Academies of Sciences to conduct a study on “the implications of the use of mid-level ethanol blends”. A mid-level ethanol blend is an ethanol-gasoline blend containing 10-20% ethanol by volume, including E15 and E20, that is intended to be used in any conventional gasoline-powered motor vehicle or non-road vehicle or engine. Also on January 31, 2017, a bill (H.R. 776) was introduced in the House of Representatives that would limit the volume of cellulosic biofuel required under the RFS to what is commercially available. On March 2, 2017, a bill (H.R. 1315) was introduced in the House of Representatives that would cap the volume of ethanol in gasoline at 10%. On the same day, a new version of the RFS Elimination Act (H.R. 1314), which was originally introduced in April 2013, was introduced and seeks to fully repeal the RFS.

All of these bills were assigned to a congressional subcommittee, which will consider them before possibly sending any of them on to the House of Representatives as a whole. The enactment of any of these bills or similar legislation aimed at eliminating or reducing the RFS mandates could have a material adverse impact on the ethanol industry as a whole and our business operations.

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

On May 1, 2015, the DOT, in coordination with Transport Canada, announced the final rule, “Enhanced Tank Car Standards and Operational Controls for High-Hazard Flammable Trains.” The rule calls for an enhanced tank car standard known as the DOT specification 117 tank car and establishes a schedule that began in May 2017 to retrofit or replace older tank cars carrying crude oil and ethanol. U.S. and Canadian shippers have until May 1, 2023, to phase out or upgrade older DOT111 tank cars servicing ethanol. Shippers have until July 1, 2023, to retrofit or replace non-jacketed CPC-1232 tank cars, and until May 1, 2025, to retrofit or replace jacketed CPC-1232 tank cars, transporting ethanol in the U.S. and Canada. The rule also establishes new braking standards intended to reduce the severity of accidents and “pile-up effect.” New operational protocols are also applicable, which include reduced speed, routing requirements and local government notifications. In addition, companies that transport hazardous materials must develop more accurate classification protocols.

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
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 21 million flexible fuel vehicles capable of operating on E85 in the United States and nearly all of the major automakers have available flexible fuel modes and have indicated plans to produce several million more flexible fuel vehicles per year.  The Renewable Fuels Association reports that there are more than 3,700 retail gasoline stations supplying E85 with 1,200 new stations scheduled to open in the next 18 months.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption.The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
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
E15

E15 is a blend of higher octane gasoline and up to 15% ethanol.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 80% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association, this higher octane fuel is available in 23 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's and Hy-Vee all offer E15 to 2001 and newer vehicles today at several stations. According to Growth Energy, as of October 5, 2017, there were 1,043 retail stations selling E15 which is a substantial increase from the 431 stations selling E15 as of December 31, 2016.

In May 2015, the USDA announced that the agency will make significant investments in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program provides competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E15, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. As of March 2017, the USDA biofuels infrastructure partnership program had provided $210 million to fund the installation of new ethanol infrastructure at more than 1,400 stations in 20 states. Installations began in 2016 and will continue into 2017, which will significantly increase the number of stations selling both E15 and E85.
Cellulosic Ethanol

The Energy Independence and Security Act provided numerous funding opportunities in support of cellulosic ethanol. In addition, RFS2 mandates an increasing level of production of biofuels which are not derived from corn. These policies suggest an increasing policy preference away from corn ethanol and toward cellulosic ethanol.
Environmental and Other Regulations and Permits
Ethanol production involves the emission of various airborne pollutants, including particulate matters, carbon monoxide, oxides of nitrogen, volatile organic compounds and sulfur dioxide.  Ethanol production also requires the use of significant volumes of water, a portion of which is treated and discharged into the environment.  We are required to maintain various environmental and operating permits.  Even though we have successfully acquired the permits necessary for our operations, any retroactive change in environmental regulations, either at the federal or state level, could require us to obtain additional or new permits or spend considerable resources on complying with such regulations.  In addition, if we sought to expand the Facility’s capacity in the future, above our current 140 million gallons, we would likely be required to acquire additional regulatory permits and could also be required to install additional pollution control equipment.   Our failure to obtain and maintain any environmental and/or operating permits currently required or which may be required in the future could force us to make material changes to our Facility or to shut down altogether.
The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, we believe the final RFS2 regulations grandfather our plant at its current operating capacity, though expansion of our plant will need to meet a threshold of a 20% reduction in greenhouse gas (“GHG”) emissions from a baseline measurement to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at our plant above our current permitted 140 million gallons, we will be required to obtain additional permits and install improved technology.
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
.

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

Ethanol has historically traded at a discount to gasoline; however, with the recent fluctuations in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS2. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. Any extended period where oil and gasoline prices remain lower than ethanol prices for a significant period of time could have a material adverse effect on our business, results of operation and financial condition which could decrease the value of our units.

Declines in the price of ethanol or distillers grain would significantly reduce our revenues.

The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distiller' grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in our 2018 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased ethanol demand. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the Renewable Fuels Association, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 16.0 billion gallons in 2016. In addition, if ethanol production margins improve, owners of ethanol production facilities may increase production levels, thereby resulting in further increases in domestic ethanol inventories. Any increase in the demand for ethanol may not be commensurate with increases in the supply of ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

Increased demand for ethanol may require an increase in higher percentage blends for conventional automobiles.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace, there are still obstacles to meaningful market penetration by E15. As a result, the approval of E15 may not significantly increase demand for ethanol

Reduced ethanol exports to Brazil could have a negative impact on ethanol prices.

Brazil has historically been a top destination for ethanol produced in the United States. However, earlier this year, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

Our business is not diversified.

Our success depends largely on our ability to profitably operate our ethanol plant. We do not have any other lines of business or other sources of revenue if we are unable to operate our ethanol plant and manufacture ethanol, distillers grains, corn oil and carbon dioxide. If economic or political factors adversely affect the market for ethanol, distillers grains, corn oil or carbon dioxide, we have no other line of business to fall back on. Our business would also be significantly harmed if the ethanol plant could not operate at full capacity for any extended period of time.

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
As with natural gas and other energy sources, our steam supply can be subject to immediate interruption by weather, strikes, transportation, conversion to wind turbines and production problems that can cause supply interruptions or shortages.  While we anticipate utilizing natural gas as a temporary heat source in the event of MidAm’s plant outages, an extended interruption in the supply of both steam and natural gas backup could cause us to halt or discontinue our production of ethanol, which would damage our ability to generate revenues.
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

We have entered into the Track Agreement to service our track and railroad cars.  There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the ethanol and distillers grains we produce, or getting rail cars returned on a timely basis.  Due to increased rail traffic nationally because of shipments of crude oil, rail shipment delays have been experienced from time to time, especially during severe winter conditions. If we cannot operate our plant at full capacity, we may experience decreased revenues which may affect the profitability of the Facility.
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
ICM, Bunge and their respective affiliates may have conflicts of interest because ICM, Bunge and their respective employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States.  We cannot require ICM or Bunge to devote their full time or attention to our activities.  As a result, ICM and/or Bunge may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our Facility. Such conflicts of interest may reduce our profitability and the value of the units and could result in reduced distributions to investors.
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
The U.S. ethanol industry has long relied on railroads to deliver its product to market. We have leased 383 ethanol cars. These leased cars may need to be retrofitted or replaced to comply with final regulations adopted by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The proposed regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. According to the proposed rule, the DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government also adopted new tank car standards which align with the new DOT standard and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with these final could require upgrades or replacements of the Company's tank cars, and could have an adverse effect on the Company's operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
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
Risks Associated With the Ethanol Industry

Recent reductions in the renewable volume obligations for corn-based ethanol under the RFS which are lower than the statutory requirements has had, and will continue to have, a negative impact on the market price or demand for ethanol.

In November 2015, the EPA issued its Final 2014-2016 Rules for the 2014, 2015 and 2016 renewable volume obligations which reflected significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. In May 2016, the EPA released its proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuels at 18.8 billion gallons per year, of which 14.8 billion gallons could be met with corn-based ethanol but in November 2016, the EPA issued the Final 2017 Rule which increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons. The 2017 volume requirements are still below the 2017 statutory mandate of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate for 2017.

On July 5, 2017, the EPA released the Proposed 2018 Rule which proposed an annual volume requirement for renewable fuel of 19.24 billion gallons of renewable fuels per year. On November 30, 2017, the EPA issued the Final 2018 Rule which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year. Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the Final 2017 Rule, the final volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

The release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt may signal a rejection of arguments by the oil industry relating to the “blend wall” and support from the EPA and the Trump administration for domestic ethanol production; however, there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability. In addition, due to the lower price of gasoline, we do not anticipate that renewable fuel blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand.

Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. The EPA's reduction of the volume requirements under the RFS set forth in the EPA’s final rules combined with any further reduction to or elimination of the RFS requirements, could materially decrease the market price and demand for ethanol which will negatively impact our financial performance.

The volume requirements mandated in the Final 2014 - 2016 Rules, the Final 2017 Rule and the Final 2018 Rule remain below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact our financial performance.

If exports to Europe are decreased due to the imposition by the European Union of a tariff on U.S. ethanol, ethanol prices may be negatively impacted.

The European Union imposed a tariff on ethanol which is produced in the United States and exported to Europe. As a result of such tariff, exports of ethanol to Europe have decreased which has negatively impacted the market price of ethanol in the United States. The European Union tariff is scheduled to expire in 2018 which could result in increased demand for domestic ethanol from the European Union. Additional demand for ethanol from the European Union could help offset decreased demand from China and Brazil and have a positive impact on domestic ethanol prices. However, it will take time for ethanol prices to reflect any positive impact resulting from the expiration of the European Union tariff and there is no guarantee that any positive impact will result.

Decreases in exports of distillers grains to China have had, and could continue to have, a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability.

Historically, the United States ethanol industry exported a significant amount of distillers grains to China. However, on January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which has significantly reduced exports of distillers grains to China. China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States and implemented an anti-subsidy duty on September 30, 2016. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7% and established anti-subsidy duties at a range between 11.2% and 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties create significant trade barriers and have significantly decreased demand from China and the prices for distiller’s grains produced in the United States. Continued reduction in demand from China, if alternative markets are not found, combined with lower domestic corn prices could negatively impact our ability to profitably operate its ethanol plant.

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
Additionally, local corn supplies and prices could be adversely affected by rising prices for alternative crops, increasing input costs, changes in government policies, shifts in global markets, or damaging growing conditions such as plant disease or adverse weather conditions, including but not limited to drought.

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

The domestic market for ethanol is largely dictated by federal mandates for blending ethanol with gasoline. Future demand for ethanol will be largely dependent upon the economic incentives to blend based upon the relative value of gasoline versus ethanol, taking into consideration the relative octane value of ethanol, environmental requirements and the RFS mandate. The RFS mandate helps support a market for ethanol that might disappear without this incentive. Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In November 2015, the EPA issued its Final 2014-2016 Rules for the 2014, 2015 and 2016 renewable volume obligations which reflected significant reductions in the total renewable fuel volume requirements from the statutory mandates initially set by Congress. In May 2016, the EPA released its proposed rule to set 2017 renewable volume requirements under RFS2 which set the annual volume requirement for renewable fuels at 18.8 billion gallons per year, of which 14.8 billion gallons could be met with corn-based ethanol but in November 2016, the EPA issued the Final 2017 Rule which increased the total volume requirements from 18.8 billion gallons to 19.28 billion gallons. The 2017 volume requirements are still below the 2017 statutory mandate of 24 billion gallons per year. However, in connection with the issuance of the Final 2017 Rule, the EPA increased the number of gallons which may be met by corn-based ethanol from 14.8 billion gallons to 15 billion gallons. This brings the renewable volume obligations for conventional renewable fuels that can be met by corn-based ethanol back to the levels called for in the statutory mandate for 2017.

On July 5, 2017, the EPA released the Proposed 2018 Rule which proposed an annual volume requirement for renewable fuel of 19.24 billion gallons of renewable fuels per year. On November 30, 2017, the EPA issued the Final 2018 Rule which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year. Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the Final 2017 Rule, the final volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

The release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt may signal a rejection of arguments by the oil industry relating to the “blend wall” and support from the EPA and the Trump administration for domestic ethanol production; however, there is no guarantee that for future years the EPA will adhere to the statutory mandate for conventional renewable fuels. The Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of such reforms; however, any such reform could adversely affect the demand and price for ethanol and our profitability. In addition, due to the lower price of gasoline, we do not anticipate that renewable fuel blenders will use more ethanol than is required by the RFS which may result in a significant decrease in ethanol demand.
.

Furthermore, there have also been recent proposals in Congress to reduce or eliminate the RFS. The EPA's reduction of the volume requirements under the RFS set forth in the EPA's final rules combined with any further reduction to or elimination of the RFS requirements, could materially decrease the market price and demand for ethanol which will negatively impact our financial performance. Additionally, under the provisions of the Energy Independent and Security Act, the EPA has the authority to waive the mandated RFS requirements in whole or in part. Although the EPA has not granted any waiver, we cannot guarantee that if future waiver requests are filed that the EPA will deny such requests.  Our operations could be adversely impacted if such a waiver is ever granted and any reversal or waiver in federal policy on the RFS could have a significant impact on the ethanol industry.    The volume requirements mandated in the Final 2014 - 2016 Rules, the Final 2017 Rule and the Final 2018 Rule remain below the volume requirements statutorily mandated by Congress. These reduced volume requirements, combined with the potential elimination of such requirements by the exercise of the EPA waiver authority or by Congress, could decrease the market price and demand for ethanol which will negatively impact our financial performance.

The compliance mechanism for RFS2 is the generation of renewable identification numbers, or RINs, which are generated and attached to renewable fuels such as the ethanol we produce and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS2 or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugarcane ethanol. If changes to RFS2 result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and our operations could be adversely impacted.

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

On October 23, 2014, the patents owned by GS CleanTech in the Lawsuit were found to be invalid by the SD of Indiana District Court. On January 15, 2015, the Company received a partial summary judgment finding in the Lawsuit by the SD of Indiana District Court consistent with the October 23, 2014 ruling. In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct.This ruling is in addition to the prior favorable court decisions on non-infringement.  GS Cleantech has asked the Court to reconsider its decision regarding inequitable conduct. In addition, GS Cleantech and its attorneys filed a Notice of Appeal appealing the rulings on summary judgment.
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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.
As of September 30, 2017, we had (i) 8,993 Series A Units issued and outstanding held by 846 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for its units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our Units.
To date, we have made distributions totaling $22.2 million to our members, with distributions during Fiscal 2017 and Fiscal 2016 in the amount of $4.5 million and $3.3 million, respectively; however, we cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.
Item 6.     Selected Financial Data.
The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data for the years ended September 30, 2017 and 2016 and the selected income statement data and other financial data for such years have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	September 30, 2017	September 30, 2016
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	$1,487	$3,139
Total current assets	28,460	27,241
Total assets	$148,829	$151,963
Total current liabilities	$18,112	$17,932
Total long term liabilities	18,726	30,954
Total liabilities	36,838	48,886
Total members' equity	111,991	103,077
Total liabilities and members' equity	$148,829	$151,963

	Fiscal 2017	Fiscal 2016
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	$219,768	$223,326
Cost of Goods Sold	200,986	212,163
Gross Margin	18,782	11,163
General and Administrative Expenses	4,787	4,588
Interest expense and other income, net	950	1,022
Change in fair value of put option liability	(400)	460
Net Income	$13,445	$5,093
Income per Unit:
Income per unit -basic	$1,008.85	$382.16
Income per unit -diluted	$906.28	$382.16

Modified EBITDA
Modified EBITDA is defined as net income plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, then adjusted for unrealized hedging losses, and other non-cash credits and charges to net income.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.
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

	Fiscal 2017	Fiscal 2016
	Amounts	Amounts
	in 000's (except per unit)	in 000's (except per unit)

Net Income	$13,445	$5,093
Interest Expense, Net	1,118	1,393
Depreciation	12,058	11,785
EBITDA	26,621	18,271

Unrealized Hedging (gain)	(363)	(1,016)
Change in fair value of put option liability	(400)	460
Modified EBITDA	$25,858	$17,715

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
The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company is permitted to produce 140 million gallons of ethanol.  The Company historically was permitted to produce up to 125 million gallons under it's air permit; however, the Iowa Department of Natural Resources (IDNR) approved an increase in the Company's air permit to allow for production of 140 million gallons per rolling 12 months starting in March 2017 We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, and corn oil in the United States, Mexico and the Pacific Rim.

Industry Factors Affecting our Results of Operations

For Fiscal 2017 compared to Fiscal 2016, the average price per gallon of ethanol sold increased 3.6%. Although there has been an increased supply of ethanol, we have also seen increased prices for crude oil and gasoline in Fiscal 2017 compared to Fiscal 2016 on relatively flat consumption.

Management currently believes that despite the ethanol price changes, the ethanol outlook for the first quarter of Fiscal 2018 will be relatively flat due to the following factors.

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2017/18 ending corn stocks of 2.49 billion bushels, the highest level in 30 years. The USDA held corn consumption for ethanol and co-products steady at 5.5 billion bushels and increased their forecast for the 2017/18 corn supply to 14.6 billion bushels, suggesting lower corn prices into the first half of Fiscal 2018.

•
Gasoline demand increased slightly in 2017 over 2016 levels. The U.S. Energy Information Administration (the "EIA")released in its Short Term Energy Outlook report of November 7, 2017 that U.S. gasoline demand maintained last years record levels of ~9.3MMbpd in 2017 versus 2016.

However, corn prices trended upward during the first half of Fiscal 2017 became more volatile and fluctuated downward during the last quarter of Fiscal 2017. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

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

In addition, market forces may continue to have a negative impact on distiller grain prices including lower export demand as a result of the imposition of an anti-dumping duties and anti-subsidy duties by the Chinese government on the import of distillers grains produced in the U.S in January 2017. These duties have adversely impacted export volume to China and decreased market prices. We cannot forecast how much demand from China will come back into the marketplace and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2017 and 2016.

	Fiscal 2017		Fiscal 2016
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$219,768	100.0%	$223,326	100.0%
Cost of Goods Sold
Material Costs	140,877	64.1%	154,153	69.0%
Variable Production Expense	31,350	14.3%	29,805	13.3%
Fixed Production Expense	28,759	13.1%	28,205	12.6%
Gross Margin	18,782	8.5%	11,163	5.0%
General and Administrative Expenses	4,787	2.2%	4,588	2.1%
Other Expenses	550	0.2%	1,482	0.7%
Net Income	$13,445	6.1%	$5,093	2.3%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart at the bottom of this section displays statistical information regarding our revenues. The decrease in revenue from Fiscal 2016 to Fiscal 2017 was due to a decrease of 9.20% in the volume of distillers grains sold coupled with a decrease in the average price per ton of distillers grains of approximately 16.7%.  The decrease in distillers grain revenue was partially offset by an increase in the average price per gallon of ethanol of approximately 3.6% in Fiscal 2017 as compared to Fiscal 2016 (which was partially offset by a 0.6% decrease in the volume of ethanol sold during Fiscal 2017 over Fiscal 2016). Corn oil revenue also increased 16.9% in Fiscal 2017 compared to Fiscal 2016 due to an increase of 11.0% in the price of corn oil received as compared to the price of corn oil received during Fiscal 2016.

The increase in the price of ethanol was due in part to domestic demand as relatively low fuel prices resulted in increased consumers driving and increased export demand. The price of ethanol has also seen positive impact from the rising ethanol blend rates at the pump. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, lower corn prices were offset by rising crude oil and gasoline prices throughout the fiscal year which had a favorable effect on ethanol prices.

The 16.7% decrease in the average price of distillers grains, which represents almost a 25% drop to this revenue category, resulted principally from lower domestic and export demand during the Fiscal 2017 as compared to Fiscal 2016.

During Fiscal 2017, corn oil prices increased 11.0% compared to Fiscal 2016 primarily due to increased demand from the biodiesel industry and due to the expansion of the RFS advanced biofuel mandate increasing the demand for biodiesel. However, in light of the EPA's reduction of the volume requirements for advanced biofuels in the Final 2018 Rule as compared to the statutory mandate , this increased demand for corn oil may not continue during the fiscal year ending September 30, 2018.Although management believes that corn oil prices will remain relatively steady at the increased price levels, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil unless an alternative demand for corn oil can be found.

	Fiscal 2017		Fiscal 2016
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$177,840	80.9%	$172,767	77.4%
Distiller's Grains	30,692	14.0%	40,570	18.1%
Corn Oil	10,162	4.6%	8,696	3.9%
Other	1,074	0.5%	1,293	0.6%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 91.5% and 95.0% for Fiscal 2017 and 2016, respectively, and decreased due to the average price per gallon of ethanol increasing by approximately 3.6% in Fiscal 2017 as compared to Fiscal 2016.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   Material costs decreased as a result of the average price of corn used in ethanol production per bushel decreasing 6.8% in Fiscal 2017 from 2016. Corn used in ethanol production decreased by 1.1% in Fiscal 2017 from 2016 as we continue to operate more efficiently and increase our yield of ethanol from corn ground.
Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in an decrease of $(0.4) million in our cost of goods sold for Fiscal 2017, compared to an increase of $0.5 million in our cost of goods sold for Fiscal 2016.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
 Our average steam and natural gas energy cost increased 23.5% per MMBTU comparing Fiscal 2017 to Fiscal 2016. Variable production expenses showed an increase when comparing Fiscal 2017 to Fiscal 2016 due to the increase in energy costs resulting from the higher average cost per MMBTU of steam and natural gas which was partially offset by the lower cost of chemicals. Fixed production expenses were higher when comparing Fiscal 2017 to Fiscal 2016 due to higher payroll and benefit charges, higher railcar lease expense and higher depreciation expenses.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 2.2% for Fiscal 2017 and 2.1% for Fiscal 2016.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2017 increased 4.3% compared to Fiscal 2016.  The increase in general and administrative expenses from Fiscal 2016 to Fiscal 2017 is due mainly to an increase in salary and bonus expenses and an increase in advertising expenses due to the timing of corporate sponsorships.
Other Expense

Our other expenses were approximately $0.6 million and $1.5 million for Fiscal 2017 and 2016, respectively, and were approximately 0.3% and 0.7% of our revenues for Fiscal 2017 and 2016, respectively. The majority of this decrease in other expenses was a result of a credit of $0.4 million in Fiscal 2017 compared to a charge of $0.5 million Fiscal 2016 for the ICM put option.

Liquidity and Capital Resources
As of September 30, 2017, we had a cash balance of $1.5 million, $31.9 million available under the term revolver and working capital of $10.3 million.
In June 2014, the Company entered into a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”). The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides us with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the Credit Agreement is LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility. The Company’s term loan and revolving term loan requires it to comply with specified financial covenants related to minimum local net worth, minimum current working capital, a minimum debt service coverage ratio and limitation on unit holder distributions. The Company was in compliance with these covenants at September 30, 2017.

We expect the prices of our primary input (corn) and our principal products (ethanol and distillers grains) to remain stable in the first quarter of Fiscal 2018, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins in the first quarter of Fiscal 2018 will be similar to our operating margins in the fourth quarter of Fiscal 2017.  We expect that in the last three quarters of Fiscal 2018 our margins will be steady if ethanol and corn prices maintain their stability.
Primary Working Capital Needs
Cash provided by operations for Fiscal 2017 and 2016 was $22.4 million and $12.3 million, respectively.  This change is primarily a result of an increase in net income and improved accounts receivable which was partially offset by an increase to inventories.  For Fiscal 2017 and 2016, net cash (used in) investing activities was ($7.7 million) and $(4.6) million, respectively, primarily for fixed asset additions, net of proceeds from the property insurance claim.  For Fiscal 2017 and 2016, net cash flows used in financing activities was $16.3 million and $7.5 million, respectively due to increased notes and revolver loan payments, as well as increased distribution payments to members.

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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $48 million, or $0.34 per gallon, assuming our plant operates at 100% of our capacity assuming no increase in the price of ethanol.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $70 million decrease in revenue.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2017, the Company was committed to sell 7.0 million gallons of ethanol, 84.7 thousand tons of dried distillers grains, 92.3 thousand tons of wet distillers grains and 3.7 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2017, the Company was committed to purchasing 2.9 million bushels of corn on a forward contract basis resulting in a total commitment of $$10.3 million.   In addition the Company was committed to purchasing 691.1 thousand bushels of corn using basis contracts.
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
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value at September 30, 2017 was $5.7 million.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8.   Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members
Southwest Iowa Renewable Energy, LLC
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC as of September 30, 2017 and 2016, and the related statements of operations, members’ equity, and cash flows for years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwest Iowa Renewable Energy, LLC as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.
/s/ RSM US LLP
Des Moines, Iowa
December 18, 2017

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2017	September 30, 2016
ASSETS
Current Assets
Cash and cash equivalents	$1,487	$3,139
Accounts receivable	1,826	470
Accounts receivable, related party	11,469	13,137
Derivative financial instruments	23	88
Inventory	13,214	9,937
Prepaid expenses and other	441	470
Total current assets	28,460	27,241
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	225,651	218,417
Office and other equipment	1,511	1,200
	229,226	221,681
Accumulated depreciation	(111,000)	(99,109)
Net property, plant and equipment	118,226	122,572

Other Assets	2,143	2,150
Total Assets	$148,829	$151,963

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$3,387	$3,295
Accounts payable, related parties	165	737
Derivative financial instruments	911	1,526
Accrued expenses	6,943	5,217
Accrued expenses, related parties	168	640
Current maturities of notes payable	6,538	6,517
Total current liabilities	18,112	17,932
Long Term Liabilities
Notes payable, less current maturities	13,026	24,754
Other long-term liabilities	5,700	6,200
Total long term liabilities	18,726	30,954
Commitments (Notes 9 and 11)
Members' Equity
Members' capital
13,327 Units issued and outstanding	87,165	87,165
Retained earnings	24,826	15,912
Total members' equity	111,991	103,077
Total Liabilities and Members' Equity	$148,829	$151,963
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
Revenues	$219,768	$223,326
Cost of Goods Sold
Cost of goods sold-non hedging	201,376	211,703
Realized & unrealized hedging (gains) losses	(390)	460
	200,986	212,163

Gross Margin	18,782	11,163

General and administrative expenses	4,787	4,588

Operating Income	13,995	6,575

Other Expense
Interest expense and other income, net	950	1,022
Change in fair value of put option liability	(400)	460
	550	1,482

Net Income	$13,445	$5,093

Weighted Average Units Outstanding -basic	13,327	13,327
Weighted Average Units Outstanding -diluted	14,394	13,327
Income per unit -basic	$1,008.85	$382.16
Income per unit -diluted	$906.28	$382.16
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total
Balance, September 30, 2015	$87,165	$14,151	$101,316
Net Income	—	5,093	5,093
Distributions	—	(3,332)	(3,332)

Balance, September 30, 2016	$87,165	$15,912	$103,077
Net Income	—	13,445	13,445
Distributions	—	(4,531)	(4,531)

Balance, September 30, 2017	$87,165	$24,826	$111,991
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$13,445	$5,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,058	11,785
Amortization	71	72
Other assets	7	18
Change in fair value of put option liability	(400)	460
(Increase) decrease in current assets:
Accounts receivable	312	(9,843)
Inventories	(3,277)	4,361
Prepaid expenses and other	29	(143)
Derivative financial instruments	65	731
Decrease in other long-term liabilities	(100)	(100)
Increase (decrease) in current liabilities:
Accounts payable	(480)	(619)
Derivative financial instruments	(615)	867
Accrued expenses	1,254	(420)
Net cash provided by operating activities	22,369	12,262

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,712)	(4,937)
Decrease in restricted cash	—	305
Net cash (used in) investing activities	(7,712)	(4,632)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	(4,531)	(3,332)
Proceeds from notes payable	81,129	163,861
Payments on notes payable	(92,907)	(168,050)
Net cash (used in) financing activities	(16,309)	(7,521)

Net increase (decrease) in cash and cash equivalents	(1,652)	109

CASH AND CASH EQUIVALENTS
Beginning	3,139	3,030
Ending	$1,487	$3,139
See Notes to Financial Statements

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,067	$1,346
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2017

Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 140 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 123.7 million gallons and 124.5 million gallons of ethanol in Fiscal 2017 and Fiscal 2016, respectively. The Company sells its ethanol distillers grains, corn syrup, and corn oil in the continental United States, Mexico and the Pacific Rim.

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
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. ("Air Products”). Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2017 and 2016, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of September 30, 2017, the Company was committed to sell 7.0 million gallons of ethanol, 84.7 thousand tons of dried distillers grains, 92.3 thousand tons of wet distillers grains and 3.7 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2017, the Company was committed to purchasing 2.9 million bushels of corn on a forward contract basis resulting in a total commitment of $10.3 million.  In addition the Company was committed to purchasing 691.1 thousand bushels of corn using basis contracts.
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
Derivatives not designated as hedging instruments along with cash due to brokers at September 30, 2017 and 2016 are as follows:

	Balance Sheet Classification	September 30, 2017	September 30, 2016
		in 000's	in 000's
Futures and option contracts
In gain position		$190	$361
In loss position		(100)	(20)
Cash (due to) broker		(67)	(253)
	Current asset	23	88

Forward contracts, corn	Current liability	911	1,526

Net futures, options, and forward contracts		$(888)	$(1,438)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2017 and 2016 consist of the following:

	Statement of Operations Classification	September 30, 2017	September 30, 2016
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$1,590	$6,468
Futures and option contracts (corn)	Cost of Goods Sold	(1,980)	(6,008)
Futures and option contracts (ethanol)	Revenue	—	429

Inventory
Inventory is stated at the lower of average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Property and Equipment
Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 Years
Process Equipment	10 - 20 Years
Office Equipment	3-7 Years

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2017 or Fiscal 2016.
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
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value at September 30, 2017 and 2016 was 5.7 million and $6.1 million, respectively.
The carrying amount of the notes payable approximates fair value, as the interest rate is a floating rate. The terms are consistent with those available in the market as of September 30, 2017 and 2016, using level 3 inputs.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. In Fiscal 2016, the put option did not impact diluted income per unit as it was anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Twelve Months Ended
	September 30, 2017	September 30, 2016
Numerator:
Net income for basic earnings per unit	$13,445	$5,093
Change in fair value of put option liability	$(400)	$—
Net income for diluted earnings per unit	$13,045	$5,093

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	14,394	13,327
Income per unit - basic	$1,008.85	$382.16
Income per unit - diluted	$906.28	$382.16

Recently Issued Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on October 1, 2018. The Company expects to have enhanced disclosures, but does not expect the new standard to have a material impact on the Company's financial statements.
Leases
In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. We will not implement ASU 2016-02 until October 2019, when Fiscal 2020 starts. The Company does not expect the new standard to have a material impact on the Company's financial statements.

Interest - Imputation of Interest
In April 2015, the Financial Accounting Standards Board issued ASU 2015-03 that simplifies the presentation of debt issuance costs and requires that debt issuance costs related to a recognized debt liability be presented in the statement of financial position as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This was adopted for the presentation of 2017 financial documents, and we made reclassifications to the 2016 financial statements to conform with the 2017 presentation. There was no impact on financial position or results of operations.

Note 3:  Inventory
Inventory is comprised of the following at:

	September 30, 2017	September 30, 2016
	(in 000's)	(in 000's)
Raw Materials - corn	$4,010	$2,924
Supplies and Chemicals	4,149	3,293
Work in Process	1,486	1,271
Finished Goods	3,569	2,449
Total	$13,214	$9,937

Note 4:   Members’ Equity
At September 30, 2017 and 2016 outstanding member units were:

	September 30, 2017	September 30, 2016
A Units	8,993	8,993
B Units	3,334	3,334
C Units	1,000	1,000
	13,327	13,327

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

As of September 30, 2017, there was $16.1 million outstanding under the FCSA Credit Facility, with $31.9 million available under the Revolving Term Loan.

Financing costs associated with the Credit Agreement Facility are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes financing costs using the effective interest method over the term of the related debt. In 2017, we adopted ASU number 2015-03 to recognize the financing costs as a direct deduction from the carrying amount of the debt liability. The 2016 statements were revised to reflect this reclassification.

Note 6: Notes Payable

Notes payable consists of the following (in 000's):

	September 30, 2017	September 30, 2016
Term loan bearing interest at LIBOR plus 3.35% (4.59% at September 30, 2017)	$12,000	$18,000
Revolving term loan bearing interest at LIBOR plus 3.35% (4.59% at September 30 2017)	4,100	9,361
Other with interest rates from 3.50% to 4.15% and maturities through 2022	3,666	4,183
	19,766	31,544
Less Current Maturities	6,538	6,517
Less Financing Costs, net of amortization	202	273
Total Long Term Debt	13,026	24,754
Approximate aggregate maturities of notes payable as of September 30, 2017 are as follows (in 000's):

2018	$6,538

2019	6,560

2020	579

2021	589

2022	1,400

2023 and Thereafter	4,100

Total	$19,766

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
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2017 and 2016, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$190	$—	$—

Liabilities:
Derivative financial instruments	100	911	—
Put Option Liability	—	—	5,700

	September 30, 2016
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$361	$—	$—

Liabilities:
Derivative financial instruments	20	1,526	—
Put Option Liability	—	—	6,100

The following table summarizes the assumptions used in computing the fair value of the put option subject to fair value:

	September 30, 2017	September 30, 2016
Expected dividend yield	—	—
Risk-free interest rate	1.34%	0.63%
Expected volatility	26%	32%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,670	$5,200

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of September 30, 2017:

	September 30, 2017	September 30, 2016
Beginning Balance	$6,100	$5,640
Change in Value	(400)	460
Ending Balance	$5,700	$6,100

Note 8:   Incentive Compensation
The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 83.3 unvested EPUs outstanding under this plan as of September 30, 2017, which will vest three years from the dates of the awards.
During the Fiscal 2017 and 2016, the Company recorded compensation expense related to this plan of approximately $342,000 and $191,000, respectively.  As of September 30, 2017 and 2016, the Company had a liability of approximately $844,000 and $502,000, respectively, recorded within accrued expenses on the balance sheet. The incentive compensation expense to be recognized in future periods at September 30, 2017 and 2016 was $252,000 and $215,000, respectively.

Note 9:   Related Party Transactions and Major Customers
Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage marketing fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election to terminate. The Company has incurred ethanol marketing expenses of $1.5 million in each year for Fiscal 2017 and 2016, under the Ethanol Agreement.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November 2016, we reduced the number of leased ethanol cars to 323 and in both November 2013 and January 2015 we reduced the number of hopper cars by one for a total of 298 leased hopper cars).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $4.0 million and $4.4 million for the Fiscal 2017 and 2016, net of subleases and accretion, respectively. In November 2016, the Company entered into a sublease for 96 hoppers with Bunge that is set to expire on March 24, 2019. The Company has subleased another 92 hopper cars to unrelated third parties, which expires March 25, 2019. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2017 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a marketing fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. The Company has incurred distillers grains marketing expenses of $1.1 million and $1.3 million during Fiscal 2017 and 2016, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses for corn procurement by Bunge were $0.7 million for each year of the fiscal years ended September 30, 2017 and 2016. The Company has outstanding corn contracts of 181 thousand bushels with a $620 thousand liability as of September 30, 2017, and 258 thousand bushels with a $900 thousand liability as of September 30, 2016 included in derivative financial instruments liability on the balance sheet.
Starting with the 2015 crop year, the Company is using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 28,900 acres of Enogen corn for Fiscal 2018. Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.

ICM
In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the

Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company recorded a liability of $5.6 million (included in long-term liabilities) in 2015, and recorded an additional expense of $460 thousand in Fiscal 2016, and in Fiscal 2017 reduced expense by $400 thousand in conjunction with this put right under the Unit Agreement (the "Loss from debt extinguishment" and the "Change in fair value of put option liability" ). See Note 7 Fair Value Measurement, for the terms of this agreement.

Major Customers
The Company is party to the Ethanol Agreement and the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol and distillers grains produced by the Company.  The Company has expensed $2.6 million and $2.8 million in marketing fees under these agreements for Fiscal 2017 and 2016, respectively. Revenues with this customer were $208.8 million and $214.5 million, respectively, for Fiscal 2017 and 2016.   Trade accounts receivable due from Bunge were $11.5 million and $13.1 million as of September 30, 2017 and 2016, respectively.
Note 10: Commitments
The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the years ended September 30, 2017 and 2016 were $5.1 million and $3.7 million, respectively.
The Company leases certain equipment, railcars, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2019.  The future minimum lease payments required under these leases (net of sublease income) are  $4.6 million in 2018, and $2.1 million in 2019.  Rent expense (net of sublease income) related to operating leases for the years ended September 30, 2017 and 2016 was $4.6 million and $4.7 million, respectively. Non Related party sublease totals were $0.7 million in each year for 2017 and 2016.  The majority of the future minimum lease payments are due to Bunge. Future sublease income is due from unrelated third parties.
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no items to report.
Item 9A.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Brian T. Cahill, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2017.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of September 30, 2017.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2017, the Company’s integrated controls over financial reporting were effective.

This annual report does not include an attestation report on internal controls by the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.
Item 9B.   Other Information.
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The Information required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2018 Annual Meeting of Members (the “2018 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2017.
The Information required by this Item is incorporated by reference in the 2018 Proxy Statement.

Item 11.   Executive Compensation.
The Information required by this Item is incorporated by reference in the 2018 Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
The Information required by this Item is incorporated by reference in the 2018 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
The Information required by this Item is incorporated by reference in the 2018 Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
The Information required by this Item is incorporated by reference in the 2018 Proxy Statement.

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

10.4
 Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective October 3, 2008. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.61 of Form S-1/A filed by the Company on February 24, 2011)

10.5
 Second Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.62 of Form S-1/A filed by the Company on February 24, 2011)

10.6
Third Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.63 of Form S-1/A filed by the Company on February 24, 2011)

10.7
Fourth Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.64 of Form S-1/A filed by the Company on February 24, 2011)

10.8
Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Company on August 14, 2009).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

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

10.24
Notice of Assignment of Interests from Bunge N.A. Holdings, Inc. to Bunge North America, Inc. dated September 24, 2012. (incorporated by reference of Exhibit 10 of Form 10-K filed by Company on December 19, 2012).

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 15, 2017	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	December 15, 2017	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 15, 2017
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 15, 2017
Theodore V. Bauer, Director

/s/ Hubert M. Houser	December 15, 2017
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 15, 2017
Michael K. Guttau, Director

/s/ Eric J. Heismeyer	December 15, 2017
Eric J. Heismeyer, Director

/s/ Matthew K. Gibson	December 15, 2017
Matthew K. Gibson, Director

/s/ Andrew J. Bulloch	December 15, 2017
Andrew J. Bulloch, Director