Form 10-K/A
period 2017-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2017-12-22
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
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
As of September 30, 2017, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2017 (the “Original Filing”), is to correct a technological scrivener error on the Auditors’ Opinion Letter dated December 18, 2017. The correct date should have been December 15, 2017.  A corrected Auditors’ Opinion Letter has been filed herewith.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment, currently-dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits hereto.”

No other changes have been made to the Original Filing except as noted above. This Amendment to the Original Filing speaks as of the original filing date of the Original Filing, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Original Filing except that changes have been made to the cover page and the Auditors’ Opinion Letter.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART II

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
/s/ RSM US LLP
Des Moines, Iowa
December 15, 2017

PART IV
Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following exhibits are filed herewith or incorporated by reference as set forth below:

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 22, 2017	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	December 22, 2017	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

7