Form 10-Q
period 2017-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2018-02-08
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2017

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

Large accelerated filer ☐ Accelerated filer (do not check if a smaller reporting company) ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of December 31, 2017, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	December 31, 2017	September 30, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$2,489	$1,487
Accounts receivable	1,141	1,826
Accounts receivable, related party	10,460	11,469
Derivative financial instruments	364	23
Inventory	13,176	13,214
Prepaid expenses and other	840	441
Total current assets	28,470	28,460

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	225,830	225,651
Office and other equipment	1,560	1,511
	229,454	229,226
Accumulated depreciation	(114,217)	(111,000)
Net property, plant and equipment	115,237	118,226

Other assets	2,101	2,143
Total Assets	$145,808	$148,829

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2017	September 30, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$7,483	$3,387
Accounts payable, related party	3	165
Dividend declared but unpaid	6,664	—
Derivative financial instruments	497	911
Accrued expenses	5,723	6,943
Accrued expenses, related parties	880	168
Current maturities of notes payable	5,043	6,538
Total current liabilities	26,293	18,112

Long Term Liabilities
Notes payable, less current maturities	7,307	13,026
Other long-term liabilities	5,700	5,700
Total long term liabilities	13,007	18,726

Members' Equity
Members' capital, 13,327 Units issued and outstanding	87,165	87,165
Accumulated earnings	19,343	24,826
Total members' equity	106,508	111,991

Total Liabilities and Members' Equity	$145,808	$148,829

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016

Revenues	$50,546	$52,065
Cost of Goods Sold
Cost of goods sold-non hedging	45,742	44,905
Realized & unrealized hedging (gains) losses	2,096	(23)
	47,838	44,882

Gross Margin	2,708	7,183

General and administrative expenses	1,378	1,262

Operating Income	1,330	5,921

Interest and other (income) expense, net	149	289

Net Income	$1,181	$5,632

Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	14,386	14,442
Income per unit - basic	$88.62	$422.60
Income per unit - diluted	$82.09	$389.97

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,181	$5,632
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	3,217	3,000
Amortization	18	17
Change in other assets, net	42	5
(Increase) decrease in current assets:
Accounts receivable	1,694	662
Inventories	38	(3,003)
Prepaid expenses and other	(399)	(916)
Derivative financial instruments	(341)	(287)
Increase (decrease) in current liabilities:
Accounts payable	3,934	3,238
Derivative financial instruments	(414)	(791)
Accrued expenses	(508)	2,416
(Decrease) in other long-term liabilities	—	(25)
Net cash provided by operating activities	8,462	9,948

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(228)	(775)
Net cash (used in) investing activities	(228)	(775)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	—	4,157
Payments on debt	(7,232)	(15,145)
Net cash (used in) financing activities	(7,232)	(10,988)

Net increase (decrease) in cash and cash equivalents	1,002	(1,815)

CASH AND CASH EQUIVALENTS
Beginning	1,487	3,139
Ending	$2,489	$1,324

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	212	272
Distribution declared but unpaid	6,664	—

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three months ended December 31, 2017 and 2016 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2017 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of December 31, 2017 and September 30, 2017, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of December 31, 2017, the Company did not have any open ethanol contracts, but was committed to sell 0.1 million tons of wet and dried distillers grains and 6.3 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2017, the Company was committed to purchasing 2.4 million bushels of corn on a forward contract basis resulting in a total commitment of $8.6 million. In addition, the Company was committed to purchase 0.4 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2017 and September 30, 2017 at market value are as follows:

	Balance Sheet Classification	December 31, 2017	September 30, 2017
		in 000's	in 000's
Futures and option contracts
In gain position		$181	$190
In loss position		(42)	(100)
Cash held by (due to) broker		225	(67)
	Current asset	364	23

Forward contracts, corn	Current liability	497	911

Net futures, options, and forward contracts (liability)		$(133)	$(888)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2017 and 2016 consist of the following:

		Three Months Ended
	Statement of Operations Classification	December 31, 2017	December 31, 2016
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$2,362	$319
Futures and option corn contracts	Cost of Goods Sold	(266)	(342)

Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consists of an agreement between the Company and ICM, Inc. that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2017 to December 31, 2017.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2017	December 31, 2016
Numerator:
Net income for basic earnings per unit	$1,181	$5,632
Net income for diluted earnings per unit	$1,181	$5,632

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	14,386	14,442
Income per unit - basic	$88.62	$422.60
Income per unit - diluted	$82.09	$389.97

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

Note 3:  Inventory
Inventory is comprised of the following:

	December 31, 2017	September 30, 2017
	(000's)	(000's)
Raw Materials - corn	$1,771	$4,010
Supplies and Chemicals	4,789	4,149
Work in Process	1,499	1,486
Finished Goods	5,117	3,569
Total	$13,176	$13,214

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

The Term Loan provides for quarterly payments by the Company to FCSA of $1.5 million, with a maturity date of September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires reductions in principal availability in increments of $6.0 million each June 1 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan. In December 2017, we prepaid $1.5 million for the second quarter payment originally due March 20, 2018 to save interest charges.

As of December 31, 2017, there was $36.0 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	December 31, 2017	September 30, 2017
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (4.92% at December 31, 2017)	$9,000	$12,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (4.92% at December 31, 2017)	—	4,100
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	3,534	3,666
	12,534	19,766
Less Current Maturities	5,043	6,538
Less Financing Costs, net of amortization	184	202
Total Long Term Debt	7,307	13,026

The approximate aggregate maturities of notes payable as of December 31, 2017 are as follows:

2018	$5,043

2019	5,065

2020	581

2021	595

2022	1,250

Total	$12,534

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and September 30, 2017, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$181	$—	$—

Liabilities:
Derivative financial instruments	42	497	—
Put option liability	—	—	5,700

	September 30, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$190	$—	$—

Liabilities:
Derivative financial instruments	100	911	—
Put option liability	—	—	5,700

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at December 31, 2017 and September 30, 2017

	December 31, 2017	September 30, 2017
Put option assumptions:
Risk-free interest rate	1.34%	1.34%
Expected volatility	26%	26%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,670	$5,670

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three months ended December 31, 2017 and for Fiscal 2017 that ended September 30, 2017:

	December 31, 2017	September 30, 2017
Beginning Balance	$5,700	$6,100
Change in Value	—	(400)
Ending Balance	$5,700	$5,700

Note 6:   Related Party Transactions
Bunge
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million during each of the three months ended December 31, 2017 and 2016 under the Ethanol Agreement.
Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.3 million and $0.2 million during the three months ended December 31, 2017 and 2016, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million during each of the three months ended December 31, 2017 and 2016, respectively.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 28,900 acres of Enogen corn for the fiscal year ending September 30, 2018. Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains (in November of 2016, the number of ethanol cars was reduced to 323, which is in addition to the hopper car reductions of one each in November 2013 and January 2015 to 298).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $1.0 million and $1.6 million for the three months ended December 31, 2017 and December 31, 2016, net of subleases and accretion, respectively. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. The Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in Fiscal 2018 and future fiscal years.
Note 7: Major Customer

The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $47.8 million and $49.6 million for the three months ended December 31, 2017 and 2016, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2017 including the consolidated financial statements, accompanying notes and the risk factors contained herein.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us")contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets;

•	Disruptions, failures or security breaches relating to our information technology infrastructure;

•	Negative impacts resulting from recent tax reform legislation; and

•	Decrease in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller grains produced in the United States.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
Overview
The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005 to construct and operate a 140 million gallon capacity ethanol plant (the "Facility").  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

Recent Events

On December 19, 2018, our Board of Directors declared a distribution of $500 per unit to its members of record on December 31, 2017 which we expect to be paid on or about January 16, 2018. Based on the current number of units outstanding, the aggregate payment will be approximately $6.7 million.

Recent Regulatory Developments

Tax Cuts and Jobs Act

On December 22, 2017, the H.R. 1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), was signed into law. The 2017 Tax Reform Act includes significant changes to the taxation of business entities, including a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective in 2018 and changes in the deductibility of interest on debt obligations. The Company is currently evaluating the impact of the 2017 Tax Reform Act, as well as potential future regulations implementing the new tax law and interpretations of the new tax law with its professional advisers. The full impact of the Tax Act on the Company in future periods cannot be predicted at this time.

Renewable Fuel Standard

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

The RFS volume requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which would set the annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 volume requirements are also more than 20% below statutory levels, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). These statements represents actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

The letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers, or RINs, from refiners and importers to blenders. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences purchasing decisions by obligated parties. Consistent with the position in his letter, on November 22, 2017, the EPA issued a Notice of Denial of Petitions seeking to change the RFS point of obligation in which the EPA confirmed that the point of obligation will not change.

Management anticipates that there will continue to be legal challenges to the RFA, including the EPA's recent reductions in the RFS volume requirements and the Final 2018 Rule. However, if the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Although the release of the Final 2018 Rule and the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol together with the letter issued by Administrator Pruitt and the resulting actions taken by the EPA consistent with Administrator Pruitt’s letter signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 9.0% during the three months ended December 31, 2017 as compared to the same period in the previous fiscal year. Offsetting the price reduction was a 4.7% increase in ethanol shipments during the three months ended December 31, 2017 as compared to the prior year.
Management currently believes that despite ethanol price changes, the ethanol outlook for the second quarter of our fiscal year ending September 30, 2018 ("Fiscal 2018") will be relatively flat due to the following factors :

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") estimate the 2017/18 ending corn stocks of 2.49 billion bushels, the highest level in 30 years. The USDA held corn consumption for ethanol and co-products steady at 5.5 billion bushels and increased their forecast for the 2017/2018 corn supply of 14.6 billion bushels, suggesting lower corn prices into the first half of Fiscal 2018.

•
Gasoline demand increased slightly in 2017 over 2016 levels. The U.S. Energy Information Administration (the "EIA") released in its Short Term Energy Outlook report of November 7, 2017 that U.S. gasoline demand maintained last year's record levels of ~9.3 million bpd in 2017.

•
Global ethanol demand as reported by the EIA continues to increase with increased exports to various foreign markets, including Canada and Mexico, in response to higher blending mandates and octane demand within the foreign countries. Net ethanol exports of U.S. ethanol in calendar year 2017 were 33% higher than exports during 2016 and the industry forecasts that U.S. ethanol net exports in 2018 will likely surpass 2017 by another

25%. Despite the imposition of a 20% tariff on U.S. ethanol imports above a specified quota effective September 1, 2017, Brazilian demand from the U.S. remained steady. However, given the ethanol supply struggles Brazil is currently facing, the government of Brazil is currently contemplating reversing the tariff. As a result, management currently anticipates, at least in the short term, exports to Brazil will remain steady despite the tariff as a result of the high gasoline prices and low ethanol supplies within Brazil. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during calendar year 2017 due to a 30% tariff imposed on imports of U.S. and Brazil fuel ethanol, which took effect in January 2017. There is no assurance that the recently issued joint plan will lead to increased imports of U.S. ethanol by China but any increase in exports to China could have a positive impact on the ethanol market.

However, despite certain favorable market conditions and the flat outlook for ethanol, we believe that our margins will remain tight. Escalation in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability during Fiscal 2018. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.
Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices, adversely impacting the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains have experienced significant decline due to decreased exports to China as a result of the substantial tariffs and duties imposed on imports into China of distillers grains produced in the U.S. as a result of the antidumping and countervailing investigations. However, in November 2017, the Chinese foreign ministry announced that it would be removing the 11% value-added tax on U.S. produced dried distiller grains initiated in January 2017 although no time line for such removal has been established. China has historically been one of the largest importers of domestically produced distillers grains. Continued reduced demand from China does not escalate in the short term, combined with lower corn and soybean prices, it could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.
Corn oil prices have also been adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production. Although management anticipates our Fiscal 2018 corn oil production levels to be comparable to production in the fiscal year ended September 30, 2017 (“Fiscal 2017”); corn oil prices will continue to be impacted by corn and soybean prices, soybean supply and market demand for corn oil which could decrease as a result of the expiration of the biodiesel blenders’ tax credit. However, legislation has been introduced in Congress to extend the biodiesel blenders tax credit to 2021, and may be retroactively implemented for 2017 Despite the potential renewal of the biodiesel blenders' tax credit, the EPA announced in November 2017 that the biodiesel and advanced biofuel mandates would remain unchanged for biodiesel production.. The unchanged mandates combined with any extension of the biodiesel blenders tax credit could increase demand for corn oil and soybean oil and positively impact the price of corn oil. However, the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2017 and 2016.

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$50,546	100.0%	$52,065	100.0%
Cost of Goods Sold
Material Costs	32,879	65.0%	30,885	59.3%
Variable Production Expense	7,870	15.6%	7,229	13.9%
Fixed Production Expense	7,089	14.0%	6,768	13.0%
Gross Margin	2,708	5.4%	7,183	13.8%
General and Administrative Expenses	1,378	2.7%	1,262	2.4%
Interest Expense and Other Income, net	149	0.3%	289	0.6%
Net Income	$1,181	2.3%	$5,632	10.8%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues.The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and distillers grains, with ethanol prices remaining low and a substantial decrease in the average price per ton received for our distiller grains. During the three months ended December 31, 2017, the average price per gallon of ethanol decreased by 9.0% as compared to the same period in 2016, while this decrease was partially offset by a 4.7% increase in gallons of ethanol sold resulting from our increased production during the three months ended December 31, 2017. The net effect was a 4.5% reduction in ethanol revenue for the three months ended December 31, 2017. The decrease in ethanol prices resulted principally from high inventories in the domestic market combined with ongoing record production in the market.

A decrease in the average price per ton of distillers grains of approximately 14.7%, was offset with a 18.5% increase in volume sold that resulted in a modest increase in revenue for this category in the three months ended December 31, 2017. Distillers grain revenue declined as prices dropped due to lower corn prices and decreased domestic and export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing investigations and the implementation of significant duties on distillers grains produced the United States.

Corn oil revenue increased 12.3% in the three months ended December 31, 2017 compared to the three months ended December 31, 2016 with higher volume of 19.5% partially offset by a decrease in corn oil prices of 4.9% per pound. The corn oil yield increased 17.8% in the three months ended December 31, 2017 as compared to the three months ended December 31, 2016 due to operating efficiencies. Our market is primarily local middlemen that compete for our available supply.

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$39,720	78.6%	$41,611	79.9%
Distillers Grains	8,030	15.9%	7,939	15.2%
Corn Oil	2,559	5.1%	2,279	4.4%
Other	237	0.4%	236	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 94.6% and 86.2% for the three months ended December 31, 2017 and 2016, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 0.9% in the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The amount of bushels of corn used in ethanol sold increased by 0.9% in the three months ended December 31, 2017 from 2016 due to increased production of 6.1%.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $2.1 million increase to our cost of goods sold for the three months ended December 31, 2017, compared to no impact for the three months ended December 31, 2016.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an increase of 8.9% when comparing the three months ended December 31, 2017 to the three months ended December 31, 2016 due to higher chemical costs and higher energy costs. Our average steam and natural gas energy cost increased 4.4% comparing the three months ended December 31, 2017 to the three months ended December 31, 2016 principally due to higher energy prices.
Fixed production expenses increased 4.7% for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Increased repairs and maintenance charges, depreciation and salaries and wages were basically offset by lower lease costs.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2017 increased 9.2% compared to the three months ended December 31, 2016, primarily for consulting and legal services.
Other Expense

Our other expenses were approximately $0.1 million and $0.3 million, respectively, for the three months ended December 31, 2017 and 2016, and represent approximately 0.3% of our revenue. Increased cash flow resulted with lower interest expenses coupled with interest income in 2017 was the primary reason for the improvement as compared to 2016.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the three months ended December 31, 2017 or 2016. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.
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

	Three months ended	Three months ended
	December 31, 2017	December 31, 2016

EBITDA
Net Income	$1,181	$5,632
Interest Expense	230	289
Depreciation	3,217	3,000
EBITDA	4,628	8,921

Unrealized Hedging (Gain)	(463)	(724)

Modified EBITDA	$4,165	$8,197

Liquidity and Capital Resources
The Company has certain loan agreements with FCSA and CoBank (the "FCSA Credit Facility").. The FCSA Credit Facility provides the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the FCSA Credit Facility is LIBOR plus 3.35%.
As of December 31, 2017, we had a cash balance of $2.5 million, $36.0 million available under the Revolving Term Loan and working capital of $2.2 million.

During the second quarter of Fiscal 2018, we estimate that we will require cash of approximately $38.1 million for our primary input of corn and $3.9 million for our energy sources of electricity, steam, and natural gas. We will also require $6.7 million for the distribution declared by the Board of Directors on December 19, 2017.
Management expects to have sufficient cash available to fund operations for the next twelve months generated by cash from our continuing operations and available cash under our Revolving Term Loan. We cannot estimate the availability of funds for hedging in the future.

Commodity Price Risk
Our operations are highly dependent on commodity prices, especially prices for corn, ethanol and distillers grains and the spread between them (the "crush margin"). As a result of price volatility for these commodities, our operating results may fluctuate substantially. The price and availability of corn are subject to significant fluctuations depending upon a number of factors that affect commodity prices in general, including crop conditions, weather, governmental programs and foreign purchases. We may experience increasing costs for corn and natural gas and decreasing prices for ethanol and distillers grains which could significantly impact our operating results. Because the market price of ethanol is not directly related to corn prices, ethanol producers are generally not able to compensate for increases in the cost of corn through adjustments in prices for ethanol.  We continue to monitor corn and ethanol prices and manage the "crush margin" to affect our longer-term profitability.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2017 and there were no material developments to such matters.

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item IA of our Form 10-K for the fiscal year ended September 30, 2017 other than as provided below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.
Tax reform may affect the Company and its members.

On December 22, 2017, President Trump signed into law H.R.1, originally known as the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), that reforms the Internal Revenue Code of 1986, as amended (the “Code”) making significant changes to the taxation of business entities. The 2017 Tax Reform Act, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest and allows for the expensing of capital expenditures. We continue to assess the impact of the 2017 Tax Reform Act, as well as any future regulations implementing the new tax law and any interpretations of the new tax law may have on our business. The impact of this tax reform on the Company and its members is uncertain but the effect of the 2017 Tax Reform Act and any implementing regulations and interpretations could adversely affect our business and financial condition.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 8, 2018	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	February 8, 2018	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer