Form 10-K/A
period 2017-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2018-04-03
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K/A
Amendment No. 2
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
As of September 30, 2017, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

EXPLANATORY NOTE

The undersigned registrant is filing this Amendment No. 2 to the Annual Report on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2017 (the “Original Annual Report”) and as amended by Amendment No. 1 to the Original Annual Report filed with the SEC on December 22, 2017 (“Amendment No. 1”). The purpose of Amendment No. 1 was to correct a technological scrivener error relating to the date of the Auditors’ Opinion Letter and a corrected Auditor’s Opinion Letter was filed with Amendment No. 1. The purpose of this Amendment No. 2 is to amend and restate in its entirety Item 8 of Part II to include the financial statements of the registrant in addition to the corrected Auditors’ Opinion Letter.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by the registrant’s principal executive officer and principal financial officer are being filed/furnished as exhibits to this Amendment No. 2.

Except as expressly described above and as set forth herein, this Amendment No. 2 does not modify the Original Annual Report or Amendment No. 1 in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Annual Report and Amendment No. 1 and with the registrant’s other filings with the SEC subsequent to the Original Annual Report.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	April 3, 2018	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	April 3, 2018	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer