Form 10-Q
period 2018-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2018-05-09
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2018

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

As of March 31, 2018, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2018	September 30, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,275	$1,487
Accounts receivable	505	1,826
Accounts receivable, related party	12,440	11,469
Derivative financial instruments	669	23
Inventory	13,176	13,214
Prepaid expenses and other	862	441
Total current assets	28,927	28,460

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	228,192	225,651
Office and other equipment	1,617	1,511
	231,873	229,226
Accumulated depreciation	(117,218)	(111,000)
Net property, plant and equipment	114,655	118,226

Other assets	2,107	2,143
Total Assets	$145,689	$148,829

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2018	September 30, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$1,723	$3,387
Accounts payable, related party	92	165
Derivative financial instruments	—	911
Accrued expenses	4,972	6,943
Accrued expenses, related parties	321	168
Current maturities of notes payable	6,549	6,538
Total current liabilities	13,657	18,112

Long Term Liabilities
Notes payable, less current maturities	20,658	13,026
Other long-term liabilities	5,700	5,700
Total long term liabilities	26,358	18,726

Members' Equity
Members' capital, 13,327 units issued and outstanding	87,165	87,165
Accumulated earnings	18,509	24,826
Total members' equity	105,674	111,991

Total Liabilities and Members' Equity	$145,689	$148,829

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

Revenues	$53,551	$56,073	$104,097	$108,138
Cost of Goods Sold
Cost of goods sold-non hedging	55,644	51,846	101,386	96,751
Realized & unrealized hedging (gains) losses	(2,449)	738	(353)	715
	53,195	52,584	101,033	97,466

Gross Margin	356	3,489	3,064	10,672

General and administrative expenses	1,056	1,331	2,434	2,593

Operating Income (Loss)	(700)	2,158	630	8,079

Interest and other (income) expense, net	135	93	284	382

Net Income (Loss)	$(835)	$2,065	$346	$7,697

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,442	14,354	14,442
Income (loss) per unit - basic	$(62.65)	$154.95	$25.96	$577.55
Income (loss) per unit - diluted	$(62.65)	$142.99	$24.10	$532.96
Distributions per unit - basic	$500.00	$340.00	$500.00	$340.00
Distributions per unit - diluted	$500.00	$313.75	$464.23	$313.75

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$346	$7,697
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	6,218	6,006
Amortization	36	35
Change in other assets, net	36	(16)
(Increase) decrease in current assets:
Accounts receivable	350	1,099
Inventories	38	(3,357)
Prepaid expenses and other	(421)	(1,188)
Derivative financial instruments	(646)	(241)
Increase (decrease) in current liabilities:
Accounts payable	(1,737)	(2,039)
Derivative financial instruments	(911)	(787)
Accrued expenses	(1,818)	308
(Decrease) in other long-term liabilities	—	(50)
Net cash provided by operating activities	1,491	7,467

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,647)	(2,259)
Net cash (used in) investing activities	(2,647)	(2,259)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	(6,663)	(4,531)
Proceeds from debt	49,050	34,733
Payments on debt	(41,443)	(37,047)
Net cash provided by (used in) financing activities	944	(6,845)

Net (decrease) in cash and cash equivalents	(212)	(1,637)

CASH AND CASH EQUIVALENTS
Beginning	1,487	3,139
Ending	$1,275	$1,502

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$428	$535

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and six months ended March 31, 2018 and 2017 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2017 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of March 31, 2018 and September 30, 2017, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of March 31, 2018, the Company was committed to sell 4.7 million gallons of ethanol, 0.1 million tons of wet and dried distillers grains and 3.1 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2018, the Company was committed to purchasing 5.0 million bushels of corn on a forward contract basis resulting in a total commitment of $18.4 million. In addition, the Company was committed to purchase 1.3 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2018 and September 30, 2017 at market value are as follows:

	Balance Sheet Classification	March 31, 2018	September 30, 2017
		in 000's	in 000's
Futures and option contracts
In gain position		$35	$190
In loss position		(222)	(100)
Cash held by (due to) broker		602	(67)
Forward contracts, corn		254	—
	Current asset	669	23

Forward contracts, corn		—	911
	Current liability	—	911
Net futures, options, and forward contracts asset (liability)		$669	$(888)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and six months ended March 31, 2018 and 2017 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(2,043)	$1,012	$319	$1,331
Futures and option corn contracts	Cost of Goods Sold	(406)	(274)	(672)	(616)

Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consists of an agreement between the Company and ICM, Inc. that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2017 to March 31, 2018.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Numerator:
Net income (loss) for basic earnings per unit	$(835)	$2,065	$346	$7,697
Net income (loss) for diluted earnings per unit	$(835)	$2,065	$346	$7,697

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,442	14,354	14,442
Income (loss) per unit - basic	$(62.65)	$154.95	$25.96	$577.55
Income (loss) per unit - diluted	$(62.65)	$142.99	$24.10	$532.96

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

Note 3:  Inventory
Inventory is comprised of the following:

	March 31, 2018	September 30, 2017
	(000's)	(000's)
Raw Materials - corn	$3,118	$4,010
Supplies and Chemicals	4,794	4,149
Work in Process	1,686	1,486
Finished Goods	3,578	3,569
Total	$13,176	$13,214

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
The Company has a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the original amount of $30.0 million (the “Term Loan”) and a revolving term loan in the original amount of up to $36.0 million (the “Revolving Term Loan”), together with the Term Loan, the “ FCSA Credit Facility ”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

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

As of March 31, 2018, there was $21.0 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	March 31, 2018	September 30, 2017
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (5.23% at March 31, 2018)	$9,000	$12,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (5.23% at March 31, 2018)	14,973	4,100
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	3,400	3,666
	27,373	19,766
Less Current Maturities	6,549	6,538
Less Financing Costs, net of amortization	166	202
Total Long Term Debt	20,658	13,026

The approximate aggregate maturities of notes payable as of March 31, 2018 are as follows:

2019	$6,549

2020	3,571

2021	583

2022	601

2023 and thereafter	16,069

Total	$27,373

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and September 30, 2017, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$35	$254	$—

Liabilities:
Derivative financial instruments	222	—	—
Put option liability	—	—	5,700

	September 30, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$190	$—	$—

Liabilities:
Derivative financial instruments	100	911	—
Put option liability	—	—	5,700

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at March 31, 2018 and September 30, 2017

	March 31, 2018	September 30, 2017
Put option assumptions:
Risk-free interest rate	1.34%	1.34%
Expected volatility	26%	26%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,670	$5,670

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three months ended March 31, 2018 and for Fiscal 2017 that ended September 30, 2017:

	March 31, 2018	September 30, 2017
Beginning Balance	$5,700	$6,100
Change in Value	—	(400)
Ending Balance	$5,700	$5,700

Note 6:   Related Party Transactions
Bunge
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million during the three months ended March 31, 2018 and 2017, and $0.8 million during the six months ended March 31, 2018 and 2017, under the Ethanol Agreement.
Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.3 million during the three months ended March 31, 2018 and 2017, and $0.6 and $0.5 million during the six months ended March 31, 2018 and 2017, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million during each three months ended March 31, 2018 and 2017, and $0.4 million during the six months ended March 31, 2018 and $2017,.
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
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains (in November of 2016, the number of ethanol cars was reduced to 323, which is in addition to the hopper car reductions of one each in November 2013 and January 2015 to 298).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $1.0 million during both of the three months ended March 31, 2018 and 2017, net of subleases and accretion, and were $2.0 million and $2.5 million for the six months ended March 31, 2018 and 2017, respectively. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. The Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in the fiscal year ending September 30, 2018 ("Fiscal 2018") and future fiscal years.

ICM
On February 26, 2018, the Company executed an Equipment Purchase and Installation Agreement with ICM, Inc for plant equipment totaling $3.9 million. As of March 31, 2018, $1.9 million had been paid for equipment and installation services. The project is expected to be completed by the fourth quarter of Fiscal 2018.
Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $51.2 million and $53.5 million for the three months ended March 31, 2018 and 2017, respectively, and $99.0 million and $103.1 million for the six months ended March 31, 2018 and $2017, respectively.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us")contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will”, “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol, distillers grains, and corn oil;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	The potental for additional ethanol demand as a result of increased adoption of higher level blends of ethanol including E15 and E85;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets;

•	Disruptions, failures or security breaches relating to our information technology infrastructure;

•	Negative impacts resulting from recent tax reform legislation; and

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller grains produced in the United States.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which would set the annual volume requirement for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

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

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). These statements represents actions that would likely have a positive impact on the ethanol industry either directly or indirectly. In addition, on April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales involving President Trump, Senators, key federal agency and industry leaders, President Trump indicated that EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the waiver that currently inhibits sales of E15 in certain markets during summer driving months. The letter and these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.

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

Legal challenges are underway to the RFS, including the EPA's recent reductions in the RFS volume requirements and the Final 2018 Rule as well as the denial of petitions to change the RFS point of obligation. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, or if the RFS point of obligation were changed, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Further uncertainty results from the recently revealed EPA grants of a number of small refiner exemptions from the RFS renewable volume obligations (the "RVOs") based upon the grounds of economic hardship, as well as an exemption granted to a refiner as part of bankruptcy proceedings. In April, These exemptions effectively removed 515 million RINS from the 2016 obligation, technically reducing the RVO from 15 billion gallons to 14.5 billion gallons. The joint impact of large increases in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol D6 RINS prices. RINS prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 10.5% during the three months ended March 31, 2018 as compared to the same period in the previous fiscal year. Offsetting the price reduction was a 7.0% increase in ethanol shipments during the three months ended March 31, 2018 as compared to the prior year. Ethanol prices decreased 9.7% for the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. Offsetting the price reduction was a 5.9% increase in the ethanol shipments during the corresponding six month period.
Management currently believes that despite ethanol price changes, the ethanol outlook for the third quarter of our fiscal year ending September 30, 2018 ("Fiscal 2018") as well as the outlook for certain of our co-products will be maintained due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") reduced the estimate for 2017/18 ending corn stocks from 2.49 billion bushels to 2.25 billion bushels, as area planted was reduced 4% from the 2016/2017; however such reduction was basically offset by improved yields per acre. The USDA held corn consumption for ethanol and co-products steady at 5.5 billion bushels and maintained their forecast for the 2017/2018 corn supply of 14.6 billion bushels, suggesting stable corn prices into the second half of Fiscal 2018.

•
The U.S. Energy Information Administration (the "EIA") released in its Short Term Energy Outlook report of March 2, 2018 that U.S. gasoline demand was still at 9.3 million bpd in 2017, and is expected to rise to 9.4 million bpd in 2018. A rise in the average gallon cost to the public could have a negative impact on this forecast.

•
Global ethanol demand as reported by the EIA continues to increase with increased exports to various foreign markets, including Canada and Mexico, in response to higher blending mandates and octane demand within the foreign countries. Net ethanol exports of U.S. ethanol in calendar year 2017 were 33% higher than exports during 2016 and the industry forecasts that U.S. ethanol net exports in 2018 will likely surpass 2017 by another 25%. From September 2017 to February 2018, the U.S. Grains Council reported a 6% increase of ethanol imports as compared to the same time frame last year. Despite the imposition of a 20% tariff on U.S. ethanol imports above a specified quota effective September 1, 2017, Brazilian demand has remained high due to inter-harvest sugar shortages. In the month of February, Brazil imported 103 million gallons of U.S. ethanol, the most ethanol imports in a single month, and March saw similar substantial imports. However, given the ethanol supply struggles Brazil is currently facing, the government of Brazil has indicated it may reverse the tariff but no action to implement such a reversal has occurred. As a result, management currently anticipates, at least in the short term, exports to Brazil will remain greater than originally forecasted despite the tariff as a result of the high gasoline prices and low ethanol supplies within Brazil. Exports to Canada and India also remained strong in the September 2017 to February 2018 time period. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during calendar year 2017 due to a 30% tariff imposed on imports of U.S. and Brazil fuel ethanol, which took effect in January 2017. China has announced possible increased tariffs on ethanol in response to President Trumps' announcement of tariffs on Chinese steel. In spite of this, China has increased ethanol imports 18% from September 2017 to February 2018 as compared to the prior year period. There is no assurance that the recently issued joint plan will lead to increased imports of U.S. ethanol by China but any increase in exports to China could have a positive impact on the ethanol market.

However, despite certain favorable market conditions and the fairly flat outlook for ethanol, we believe that our margins will remain tight in light of mixed signals on suport for the RFS and waivers of refiner RVOs by the Trump administration. Escalation in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability during Fiscal 2018. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.
Our margins have been, and could continue to be, negatively impacted due to the lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices, adversely impacting the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains have experienced significant decline due to decreased exports to China as a result of the substantial tariffs and duties imposed on imports into China of distillers grains produced in the U.S. as a result of the antidumping and countervailing investigations. However, in November 2017, the Chinese foreign ministry announced that it would be removing the 11% value-added tax on U.S. produced dried distiller grains initiated in January 2017 although no time line for such removal has been established. China has historically been one of the largest importers of domestically produced distillers grains. Continued reduced demand from China combined with lower corn and soybean prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.
Corn oil prices have also been adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production. Although management anticipates our Fiscal 2018 corn oil production levels to be comparable to production in the fiscal year ended September 30, 2017 ; corn oil prices will continue to be impacted by corn and soybean prices, soybean supply and market demand for corn oil which could decrease as a result of the expiration of the biodiesel blenders’ tax credit. Legislation has been passed in Congress in February 2018 that provided a retroactive extension of the biodiesel tax incentive for2017 only. In the omnibus spending bill passed in March of 2018, this legislation does not include a reinstatement of the biodiesel tax credit. In November 2017, the EPA announced that the biodiesel and advanced biofuel mandates would remain unchanged for biodiesel production from the prior year. The unchanged mandates combined with producers carrying the risk of operation in 2018 without extension of the biodiesel blenders tax credit could decrease the demand for corn oil and soybean oil. However, the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$53,551	100.0%	$56,073	100.0%
Cost of Goods Sold
Material Costs	38,173	71.3%	37,717	67.3%
Variable Production Expense	8,127	15.1%	7,796	13.9%
Fixed Production Expense	6,895	12.9%	7,071	12.6%
Gross Margin	356	0.7%	3,489	6.2%
General and Administrative Expenses	1,056	2.0%	1,331	2.3%
Interest Expense and Other Income, net	135	0.3%	93	0.2%
Net Income (loss)	$(835)	(1.6)%	$2,065	3.7%

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2018, and 2017:

	Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	104,097	100.0%	108,138	100.0%
Cost of Goods Sold
Material Costs	71,051	68.3%	68,602	63.4%
Variable Production Expense	15,998	15.4%	15,025	13.9%
Fixed Production Expense	13,984	13.4%	13,839	12.8%
Gross Margin	3,064	2.9%	10,672	9.9%
General and Administrative Expenses	2,434	2.3%	2,593	2.4%
Interest Expense and Other Income, net	284	0.3%	382	0.4%
Net Income	$346	0.3%	$7,697	7.1%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and distillers grains, with ethanol prices remaining low and a substantial decrease in the average price per ton received for our distiller grains. During the three months ended March 31, 2018, the average price per gallon of ethanol decreased by 10.5% as compared to the same period in 2017, while this decrease was partially offset by a 7.0% increase in gallons of ethanol sold resulting from our increased production during the three months ended March 31, 2018. The net effect was a 4.2% reduction in ethanol revenue for the three months ended March 31, 2018. During the six months ended March 31, 2018 , the average price per gallon of ethanol decreased by 9.7% as compared to the first six months ended March 31, 2017, but the decrease was partially offset by a 5.9% increase in gallons of ethanol sold from our production increase of 4.4% during the six months ended March 31, 2018. The net effect was a 4.4% reduction in ethanol revenue for the six months ended March 31, 2018. The decrease in ethanol prices resulted principally from a surge in production expanding at a faster rate than ethanol use, which resulted in higher inventories causing ethanol prices to fall.

A decrease in the average price per ton of distillers grains of approximately 3.2%, was coupled with a 1.3% decrease in volume sold that resulted in a decrease of 4.5% in revenue for this category in the three months ended March 31, 2018. A decrease in the average price of distillers grains of 8.9% which was partially offset by an increase of 7.8% in volume sold, resulted in a decrease of 1.7% in revenue for this category in the six months ended March 31, 2018. Distillers grain revenue declined as prices dropped due to higher corn prices and decreased export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing duties imposed on distillers grains produced in the United States.

Corn oil revenue decreased 11.4% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017 with higher volume of 8.0% partially offset by a decrease in corn oil prices of 18.0% per pound. The corn oil yield increased 5.4% in the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. Corn oil revenue was flat for the six months ended March 31, 2018 compared to the six months ended March 31, 2017, with the higher volume of 12.7% offset by a decrease in corn oil prices of 11.3% per pound. Our corn oil yield increased 10.3% for the six months ended March 31, 2018 compared to the six months ended March

31, 2017 due to improved operating efficiencies. Our market is primarily local middlemen that compete for our available supply.

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$43,018	80.3%	$44,918	80.1%
Distillers Grains	8,083	15.1%	8,460	15.1%
Corn Oil	2,155	4.0%	2,433	4.3%
Other	295	0.6%	262	0.5%

	Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	82,739	79.5%	86,529	80.0%
Distillers Grains	16,113	15.5%	16,399	15.2%
Corn Oil	4,713	4.5%	4,712	4.3%
Other	532	0.5%	498	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 99.3% and 93.8% for the three months ended March 31, 2018 and 2017, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 3.2% in the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The amount of bushels of corn used in ethanol sold increased by 5.7% in the three months ended March 31, 2018 from 2017 due to increased production of 2.7%. Our cost of goods sold as a percentage of our revenues for the six months ended March 31, 2018 and 2017 was 97.1% and 90.1%, respectively. The average price of corn used in ethanol production per bushel decreased 1.2% in the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The amount of bushels of corn used in ethanol sold increased by 3.5% in the six months ended March 31, 2018 from 2017 due to increased production of 4.4%.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $(2.4) million decrease to our cost of goods sold for the three months ended March 31, 2018, compared to an increase of $0.7 million for the three months ended March 31, 2017.  Realized and unrealized gains (losses) to our derivatives and hedging related to corn resulted in a $(0.4) million decrease to our cost of goods sold for the six months ended March 31, 2018 compared to an increase of $0.7 million for the six months ended March 31, 2017. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses showed an increase of 4.2% when comparing the three months ended March 31, 2018 to the three months ended March 31, 2017 due to higher chemical costs which was partially offset by lower energy costs. Our average steam and natural gas energy cost decreased 4.3% comparing the three months ended March 31, 2018 to the three months ended March 31, 2017 principally due to lower energy prices. Variable production expenses showed an increase of 6.4% when comparing the six months ended March 31, 2018 to the six months ended March 31, 2017 due to higher chemical costs and slightly higher energy costs. Our average steam and natural gas energy costs decreased 2.7% comparing the six months ended March 31, 2018 to the six months ended March 31, 2017 due to lower energy cost prices, which reduced costs were partially offset by higher electricity costs.
Fixed production expenses decreased 2.5% for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Decreased repair and maintenance costs was the primary reason for the lower expenses in this category. For the six months ended March 31, 2018 compared to the six months ended March 31, 2017, fixed production expenses increased 1.0%. Increased repairs and maintenance charges, depreciation and salaries and wages were partially offset by lower lease costs.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2018 decreased 20.7% compared to the three months ended March 31, 2017, primarily due to decreases in consulting and legal services, salary and benefits and office expenses. Our general and administrative expenses for the six months ended March 31, 2018 decreased 6.1% as compared to the six months ended March 31, 2017, as decreases in legal and professional fees, salary and benefits and other miscellaneous expenses were somewhat offset by increased office expenses related to site security.
Other Expense

Our other expenses were approximately $0.1 million for each of the three months ended March 31, 2018 and 2017. Lower interest expenses coupled with interest income was the primary reason for the improvement as compared to 2017. Our other expenses were $0.3 million and $0.4 million for the six months ended March 31, 2018 and six months ended March 31, 2017, respectively, due to lower interest expenses.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the six months ended March 31, 2018. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.
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

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017

EBITDA
Net Income (loss)	$(835)	$2,065	$346	$7,697
Interest Expense	242	283	472	571
Depreciation	3,001	3,006	6,218	6,006
EBITDA	2,408	5,354	7,036	14,274

Unrealized Hedging Loss (Gain)	(425)	56	(888)	(668)

Modified EBITDA	$1,983	$5,410	$6,148	$13,606

Liquidity and Capital Resources
The Company has certain loan agreements with FCSA and CoBank (the "FCSA Credit Facility"). The FCSA Credit Facility provides the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the FCSA Credit Facility is LIBOR plus 3.35%.
As of March 31, 2018, we had a cash balance of $1.3 million, $21.0 million available under the Revolving Term Loan and working capital of $15.3 million.

During the third quarter of Fiscal 2018, we estimate that we will require cash of approximately $41.2 million for our primary input of corn and $4.0 million for our energy sources of electricity, steam, and natural gas.
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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SIRE's  management,  under the supervision and with  the  participation  of  SIRE's president and chief executive officer and SIRE's chief financial officer,  is responsible for establishing and maintaining adequate disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934) that are designed to insure that information required to be disclosed in the reports that the Company files is recorded, processed, summarized and reported as of the end of the  period covered by this quarterly report.  Based on that evaluation,  SIRE's president and chief executive officer and SIRE's chief financial officer have concluded  that, as of the end of the period covered by this quarterly report, SIRE's disclosure controls and procedures are effective to provide  reasonable  assurance that the information required to be disclosed in the reports SIRE  files or submits under the Securities Exchange  Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) accumulated and communicated to management, including SIRE's principal executive and principal financial officers or persons performing such functions, as appropriate, to allow timely decisions regarding  disclosure.  SIRE believes that a control system, no matter how well designed and operated, cannot provide absolute  assurance that the  objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2017 or in Item 1A of our Form 10-Q for the quarter ended December 31, 2018 other than as provided below.

Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Trade actions by the Trump Administration may negatively impact the price of and demand for ethanol and distillers grains internationally and negatively affect our profitability.

We may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade related to current trade actions announced by the Trump administration and responsive actions announced by trading partners, including by China.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6.   Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML*	XBRL Instance Document

101.XSD*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Database

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

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

*	Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 9, 2018	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	May 9, 2018	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer