Form 10-Q
period 2018-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2018-08-08
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2018

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

As of June 30, 2018, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2018	September 30, 2017
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,207	$1,487
Accounts receivable	774	1,826
Accounts receivable, related party	13,810	11,469
Derivative financial instruments	361	23
Inventory	13,547	13,214
Prepaid expenses and other	541	441
Total current assets	30,240	28,460

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	229,091	225,651
Office and other equipment	1,617	1,511
	232,772	229,226
Accumulated depreciation	(119,043)	(111,000)
Net property, plant and equipment	113,729	118,226

Other assets	2,102	2,143
Total Assets	$146,071	$148,829

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2018	September 30, 2017
	(Unaudited)
Current Liabilities
Accounts payable	$2,229	$3,387
Accounts payable, related party	6	165
Derivative financial instruments	1,453	911
Accrued expenses	7,347	6,943
Accrued expenses, related parties	534	168
Current maturities of notes payable	6,554	6,538
Total current liabilities	18,123	18,112

Long Term Liabilities
Notes payable, less current maturities	19,819	13,026
Other long-term liabilities	5,700	5,700
Total long term liabilities	25,519	18,726

Members' Equity
Members' capital, 13,327 units issued and outstanding	87,165	87,165
Accumulated earnings	15,264	24,826
Total members' equity	102,429	111,991

Total Liabilities and Members' Equity	$146,071	$148,829

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Revenues	$53,611	$54,052	$157,708	$162,190
Cost of Goods Sold
Cost of goods sold-non hedging	55,252	52,132	156,638	148,883
Realized & unrealized hedging (gains)	(470)	(1,380)	(823)	(665)
	54,782	50,752	155,815	148,218

Gross Profit (Loss)	(1,171)	3,300	1,893	13,972

General and administrative expenses	1,809	1,070	4,243	3,663

Operating Income (Loss)	(2,980)	2,230	(2,350)	10,309

Interest and other (income) expense, net	265	301	549	683

Net Income (Loss)	$(3,245)	$1,929	$(2,899)	$9,626

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,384	13,327	14,423
Income (loss) per unit - basic	$(243.49)	$144.74	$(217.53)	$722.29
Income (loss) per unit - diluted	$(243.49)	$134.11	$(217.53)	$667.41
Distributions per unit - basic	$—	$—	$500.00	$340.00
Distributions per unit - diluted	$—	$—	$500.00	$314.16

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,899)	$9,626
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	8,753	9,020
Amortization	54	53
Loss on disposal of property and equipment	526	—
Change in other assets, net	41	(2)
(Increase) decrease in current assets:
Accounts receivable	(1,289)	(2,556)
Inventories	(333)	(2,926)
Prepaid expenses and other	(100)	(1,041)
Derivative financial instruments	(338)	(100)
Increase (decrease) in current liabilities:
Accounts payable	(1,317)	(1,152)
Derivative financial instruments	542	(1,238)
Accrued expenses	770	2,126
(Decrease) in other long-term liabilities	—	(75)
Net cash provided by operating activities	4,410	11,735

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,832)	(5,455)
Proceeds from sale of property and equipment	50	—
Net cash (used in) investing activities	(4,782)	(5,455)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	(6,663)	(4,531)
Proceeds from debt	101,292	67,221
Payments on debt	(94,537)	(70,631)
Net cash provided by (used in) financing activities	92	(7,941)

Net (decrease) in cash and cash equivalents	(280)	(1,661)

CASH AND CASH EQUIVALENTS
Beginning	1,487	3,139
Ending	$1,207	$1,478

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$687	$800

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements as of and for the three and nine months ended June 30, 2018 and 2017 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2017 contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of June 30, 2018 and September 30, 2017, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of June 30, 2018, the Company was committed to sell 2.3 million gallons of ethanol, 0.1 million tons of wet and dried distillers grains and 2.5 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2018, the Company was committed to purchasing 4.9 million bushels of corn on a forward contract basis resulting in a total commitment of $18.6 million. In addition, the Company was committed to purchase 0.2 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2018 and September 30, 2017 at market value are as follows:

	Balance Sheet Classification	June 30, 2018	September 30, 2017
		in 000's	in 000's
Futures and option contracts
In gain position		$960	$190
In loss position		(93)	(100)
Cash due to broker		(506)	(67)
	Current asset	361	23

Forward contracts, corn		1,453	911
	Current liability	1,453	911
Net futures, options, and forward contracts		$(1,092)	$(888)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and nine months ended June 30, 2018 and 2017 consist of the following:

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$1,803	$(816)	$2,121	$515
Futures and option corn contracts	Cost of Goods Sold	(2,272)	(564)	(2,944)	(1,180)

Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consists of an agreement between the Company and ICM, Inc. that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2017 to June 30, 2018.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2018	June 30, 2017	March 31, 2018	June 30, 2017
Numerator:
Net income (loss) for basic earnings per unit	$(3,245)	$1,929	$(2,899)	$9,626
Net income (loss) for diluted earnings per unit	$(3,245)	$1,929	$(2,899)	$9,626

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,384	13,327	14,423
Income (loss) per unit - basic	$(243.49)	$144.74	$(217.53)	$722.29
Income (loss) per unit - diluted	$(243.49)	$134.11	$(217.53)	$667.41

Recently Issued Accounting Pronouncements
Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for us on October 1, 2018, the start of our new fiscal year. The Company expects to have enhanced disclosures, but does not expect the new standard to have a material impact on the Company's financial statements.
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

Note 3:  Inventory
Inventory is comprised of the following:

	June 30, 2018	September 30, 2017
	(000's)	(000's)
Raw Materials - corn	$4,248	$4,010
Supplies and Chemicals	4,723	4,149
Work in Process	1,635	1,486
Finished Goods	2,941	3,569
Total	$13,547	$13,214

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

As of June 30, 2018, there was $20.2 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	June 30, 2018	September 30, 2017
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (5.46% at June 30, 2018)	$7,500	$12,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (5.46% at June 30, 2018)	15,756	4,100
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	3,265	3,666
	26,521	19,766
Less Current Maturities	6,554	6,538
Less Financing Costs, net of amortization	148	202
Total Long Term Debt	19,819	13,026

The approximate aggregate maturities of notes payable as of June 30, 2018 are as follows:

2019	$6,554

2020	2,077

2021	584

2022	608

2023	16,698

Total	$26,521

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and September 30, 2017, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	June 30, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$960	$—	$—

Liabilities:
Derivative financial instruments	93	1,453	—
Put option liability	—	—	5,700

	September 30, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$190	$—	$—

Liabilities:
Derivative financial instruments	100	911	—
Put option liability	—	—	5,700

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at June 30, 2018 and September 30, 2017

	June 30, 2018	September 30, 2017
Put option assumptions:
Risk-free interest rate	1.34%	1.34%
Expected volatility	26%	26%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,670	$5,670

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three months ended June 30, 2018 and for Fiscal 2017 that ended September 30, 2017:

	June 30, 2018	September 30, 2017
Beginning Balance	$5,700	$6,100
Change in Value	—	(400)
Ending Balance	$5,700	$5,700

Note 6:   Related Party Transactions
Bunge
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million during both of the three months ended June 30, 2018 and 2017, and $1.1 million during both of the nine months ended June 30, 2018 and 2017, under the Ethanol Agreement.
Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.3 million during both of the three months ended June 30, 2018 and 2017, and $0.9 and $0.8 million during the nine months ended June 30, 2018 and 2017, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million during both of the three months ended June 30, 2018 and 2017, and $0.5 million during both of the nine months ended June 30, 2018 and $2017.
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
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains (in November of 2016, the number of ethanol cars was reduced to 323, which is in addition to the hopper car reductions of one each in November 2013 and January 2015 to 298).  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $1.0 million during both of the three months ended June 30, 2018 and 2017, net of subleases and accretion, and were $2.9 million and $3.5 million for the nine months ended June 30, 2018 and 2017, respectively. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which will be phased in over the fourth quarter, and the start of the first quarter in our fiscal year ending September 30, 2019. SIRE will receive an up front assignment payment, and the net result will be financially neutral, and the number of side-leased railcars by SIRE remains the same. The Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in the fiscal year ending September 30, 2018 ("Fiscal 2018") and future fiscal years.

ICM
On February 26, 2018, the Company executed an Equipment Purchase and Installation Agreement with ICM, Inc for plant equipment totaling $3.9 million. As of June 30, 2018, the full value of the contract had been paid for the equipment and installation services. The project will be completed during the fourth quarter of Fiscal 2018.

Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $51.2 million and $51.3 million for the three months ended June 30, 2018 and 2017, respectively, and $150.3 million and $154.4 million for the nine months ended June 30, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2017 including the financial statements, accompanying notes and the risk factors contained herein.

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

Renewable Fuel Standard

The ethanol industry receives support through the Federal Renewable Fuels Standard (the “RFS”) which has been, and will continue to be, a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

The RFS original volume requirements increased incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons, excluding any waivers granted by the EPA to small refiners for "hardship". At the end of June 2018, it has been estimated the impact of EPA hardship waivers has been almost 2.25 billion gallons.

On June 26, 2018, the EPA released a preliminary proposal for 2019 setting the blending requirements at 19.88 billion gallons, a slight increase from the prior year (the "Proposed 2019 Rule"). Corn-based ethanol levels were left at 15.0 billion gallons. The EPA did not address reallocating lost blending volumes, nor mention the impact of the "hardship" waivers on the 2019 ethanol levels.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. If 2019 volume requirements are also more than 20% below statutory levels, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. The Proposed 2019 Rule is more than 20% below the original 2019 level of 28.0 billion gallons, and if finalized as proposed will fulfill the two consecutive year requirements and require a reset of the RFS.

On October 19, 2017, EPA Administrator Pruitt issued a letter to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). These statements represents actions that would likely have a positive impact on the ethanol industry either directly or indirectly. On April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales attended by President Trump, Senators, key federal agencies and industry leaders. The Administration indicated that the EPA would be moving forward to authorize year-round sales of E15. This was designed to address the waiver that currently inhibits sales of E15 in certain markets during summer driving months. The letter and these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly. However, the EPA did not initiate any action before June 1, 2018, so the summer ozone control season which prevents E15 from being sold in more than 2/3 of the U.S. gasoline markets through September 15, 2018 went into effect. Congress also did not act to initiate any legislation that would allow year round sale of E15. In June 2018, EPA Administrator Pruitt resigned, and to date no replacement has been initiated by President Trump.

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

On May 18, 2018, the Advanced Biofuel Association initiated a legal challenge to the EPA’s process for granting exemptions from compliance under the RFS to small refineries. In its petition, the Advanced Biofuel Association seeks judicial review of the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship.

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to the EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. It is unclear what regulatory changes, if any, will emerge from the petition to the EPA.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule and the Proposed 2019 Rule together with the letter issued by Administrator Pruitt and the resulting actions taken by the EPA consistent with Administrator Pruitt’s letter signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Further uncertainty results from the recently revealed EPA grants of a number of small refiner exemptions from the RFS renewable volume obligations (the "RVOs") based upon the grounds of economic hardship, as well as an exemption granted to a refiner as part of bankruptcy proceedings. The joint impact of large increases in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol D6 RINS prices. RINS prices have fallen from just over $1.00 down to $0.30 per RIN biofuel credit, the lowest level since September 2015, largely removing a powerful blending incentive from the ethanol marketplace.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 3.8% during the three months ended June 30, 2018 as compared to the same period in the previous fiscal year. Compounding the price reduction was a 1.1% decrease in ethanol shipments during the three months ended June 30, 2018 as compared to the prior year. Ethanol prices decreased 7.8% for the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017. Offsetting the price reduction was a 3.5% increase in the ethanol shipments during the corresponding nine month period.
Management currently believes that despite ethanol price changes, the ethanol outlook for the fourth quarter of our fiscal year ending September 30, 2018 ("Fiscal 2018") as well as the outlook for certain of our co-products will be maintained due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") reduced the estimate for 2017/18 ending corn stocks to 2.1 billion bushels, as area planted was reduced 4% from the 2016/2017 levels; however such reduction was basically offset by improved yields per acre. For 2018/19, the USDA increased corn consumption slightly for ethanol and co-products to 5.7 billion bushels and adjusted their forecast for the corn supply to 14.6 billion bushels. On June 12, 2018, the USDA estimates for 2018/19 that the area of corn planted will fall by 2.2% compared to last year, with the yield per acre also reduced by 1.5%. The industrial use for corn ethanol is forecast to increase by 1.8%, while foreign exports are expected to be lower by almost 4.5% resulting in a lower carry-out at the end of the season. The USDA forecast a bushel of corn to be $3.90, up from last years level of $3.35.

•
The U.S. Energy Information Administration (the "EIA") released in its Short Term Energy Outlook report of June 12, 2018 that U.S. gasoline demand was 9.3 million bpd in 2017, and is expected to stay at that same level in 2018. The EIA forecast regular gasoline prices to average $2.87/gallon, an increase of almost 20% versus last summers' average $2.41/gal. The EIA estimates the summer peak price in June will be $2.92/gal, and then decline gradually to $2.84/gal in September, A rise in the average gallon cost to the public could have a negative impact on this forecast.

•
Global ethanol demand as reported by the EIA continues to increase with increased exports to various foreign markets, including Brazil, Canada, China and India, in response to higher blending mandates and octane demand within the foreign countries. Net ethanol exports of U.S. ethanol in calendar year 2017 were 33% higher than exports during 2016 and the industry forecasts that U.S. ethanol net exports in 2018 will likely surpass 2017 by another 25%. Year to date exports through April 2018 (the latest available figures) have increased 43% compared to the first four months of 2017. Despite the imposition of a 20% tariff on U.S. ethanol imports above a specified quota effective September 1, 2017, Brazilian demand has remained high due to inter-harvest sugar shortages. However, given the ethanol supply struggles Brazil is currently facing, the government of Brazil has indicated it may reverse the tariff but no action to implement such a reversal has occurred. As a result, management currently anticipates, at least in the short term, exports to Brazil will remain greater than originally forecasted despite the tariff as a result of the high gasoline prices and low ethanol supplies within Brazil. Exports to Canada and India also remained strong in the September 2017 to April 2018 time period. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. China, the number three importer of U.S. ethanol in 2016, imported negligible volumes during calendar year 2017 due to a 30% tariff imposed on imports of U.S. and Brazil fuel ethanol, which took effect in January 2017. China has announced possible increased tariffs on ethanol in response to President Trump's announcement of tariffs on Chinese steel. In spite of this, China has continued to receive ethanol imports and was the third largest importing country during the first four months of 2018. There is no assurance that the recently issued joint plan will lead to increased imports of U.S. ethanol by China but any increase in exports to China could have a positive impact on the ethanol market. In June 2018 China raised the import duty on U.S. denatured ethanol to 70% from 45% starting in July, as part of a retaliation against the U.S. imposing import tariffs on Chinese goods.

However, despite certain favorable market conditions and the fairly flat outlook for ethanol, we believe that our margins will remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the Trump administration. Escalation in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability during the balance of Fiscal 2018. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war is a great threat to the U.S. agriculture economy in the short term. Almost 70% of U.S. agricultural exports are sold to destinations that are currently being negotiated or involved in trade disputes.
Our distiller grain margins have been negatively impacted as the split between dried distiller grains (DDG) and wet distiller grains (WDG) has been shifting towards WDG, which is priced significantly less than DDG. In the latter part of the quarter, we saw lower prices received for our distillers grains as a result of increased corn and soybean supplies. The increased supplies of corn and soybeans results in lower corn and soybean prices, adversely impacting the price and demand for distillers grains which are an animal feed substitute for corn and soybeans. Demand and prices for distillers grains have experienced significant decline due to decreased exports to China as a result of the substantial tariffs and duties imposed on imports into China of distillers grains produced in the U.S. as a result of the antidumping and countervailing investigations. However, in November 2017, the Chinese foreign ministry announced that it would be removing the 11% value-added tax on U.S. produced dried distiller grains initiated in January 2017 although no time line for such removal has been established. China announced the possibility of new tariffs in response to the Trump administrations policy to charge tariffs on Chinese steel products. China has historically been one of the largest importers of domestically produced distillers grains. Continued reduced demand from China combined with lower corn and soybean prices could lead to an oversupply of distillers grains in the domestic market which could adversely impact our margins and our financial performance.
Corn oil prices have also been adversely impacted by the oversupply of soybeans and the resulting lower price of soybean oil which competes with corn oil, primarily for biodiesel production. Although management anticipates our Fiscal 2018 corn oil production levels to be favorable compared to the prior fiscal year; corn oil prices will continue to be impacted by corn and soybean prices, soybean supply and market demand for corn oil which could decrease as a result of the expiration of the biodiesel blenders’ tax credit. Legislation has been passed in Congress in February 2018 that provided a retroactive extension of the biodiesel tax incentive for 2017 only. In the omnibus spending bill passed in March of 2018, this legislation does not include a reinstatement of the biodiesel tax credit. The unchanged mandates combined with producers carrying the risk of operation in 2018 without extension of the biodiesel blenders tax credit could decrease the demand for corn oil and soybean oil. The EPA released proposed 2019 biofuels volumes that were only up slightly from the 2018 levels. However, the impact of lower soybean oil prices and the current oversupply of corn oil due to the substantial increase in corn oil production during the last few years will likely continue to impact corn oil prices.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2018 and 2017.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$53,611	100.0%	$54,052	100.0%
Cost of Goods Sold
Material Costs	38,121	71.1%	34,815	64.4%
Variable Production Expense	7,748	14.5%	7,727	14.3%
Fixed Production Expense	8,913	16.6%	8,210	15.2%
Gross Profit (Loss)	(1,171)	(2.2)%	3,300	6.1%
General and Administrative Expenses	1,809	3.4%	1,070	1.9%
Interest Expense and Other Income, net	265	0.5%	301	0.6%
Net Income (Loss)	$(3,245)	(6.1)%	$1,929	3.6%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2018, and 2017:

	Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	157,708	100.0%	162,190	100.0%
Cost of Goods Sold
Material Costs	109,172	69.2%	103,417	63.8%
Variable Production Expense	23,746	15.1%	22,752	14.0%
Fixed Production Expense	22,897	14.5%	22,049	13.6%
Gross Profit	1,893	1.2%	13,972	8.6%
General and Administrative Expenses	4,243	2.7%	3,663	2.3%
Interest Expense and Other Income, net	549	0.3%	683	0.4%
Net Income (Loss)	$(2,899)	(1.8)%	$9,626	5.9%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and corn oil, somewhat offset by an increase in prices for distillers grains. During the three months ended June 30, 2018, the average price per gallon of ethanol decreased by 3.8% as compared to the same period in 2017, and this decrease was compounded by a 1.1% decrease in gallons of ethanol sold. The net effect was a 4.8% reduction in ethanol revenue for the three months ended June 30, 2018. During the nine months ended June 30, 2018 , the average price per gallon of ethanol decreased by 7.8% as compared to the first nine months ended June 30, 2017, but the decrease was partially offset by a 3.5% increase in gallons of ethanol sold The net effect was a 4.5% reduction in ethanol revenue for the nine months ended June 30, 2018. The decrease in ethanol prices resulted principally from a surge in industry production expanding at a faster rate than ethanol use, which resulted in higher inventories causing ethanol prices to fall.

A increase in the average price per ton of distillers grains of approximately 21.9%, was coupled with a 6.1% increase in volume sold that resulted in a increase of 29.3% in revenue for this category in the three months ended June 30, 2018 as compared to the same three month period in 2017. A increase in the average price of distillers grains of 0.3% coupled with an increase of 7.2% in volume sold, resulted in an increase of 7.5% in revenue for this category in the nine months ended June 30, 2018. Distillers grain revenue increased as prices dropped due to higher corn prices and decreased export market demand principally relating to the decreased demand from China resulting from the antidumping and countervailing duties imposed on distillers grains produced in the United States.

Corn oil revenue decreased 18.8% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017 with lower volume of 0.7% coupled with a decrease in corn oil prices of 18.2% per pound. The corn oil yield decreased 2.2% in the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. Corn oil revenue decreased 6.7% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, with the higher volume of 8.1% offset by a decrease in corn oil prices of 13.6% per pound. Our corn oil yield increased 6.2% for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 due to improved operating efficiencies. Our market is primarily local middlemen that compete for our available supply.

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$42,124	78.6%	$44,260	81.9%
Distillers Grains	9,017	16.8%	6,972	12.9%
Corn Oil	2,109	3.9%	2,597	4.8%
Other	361	0.7%	223	0.4%

	Nine Months Ended June 30, 2018		Six Months Ended March 31, 2017
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	124,863	79.2%	130,789	80.6%
Distillers Grains	25,130	15.9%	23,371	14.4%
Corn Oil	6,822	4.3%	7,309	4.5%
Other	893	0.6%	721	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 102.2% and 93.9% for the three months ended June 30, 2018 and 2017, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 11.5% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The amount of bushels of corn used in ethanol sold decreased by 2.0% in the three months ended June 30, 2018 from 2017 on essentially flat production. Our cost of goods sold as a percentage of our revenues for the nine months ended June 30, 2018 and 2017 was 98.8% and 91.4%, respectively. The average price of corn used in ethanol production per bushel increased 2.7% in the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The amount of bushels of corn used in ethanol sold increased by 1.5% in the nine months ended June 30, 2018 from 2017 due to increased production of 2.8%.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $(0.5) million decrease to our cost of goods sold for the three months ended June 30, 2018, compared to a decrease of $(1.4) million for the three months ended June 30, 2017.  Realized and unrealized gains (losses) to our derivatives and hedging related to corn resulted in a $(0.8) million decrease to our cost of goods sold for the nine months ended June 30, 2018 compared to an decrease of $(0.7) million for the nine months ended June 30, 2017. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an increase of 0.3% when comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 due to higher chemical costs which was partially offset by lower energy costs. Our average steam and natural gas energy cost decreased 12.7% comparing the three months ended June 30, 2018 to the three months ended June 30, 2017 principally due to lower energy prices. Variable production expenses showed an increase of 4.4% when comparing the nine months ended June 30, 2018 to the nine months ended June 30, 2017 due to higher chemical costs partially offset by lower energy costs. Our average steam and natural gas energy costs decreased 6.0% comparing the nine months ended June 30, 2018 to the nine months ended June 30, 2017 due to lower energy cost prices, which reduced costs were partially offset by higher electricity costs.
Fixed production expenses increased 8.6% for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Increased repair and maintenance costs for the shutdown related expenses were the primary reason for the increased expenses in this category, partially offset by lower depreciation expenses for 10 year equipment that matured during the quarter. For the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017, fixed production expenses increased 3.8%. Increased repairs and maintenance charges for shutdown related expenses, were somewhat offset by lower lease costs and lower depreciation expenses discussed above.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2018 increased 69.1% compared to the three months ended June 30, 2017, primarily due to a loss on retirement of fixed assets for capital improvement upgrades made during the shutdown, and increases in consulting and legal services and office expenses. Our general and administrative expenses for the nine months ended June 30, 2018 increased 15.8% as compared to the nine months ended June 30, 2017, primarily due to the loss on fixed assets discussed above and increased consulting and professional fees.
Other Expense

Our other expenses were  $0.3 million in each of the three months ended June 30, 2018 and 2017. . Our other expenses were $0.5 million and $0.7 million for the nine months ended June 30, 2018 and nine months ended June 30, 2017, respectively, due to lower interest expense.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the nine months ended June 30, 2018. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.
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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

EBITDA
Net Income (Loss)	$(3,245)	$1,929	$(2,899)	$9,626
Interest Expense	299	291	771	862
Depreciation	2,535	3,015	8,753	9,020
EBITDA	(411)	5,235	6,625	19,508

Unrealized Hedging Loss (Gain)	653	8	(235)	(660)

Modified EBITDA	$242	$5,243	$6,390	$18,848

Liquidity and Capital Resources
The Company has certain loan agreements with FCSA and CoBank (the "FCSA Credit Facility"). The FCSA Credit Facility provides the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the FCSA Credit Facility is LIBOR plus 3.35%.
As of June 30, 2018, we had a cash balance of $1.2 million, $20.2 million available under the Revolving Term Loan and working capital of $12.1 million.

During the fourth quarter of Fiscal 2018, we estimate that we will require cash of approximately $38.5 million for our primary input of corn and $4.7 million for our energy sources of electricity, steam, and natural gas.
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

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2017 or in Item 1A of our Forms 10-Q for the quarters ended December 31, 2017 and March 31, 2018 other than as provided below. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Recent trade actions by the Trump Administration, particularly those affecting the agriculture sector and related industries, could adversely affect our operations and profitability.

Government policies and regulations significantly impact domestic agricultural commodity production and trade flows and governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports. International trade disputes can also adversely affect trade flows by limiting or disrupting trade between countries or regions. Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

As a result of recent trade actions announced by the Trump administration and responsive actions announces by our trading partners, including by China, we may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. On April 2, 2018, the Chinese government increased the tariff on U.S. ethanol impacts into China from 30% to 45%. The increased tariff is expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices, especially given the current oversupply in domestic ethanol inventories
.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 8, 2018	/s/ Brian T. Cahill
Brian T. Cahill, President and Chief Executive Officer

Date:	August 8, 2018	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer