Form 10-K
period 2018-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2018-12-14
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Website every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2018, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $50,360,800.
As of September 30, 2018, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—None

PART I
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol and distillers grains;

•	Ethanol supply exceeding demand; and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets;

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States; and

•	Trade actions by the Trump Administration, particularly those affecting the biofuels and agriculture sectors and related industries.

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

Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa, south of Council Bluffs. It is near two major interstate highways, I-29 and I-80, within a mile of the Missouri River and has access to five major rail carriers. This location is in close proximity to a significant amount of corn and has convenient product market access. The Facility receives corn and chemical deliveries primarily by truck and is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River.  Additionally, in close proximity to the Facility’s primary energy source (steam), there are two natural gas providers available, both with infrastructure immediately accessible to the Facility.
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
We are a party to an Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a significant equity holder, for the lease of 323 ethanol cars and 298 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, we leased railcars for terms lasting 120 months which continues on a month to month basis thereafter. The Railcar Agreement will terminate upon the expiration of all railcar leases. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge or third parties from time to time when the cars are not in use in our operations. We work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. During the fiscal year ended September 30, 2018, we subleased 122 hopper cars to Bunge, and maintained our lease agreement for 66 hopper cars to two separate third parties. In June 2017, we also entered into a second 36 month lease for an additional 30 non-insulated tank cars from an unrelated third party leasing company (this was in addition to the 30 non-insulated tank cars leased from that company signed December 2015).
Employees
We had 61 full time employees, as of September 30, 2018.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
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
We produced 127.9 million and 124.1 million gallons of ethanol for the fiscal years ended September 30, 2018 ("Fiscal 2018") and September 30, 2017 (“Fiscal 2017”), respectively, and approximately 77.9% and 80.9% of our revenue was derived from the sale of ethanol in Fiscal 2018 and 2017, respectively.
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

In Fiscal 2018, we sold 10.7% more tons of distillers grains compared to Fiscal 2017. Approximately 17.2% and 14.0% of our revenue was derived from the sale of distillers grains in Fiscal 2018 and 2017, respectively.
Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 8.7% more tons of corn oil in Fiscal 2018 than in Fiscal 2017, with approximately 4.4% and 4.6% of our revenue generated from corn oil sales, respectively.
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

Air Products pays us a base price per ton, which acts as a floor price, Air Products will pay us an additional amount based on Air Products profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which Air Products agrees to pay us for a minimum number of tons each year. CO2 was 0.3% and 0.4% of our revenue generated in Fiscal 2018 and Fiscal 2017, respectively.

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
According to the Renewable Fuels Association (the "RFA"), in the first half of 2018, ethanol exports increased 33% as compared to the first six months of 2017. Exports of ethanol have increased with Brazil receiving the largest percentage of ethanol produced in the United States, and Canada and India in second and third place, respectively. These three countries constitute almost 62% of all ethanol exports. South Korea, China, the Philippines, and the United Arab Emirates, have also been other destinations for ethanol exports in the first half of 2018.

Although China is included in the top export markets during the first half of 2018, approximately 99% of the exports to China occurred in the first three months of 2018 and since then U.S. ethanol exports to China have reduced to nearly zero due to increased tariffs. As a result of recent trade actions announced by the Trump administration on April 2, 2018, in July 2018, China increased the import duty on U.S. originated denatured ethanol from 45% to 70%, and 65% for undenatured ethanol which has led to the loss of China as a current export market. On September 13, 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. Although the U.S. ethanol industry hoped that this joint plan would support increased exports to China, in light of the recent implementation of a significant tariff on imports of U.S. ethanol into China there has been little positive impact on domestic exports to China resulting from this joint plan and there is no guarantee that any such positive impacts will develop.

While Chinese imports of U.S. ethanol have collapsed as a result of the tariffs imposed on U.S. ethanol, other importers of U.S. ethanol are more flexible and responsive to market forces. According to the United States Department of Agriculture (the “USDA”) Foreign Agriculture Service, year-to-date domestic ethanol exports through August 31, 2018 were up 27% when compared to the prior period in 2017 and Brazil remained the largest export destination for U.S. ethanol accounting for 32% of domestic ethanol exports. Ethanol exports to Brazil increased despite the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade (CAMEX). A rise in crude oil prices and the domestic price of high gasoline blends in Brazil has made ethanol importation economic even after paying the tariff. It remains to be seen if Brazil’s CAMEX will raise tariffs further in response, especially as new corn ethanol plants come on line in Brazil.

The wide discount of U.S. ethanol to gasoline has also caused other countries to increase imports and 2018 U.S. ethanol exports should exceed the record set in 2017. However, although the forecast for ethanol exports for 2018 remain strong, ethanol export demand is more unpredictable than domestic demand, and tends to fluctuate over time as it is subject to monetary and political forces in other nations. For instance, a strong U.S. Dollar is an example of a force that may negatively impact ethanol exports from the United States. In addition, the Chinese and Brazil tariffs have had, and likely will continue to have, a negative impact on the export market demand and prices for ethanol produced in the United States.

Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exporting has increased and may continue to increase as worldwide acceptance grows. According to the U.S. Grains Council (the "USGC"), U.S. distiller’s grains annual exports through August 30, 2018 were approximately 6% higher than distiller’s grains exports for the same twelve-month period last year with Mexico, South Korea, Turkey, Vietnam and Thailand accounting for 56% of total U.S. distillers export volumes.
Historically, the United States ethanol industry exported a significant amount of distillers grains to China; however, exports to China have significantly decreased as a result of the Chinese antidumping and countervailing investigations and the implementation of significant duties on importing into China distillers grains produced in the United States. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7% and anti-subsidy duties at a range between 11.2% to 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico, Canada and other countries. On September 1, 2017, the Minister of Agriculture and Rural Development of Vietnam lifted the suspension which blocked imports of U.S. dried distiller’s grains which had been in place since December 2016. This resulted in Vietnam becoming the fourth largest U.S. market export in the twelve month period ending August 2018. The lift of this suspension resulted in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will sustain this growth.
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
The initial term of the DG Agreement runs until December 31, 2019, and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election to terminate.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company. Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum and maximum amount. Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other access charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.
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

In November 2018, the United States Department of Agriculture (the “USDA”) revised their estimates for the 2018/2019 corn crop to decrease its forecast to 14.6 billion bushels with yields averaging 178.9 bushels per acre. These projections are slightly higher than the 2017/2018 results for corn yield and production in the United States. The USDA also forecasted the area harvested for corn at 81.8 million acres which is 1% lower than the 82.7 million acres harvested in the USDA report for 2017/2018.
Our management expects that corn prices will continue to increase slightly through the first two quarters of our fiscal year ended September 30, 2019 (“Fiscal 2019”) as a result of the lower levels of production and yield forecasted by the USDA, as well as carryover levels from the prior year. However, if corn prices rise more than expected, it will have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the rising corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

    Our Facility needs approximately 48.3 million bushels of corn annually, to produce 140 million gallons of ethanol, or approximately 132,300 bushels per day.  During Fiscal 2018 we purchased 1.7% more corn compared to Fiscal 2017, which was obtained entirely from local markets.  The Company and Bunge are also parties to an Amended and Restated Grain Feedstock Agency Agreement (the “Agency Agreement”).  The Agency Agreement provides that Bunge will procure corn for the Company and the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“Enogen Corn”) for a portion of its ethanol production needs. The Company contracts directly with growers to produce Enogen Corn for sale to the Company. Consistent with our Agency Agreement with Bunge, we also entered into a Services Agreement with Bunge regarding corn purchases (the “ Services Agreement ”). Under this Services Agreement, we originate all Enogen Corn contracts for our Facility and Bunge assists us with certain administrative matters related to Enogen Corn, including facilitating delivery to our Facility. Fiscal year 2018 Enogen Corn deliveries constituted 13.4% of all corn deliveries, a decrease from Fiscal 2017's level of 14.9%.
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
Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, we have access to steam as a one of our energy sources in addition to natural gas. Historically, we have changed between steam and natural gas depending on energy costs and other factors.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  The Steam Contract links our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. The Steam Contract expires in November 2024. During Fiscal 2018, we purchased approximately 9.7% less steam compared to Fiscal 2017. This decrease in Fiscal 2018 was due to a much larger decrease in the price of steam relative to natural gas for the Company. However, the price variance was mitigated by the fact that the amount of available steam from MidAm was reduced as a result of MidAm’s increased utilization of wind energy rather than coal since Fiscal 2017, which generally reduces the amount of available steam produced.
Natural Gas

Although steam has traditionally been considered our primary energy source, natural gas accounted for approximately 60.5% of our energy usage in Fiscal 2018, compared to 55.0% in Fiscal 2017. The increase in our natural gas usage was due to the 5.5% decrease in the natural gas cost per MMBTU during Fiscal 2018 combined with lower steam availability. We have two natural gas boilers for use when our steam service is temporarily unavailable. Natural gas is also needed for incidental purposes.  We entered into a natural gas supply agreement with Encore Energy in April of 2012 to fulfill our natural gas needs at the Gas Daily Midpoint pricing.
Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2018 we used approximately 5.3% more electricity compared to Fiscal 2017. This was primarily due to higher production levels of 8.4% during the 2018 summer months as compared to 2017.

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
Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other domestic plants.  As of September 30, 2018, the Renewable Fuels Association estimated that there were 210 installed ethanol production facilities in the United States with a total capacity of 16.4 billion gallons based on nameplate capacity and seven additional plants under expansion or construction with capacity to produce an additional 362 million gallons. Further, the Renewable Fuels Association estimates that approximately 3% of the ethanol production capacity in the United States is idled. The top five producers account for approximately 44% of domestic production.  We are in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than we have and each of which is producing significantly more ethanol than we produce. In addition, we believe that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production. In recent years, the ethanol industry has also seen increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year.

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
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Several large companies produce ethanol in Brazil, including affiliates of Bunge. In 2018, 15.0 billion gallons of corn based biofuels blending was mandated by the Renewable Fuel Standard, or RFS2, when U.S. ethanol production is expected to be almost 16.0 billion gallons. Many in the ethanol industry are concerned that certain provisions of RFS2 as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS2 requirement to blend 4.3 billion gallons of advanced biofuels.
In March 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, significantly reduced U.S. ethanol imports from Brazil as compared to prior years. Energy Information Administration (the "EIA") data shows that during the first eight months of 2018, U.S. ethanol imports from Brazil decreased to 21 million gallons from 42 million gallons in the first eight months of calendar 2017.
However, to address supply issues after the sugarcane harvest, some local ethanol plants have become "flex plants" enabling them to process year round with local corn as well as sugarcane. Two new processing plants are under construction which will substantially increase Brazilian ethanol production and thereby increasing the inventory available for U.S. ethanol imports. Any increase in ethanol imports from Brazil in Fiscal 2019 will further increase domestic ethanol supplies in the United States and may result in ethanol price decreases.
Based on the current strength of the United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, it is possible that ethanol imports from Brazil may increase in Fiscal 2019 which will further impact the level of ethanol supplies in the United States and may result in ethanol price decreases.
Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of September 2018, Iowa had 43 ethanol refineries in production, with a combined nameplate capacity to produce 4.3 billion gallons of ethanol.  The Nebraska Ethanol Board reports that as of October 2018, there are currently 25 existing ethanol plants in production in Nebraska, with a combined ethanol nameplate production capacity of approximately 2.5 billion gallons. In the last quarter of Fiscal 2018, a new plant with an ethanol capacity of 120 million gallons was brought on board in Iowa which has an overlapping territory to our northeast.

Competition from Alternative Renewable Fuels

We anticipate increased competition from renewable fuels that do not use corn as feedstock. Many of the current ethanol production incentives are designed to encourage the production of renewable fuels using raw materials other than corn, including cellulose. Cellulose is the main component of plant cell walls and is the most common organic compound on earth. Cellulose is found in wood chips, corn stalks, rice straw, amongst other common plants. Cellulosic ethanol is ethanol produced from cellulose. Research continues regarding cellulosic ethanol, and various companies are in various stages of developing and constructing some of the first generation cellulosic plants. Several companies have commenced pilot projects to study the feasibility of commercially producing cellulosic ethanol and are producing cellulosic ethanol on a small scale and, at a few companies in the United States have begun producing on a commercial scale. Additional commercial scale cellulosic ethanol plants could be completed in the near future, although these cellulosic ethanol plants have continued to face financial and technological issues. If this technology can be profitably employed on a commercial scale, it could potentially lead to ethanol that is less expensive to produce than corn based ethanol. Cellulosic ethanol may also capture more government subsidies and assistance than corn based ethanol. This could decrease demand for our product or result in competitive disadvantages for our ethanol production process.
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
Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the Renewable Fuels Association's Ethanol Industry 2018 Outlook (the "RFA 2018 Outlook"), ethanol plants produced almost 41.4 million metric tons of distillers grains and other animal feed.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2018 Outlook, which comprises 78% of distiller grains consumption. In recent years, an increasing amount of distillers grains have been used in the swine, poultry and fish markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.
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
Principal Supply & Demand Factors
Ethanol

Ethanol prices stayed low during Fiscal 2018, partially in response to trade disputes with China, small refinery waivers granted by the Environmental Protection Agency (the "EPA") affecting the RFS, and lack of federal action on implementing the year-round use of E15 ethanol. Slightly higher corn prices also impacted the margins on ethanol production. The increase in ethanol production impacted ethanol prices during Fiscal 2018 and resulted from domestic producers continued expansion of production capacity.
Management currently expects ethanol prices will continue to adjust to the supply and demand factors of ethanol and oil and will generally fluctuate with, but not be directly correlated to, the price of corn.
Management believes the industry will need to grow both retail product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term.
Management also believes it is important that ethanol blending capabilities of the gasoline market be expanded to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand retail ethanol distribution and blending infrastructure, which would allow the ethanol industry to supply ethanol to markets in the United States that are not currently selling significant amounts of ethanol. On October 8, 2018, President Trump directed the EPA to begin rulemaking to allow for the year round sale of E15 with a goal of having a final rule out before the start of summer driving season on June 1, 2019. However, the EPA has not yet taken steps to enact the year round sale of E15 and it is unclear when the EPA may take such action. Also, any final rule from the agency is susceptible to legal challenge
The overall demand for transportation fuel also impacts the demand for ethanol. The demand for transportation fuel peaked in 2007, dropped dramatically during the recession, stabilized, and in 2016 returned to 2007 levels. According to EIA data, there is a demand for approximately 143 billion gallons of total gasoline demand in the United States in 2016. The demand has remained relatively flat over the past two summer driving seasons. The fuel efficiency of vehicles and the total number of miles traveled by consumers affects the overall demand for transportation fuel and thus also impacts the demand for ethanol. According to the EIA, in 2016, the increase in gasoline consumption reflects a forecasted 2.5% increase in highway travel (because of employment growth and lower retail prices), that is partially offset by increases in vehicle fleet fuel economy. Market acceptance of E15 and E85, as approved by the EPA for use in passenger cars from the 2001 model year or later will continue the growth in ethanol sales in the near future.
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
Management expects that distillers grain prices will continue to generally follow the price of corn during Fiscal 2019.
Competition for Supply of Corn

During crop year 2018, according to the USDA November 2018 report, 81.8 million acres of corn were planted, which was down 1.6% from 2017. Although there were less acres planted, the expected yield is 180.9 bushels per acre, which is 2.4% above 2017's record results. Prices for corn are expected to stay low as a result of the high levels of production and yields forecasted by the USDA.
Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to Iowa Renewable Fuels Association, as of September 2018, there were 43 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. A new ethanol plant in Atlantic, Iowa commenced operations in the third quarter of calendar year 2018 which management expects will impact corn deliveries and prices we must pay for corn supplies in Fiscal 2019.
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2017/2018, 5.6 billion bushels of U.S. corn were used in ethanol production, with 7.1 billion bushels being used in food and other industrial uses, and 2.4 billion bushels used for export.  As of September 2018, the USDA has forecast the amount of corn to be used for ethanol production during the current marketing year at 5.6 billion bushels approximately the same as the prior year.
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
On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which proposed setting the annual volume requirements for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”).

On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule were slightly higher than the 19.28 billion gallons required under the final rule for the 2017 renewable volume requirements, the volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons.

On June 26, 2018, the EPA released a proposed rule to set the 2019 renewable volume requirements which would set the annual volume requirement for renewable fuel at 19.88 billion gallons of renewable fuels per year (the “Proposed 2019 Rule”). Although the volume requirements set forth in the Proposed 2019 Rule are slightly higher than the 19.29 billion gallons required under the Final 2018 Rule, the volume requirements are still significantly below the 28 billion gallons statutory mandate for 2019 with modest increases in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons. Small refiner waivers granted by the EPA for 2016 and 2017 effectively set the corn-based ethanol target to 13.8 billion gallons. The EPA has currently not reallocated the gallons allowed under waivers to other refineries.

On November 30 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year and maintained the number of gallons met by conventional renewable fuels such as corn based ethanol at 15.00 billion gallons (the “Final 2019 Rule”).
Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels; therefore,the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022.

In October 2018, the Trump administration released timelines for certain EPA rulemaking initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. The timetable for the consideration of the proposed rule is expected to overlap with the annual standard-setting rulemaking, therefore, it is expected that the proposed rule will also include the applicable renewable volume obligations for 2020. The rule is scheduled to be proposed in January and finalized by December 2019.
On October 19, 2017, EPA Administrator Pruitt issued a letter (the “Pruitt Letter”) to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-round use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). In addition, on April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales involving President Trump, Senators, key federal agency and industry leaders, President Trump indicated that EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to address the waiver that currently inhibits sales of E15 in certain markets during summer driving months. The letter and these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly.
On October 8, 2018, President Trump directed the EPA to begin rulemaking to permit the sale of E15 year round and the President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019. However, the EPA has not yet taken steps to enact the year round sale of E15 and it is unclear when the EPA may take such action. Also, any final rule from the agency is susceptible to legal challenges.
The Pruitt Letter also stated that the EPA would soon finalize a decision to deny the request to change the point of obligation for renewable identification numbers, or RINs, from refiners and importers to blenders. The EPA assigns individual refiners, blenders and importers the volume of renewable fuels they are obligated to use based on their percentage of total fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences purchasing decisions by obligated parties. Consistent with the position in his letter, on November 22, 2017, the EPA issued a Notice of Denial of Petitions for rulemaking to change the RFS point of obligation which resulted in the EPA confirming the point of obligation will not change.
Despite the Pruitt Letter and the recent actions by President Trump relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the recently revealed EPA grants of a number of small refiner exemptions from the volume purchase requirements of the RFS, as well as an exemption granted to a refiner as part of bankruptcy proceedings. When the EPA issues waivers to the refineries, the refineries are no longer required to earn or purchase blending credits known as “RINs.” Additionally, the EPA has announced that it is reviewing RFS waivers denied to small refiners by the Obama administration and has retroactively awarded biofuels credits to at least two refiners to alleviate their 2018 obligations.  The joint impact of large increases in small refiner waivers granted by the EPA and the expected reduction in Chinese imports has had a very negative impact on ethanol D6 RIN prices. RIN prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace. The reduction in RIN prices can also have an adverse impact on ethanol prices. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.
Legal challenges are underway to the EPA’s recent reductions in the RFS volume requirements, including the Final 2018 Rule and the Proposed 2019 Rule as well as the denial of petitions to change the RFS point of obligation and the recent small refiner waivers. If the EPA’s decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, if the RFS point of obligation were changed or if the EPA continues to grant waivers to small refiners, the market price and demand for ethanol would be adversely effective which would negatively impact our financial performance.
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
Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate RVOs under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.
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
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 22 million flexible fuel vehicles capable of operating on E85 in the United States and nearly all of the major automakers have available flexible fuel modes and have indicated plans to produce several million more flexible fuel vehicles per year.  The Renewable Fuels Association reports that there are more than 4,000 retail gasoline stations supplying flex fuels with more than 3,200 retail gasoline stations supplying E85.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption. The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
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
E15

E15 is a blend of higher octane gasoline and up to 15% ethanol.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 90% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association, this higher octane fuel is available in 29 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's and Hy-Vee all offer E15 to 2001 and newer vehicles today at several stations. During the last fiscal year, Growmark and Casey's retail fueling stations now offer E15. According to Growth Energy, as September 30, 2018, there were 1,628 retail stations selling E15 in 30 states, up from 1,043 stations as of October 5, 2017. One of the historic challenges with the growth of the E15 market is the fact that, the waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, does not apply to E15 or higher blends, even though it has similar physical properties to E10, so its sale is limited to flex-fuel vehicles only during the June 1 to September 15 summer driving season. However, On October 8, 2018, President Trump directed the EPA to begin rulemaking to expand the One-Pound Waiver to E15 so it can be sold year round. The President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019; however, the EPA has not yet taken steps to enact the year round sale of E15 and it is unclear when the EPA may take such action. Also, any final rule from the agency is susceptible to legal challenges.
In May 2015, the USDA announced that the agency will make significant investments in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program provides competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E15, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. The USDA biofuels infrastructure partnership program had provided $210 million to fund the installation of new ethanol infrastructure at more than 1,400 stations in 20 states. Installations began in 2016and continued into 2018, which will significantly increase the number of stations selling both E15 and E85. The USDA reports that to date, 20 states have received BIP Federal Funding amounts of almost $100M that covers almost 1,500 stations.
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

Our current indebtedness requires us to comply with certain restrictive loan covenants which may limit our ability to operate our business.

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

The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in the next fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time which could decrease the value of our units.

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the Renewable Fuels Association, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 16.0 billion gallons in 2016. In addition, if ethanol production margins improve, owners of ethanol production facilities may increase production levels, thereby resulting in further increases in domestic ethanol inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of other factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Brazil has historically been a top destination for ethanol produced in the United States. However, last year, Brazil imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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
The U.S. ethanol industry has long relied on railroads to deliver its product to market. We have leased 383 ethanol cars. These leased cars may need to be retrofitted or replaced to comply with final regulations adopted by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. The DOT expects about 66,000 tank cars to be retrofitted and about 23,000 cars to be shifted to transporting other liquids. The Canadian government also adopted new tank car standards which align with the new DOT standard and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with these final could require upgrades or replacements of the Company's tank cars, and could have an adverse effect on the Company's operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
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

Historically, the United States ethanol industry exported a significant amount of distillers grains to China. However, on January 12, 2016, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States which has significantly reduced exports of distillers grains to China. China issued a preliminary ruling on the anti-dumping investigation imposing an immediate duty on distillers grains that are produced in the United States and implemented an anti-subsidy duty on September 30, 2016. In January 2017, China announced a final ruling which set the antidumping duties at a range between 42.2% and 53.7% and established anti-subsidy duties at a range between 11.2% and 12%. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties create significant trade barriers and have significantly decreased demand from China and the prices for distiller’s grains produced in the United States. If alternative markets are not found, the failure of China to return as a significant export market for U.S. distiller's grains combined with lower domestic corn prices could negatively impact the Company’s ability to profitably operate its ethanol plant.

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

As a result of recent trade actions announced by the Trump administration and responsive actions announced by our trading partners, including by China, we may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. The Chinese government recently increased the tariffs on U.S. ethanol imports into China. The increased tariffs are expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices, especially given the current oversupply in domestic ethanol inventories.

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
There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to ours.  Large ethanol producers such as Archer Daniels Midland, Flint Hills Resources LP, Green Plains Inc., Valero Renewable Fuels and POET Biorefining, among others, are capable of producing a significantly greater amount of ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.
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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On July 5, 2017, the EPA released a proposed rule to set the 2018 renewable volume requirements which proposed setting the annual volume requirements for renewable fuel at 19.24 billion gallons of renewable fuels per year (the “Proposed 2018 Rule”). On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the “Final 2018 Rule”). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements are still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels.

On June 26, 2018, the EPA issued a proposed rule that would set the 2019 annual volume requirements for renewable fuel at 19.88 billion gallons of renewable fuels per year and maintaining the number of gallons which may be met by conventional renewable fuels such as corn based ethanol at 15 billion gallons (the “Proposed 2019 Rule”). It is expected that the EPA will finalize the rule by November 30, 2018.

The EPA has the authority to waive the RFS statutory volume requirement, in whole or in part, provided certain conditions have been met. If the EPA were to significantly reduce the volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

Item 2.   Properties.
We own the Facility site located near Council Bluffs, Iowa, which consists of three parcels totaling nearly 275 acres.  This property is encumbered under the mortgage agreement with our Lender.  We lease 45 acres on the south end of the property to an unrelated third party for farming, and grow corn for our own use on ten acres.

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

On October 23, 2014, the patents owned by GS CleanTech in the Lawsuit were found to be invalid by the SD of Indiana District Court. On January 15, 2015, the Company received a partial summary judgment finding in the Lawsuit by the SD of Indiana District Court consistent with the October 23, 2014 ruling. In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct. This ruling is in addition to the prior favorable court decisions on non-infringement.  GS Cleantech has asked the Court to reconsider its decision regarding inequitable conduct. In addition, GS Cleantech's appeal concerning its loss on summary judgment is currently pending and being briefed in the Court of Appeals for the Federal Circuit.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

As of September 30, 2018, we had (i) 8,993 Series A Units issued and outstanding held by 846 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for our units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our units.
To date, we have made distributions totaling $28.9 million million to our members, with distributions during Fiscal 2018 and Fiscal 2017 in the amount of $6.7 million and $4.5 million, respectively; however, we cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.

Item 6.     Selected Financial Data.
The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data for the years ended September 30, 2018 and 2017 and the selected income statement data and other financial data for such years have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	September 30, 2018	September 30, 2017
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	$1,440	$1,487
Total current assets	29,025	28,460
Total assets	$142,631	$148,829
Total current liabilities	$18,707	$18,112
Total long term liabilities	20,733	18,726
Total liabilities	39,440	36,838
Total members' equity	103,191	111,991
Total liabilities and members' equity	$142,631	$148,829

	Fiscal 2018	Fiscal 2017
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	$214,990	$219,768
Cost of Goods Sold	210,783	200,986
Gross Margin	4,207	18,782
General and Administrative Expenses	4,972	4,787
Interest expense and other income, net	1,672	950
Change in fair value of put option liability	(300)	(400)
Net Income (Loss)	$(2,137)	$13,445
Income per Unit:
Income (Loss) per unit -basic	$(160.35)	$1,008.85
Income (Loss) per unit -diluted	$(160.35)	$906.28

Modified EBITDA
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

	Fiscal 2018	Fiscal 2017
	Amounts	Amounts
	in 000's (except per unit)	in 000's (except per unit)

Net Income (Loss)	$(2,137)	$13,445
Interest Expense, Net	992	1,118
Depreciation	11,372	12,058
EBITDA	10,227	26,621

Unrealized Hedging loss (gain)	245	(363)
Change in fair value of put option liability	(300)	(400)
Modified EBITDA	$10,172	$25,858

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

Industry Factors Affecting our Results of Operations

For Fiscal 2018 compared to Fiscal 2017, the average price per gallon of ethanol sold decreased 9.0%. Although there has been an increased supply of ethanol, we have also seen increased prices for crude oil and gasoline in Fiscal 2018 compared to Fiscal 2017 on relatively flat consumption.

Management currently believes that despite the ethanol price changes, the ethanol outlook for the first quarter of Fiscal 2019 will be relatively flat due to the following factors.

•
The latest estimates of supply and demand from October 11, 2018 provided by the U.S. Department of Agriculture (the "USDA") estimate the 2018/19 ending corn stocks of 1.81 billion bushels, which was lower than the prior month estimate of 1.91 billion bushels. The USDA held corn consumption for ethanol and co-products steady at 5.6 billion bushels and increased their forecast for the 2018/19 corn supply to 14.8 billion bushels, suggesting lower corn prices into the first half of Fiscal 2019 as both yield per acre and production numbers were lowered in the October report.

•
Gasoline demand remained flat in 2018 compared to 2017 levels. The U.S. Energy Information Administration (the "EIA") released in its Short Term Energy Outlook report of October 10, 2018 that U.S. gasoline demand maintained last years record levels of ~9.3MMbpd in 2018 versus 2017.

Corn prices trended upward during the first half of Fiscal 2018, peaked at the end of the fiscal third quarter, became more volatile and fluctuated downward during the last quarter of Fiscal 2018. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

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

In addition, market forces may continue to have a negative impact on distiller grain prices including lower export demand as a result of the imposition of anti-subsidy duties and in response to U.S. tariffs by the Chinese government on the import of distillers grains produced in the U.S. in January 2018. These duties have adversely impacted export volume to China and decreased market prices. We cannot forecast how much demand from China will come back into the marketplace and distillers grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2018 and 2017.

	Fiscal 2018		Fiscal 2017
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$214,990	100.0%	$219,768	100.0%
Cost of Goods Sold
Material Costs	148,804	69.2%	140,877	64.1%
Variable Production Expense	32,504	15.1%	31,350	14.3%
Fixed Production Expense	29,475	13.7%	28,759	13.1%
Gross Margin	4,207	2.0%	18,782	8.5%
General and Administrative Expenses	4,972	2.3%	4,787	2.2%
Other Expenses	1,372	0.7%	550	0.2%
Net Income (Loss)	$(2,137)	(1.0)%	$13,445	6.1%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart at the bottom of this section displays statistical information regarding our revenues. The decrease in revenue from Fiscal 2018 to Fiscal 2017 was due to a decrease in the average price per gallon of ethanol of approximately 9.0% in Fiscal 2018 as compared to Fiscal 2017 (which was partially offset by a 3.3% increase in the volume of ethanol sold during Fiscal 2018 over Fiscal 2017). Partially offsetting the ethanol revenue decrease was an increase of 10.7% in the volume of distillers grains sold coupled with an increase in the average price per ton of distillers grains of approximately 8.6%. Corn oil revenue also decreased 6.4% in Fiscal 2018 compared to Fiscal 2017 due to an decrease of 13.9% in the price of corn oil as compared to the price of corn oil during Fiscal 2017 which was partially offset by an increase of 8.7% in tons sold in Fiscal 2018 as compared to Fiscal 2017.

The decrease in the price of ethanol was due to increased industry production and small refiner waivers granted by the EPA without requiring these gallons to be reallocated to other larger users. Lower domestic demand as consumer driving remained flat compared to last year was somewhat offset by increased export demand. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, higher corn prices were impacted by rising crude oil and gasoline prices throughout the fiscal year which did contribute to the unfavorable effect on ethanol prices.

The 8.6% increase in the average price of distillers grains was a contributing factor to the almost 20% increase to this revenue category. This increase, resulted principally from increased domestic demand somewhat offset by a reduction in export demand during the Fiscal 2018 as compared to Fiscal 2017.

During Fiscal 2018, corn oil prices decreased 13.9% compared to Fiscal 2017, as a result of decreased market prices resulting from the lower prices for soybean oil which can be used as a substitute for corn oil in certain circumstances and is frequently a competing raw material to corn oil for biodiesel production. The price decrease was partially offset by an almost 8.7% increase in tons sold primarily due to increased demand from the biodiesel industry as an alternative to reduce its carbon footprint. Although management believes that corn oil prices will remain relatively steady at the current price levels, prices may further decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil unless an alternative demand for corn oil can be found.

	Fiscal 2018		Fiscal 2017
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$167,441	77.9%	$177,840	80.9%
Distiller's Grains	36,883	17.2%	30,692	14.0%
Corn Oil	9,509	4.4%	10,162	4.6%
Other	1,157	0.5%	1,074	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 98.0% and 91.5% for Fiscal 2018 and 2017, respectively, and increased due to the average price per gallon of ethanol decreasing by approximately 9.0% in Fiscal 2018 as compared to Fiscal 2017.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   Material costs increased as a result of the average price of corn used in ethanol production per bushel increasing by 2.4% in Fiscal 2018 from 2017 on a 3.1% increase in production as we continue to operate more efficiently and increase our yield of ethanol from corn ground.
Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in a decrease of $1.7 million in our cost of goods sold for Fiscal 2018, compared to a decrease of $0.4 million in our cost of goods sold for Fiscal 2017.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
 Our average steam and natural gas energy cost decreased 6.5% per MMBTU comparing Fiscal 2018 to Fiscal 2017. Variable production expenses showed an increase when comparing Fiscal 2018 to Fiscal 2017 due to the increase in energy costs resulting from the higher average cost per MMBTU of steam and natural gas which was partially offset by the lower cost of chemicals. Fixed production expenses were higher when comparing Fiscal 2018 to Fiscal 2017 due to higher repairs and maintenance charges, offset somewhat by lower lease expense and lower depreciation expenses.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 2.3% for Fiscal 2018 and 2.2% for Fiscal 2017.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2018 increased 3.9% compared to Fiscal 2017.  The increase in general and administrative expenses from Fiscal 2017 to Fiscal 2018 is due mainly to an increase in salary expense.
Other Expense

Our other expenses were approximately $1.4 million and $0.6 million for Fiscal 2018 and 2017, respectively, and were approximately 0.7% and 0.2% of our revenues for Fiscal 2018 and 2017, respectively. The majority of this increase in other expenses was a result of a write off of fixed assets due to an upgrade to our Regenerative Thermal Oxidzer ("RTO") fans, conveyors and the baghouse for $0.5M, and a write off of an investment for $0.4M.
Liquidity and Capital Resources
As of September 30, 2018, we had a cash balance of $1.4 million, $23.1 million available under the term revolver and working capital of $10.3 million.
In June 2014, the Company entered into a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”). The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides us with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the Credit Agreement is LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility. The Company’s term loan and revolving term loan requires it to comply with specified financial covenants related to minimum local net worth, minimum current working capital, a minimum debt service coverage ratio and limitation on unit holder distributions. The Company was in compliance with these covenants at September 30, 2018.

We expect the prices of our primary input (corn) to increase slightly and our principal product prices (ethanol and distillers grains) to remain stable in the first quarter of Fiscal 2019, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins in the first quarter of Fiscal 2019 will be similar to our operating margins in the fourth quarter of Fiscal 2018.  We expect that in the last three quarters of Fiscal 2019 our margins will be steady if ethanol and corn prices maintain their stability.

Primary Working Capital Needs
Cash provided by operations for Fiscal 2018 and 2017 was $9.9 million and $22.4 million, respectively.  This change is primarily a result of a decrease in net income partially offset by a decrease in inventories.  For Fiscal 2018 and 2017, net cash (used in) investing activities was ($5.5) million and $(7.7) million, respectively, primarily for fixed asset additions.  For Fiscal 2018 and 2017, net cash flows used in financing activities was $4.4 million and $16.3 million, respectively due to increased revolver loan borrowings, partially offset by increased distribution payments to members.
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
ASU 2014-09 Revenue from Contracts with Customers (Topic 606) will be effective for SIRE on October 1, 2018. The Company expects to have enhanced disclosures, but does not expect the new standard to have a material impact on the Company's financial statements, as we are currently compliant with the new provisions.

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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2018, the Company had no open contracts for ethanol, 59 thousand tons of open contracts on dried distillers grains ,102 thousand tons of wet distillers grains, and 3.7 million pounds of corn oil on open contracts.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2018, the Company was committed to purchasing 4.0 million bushels of corn on a forward contract basis resulting in a total commitment of $14.9 million.   In addition the Company was committed to purchasing 237 thousand bushels of corn using basis contracts.
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
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value at September 30, 2018 was $5.4 million.
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of Southwest Iowa Renewable Energy, LLC
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC (the Company) as of September 30, 2018 and 2017, the related statements of operations, members’ equity and cash flows for each of the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP
We have Served as the Company's auditor since 2008.
Des Moines, Iowa
December 14, 2018

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2018	September 30, 2017
ASSETS
Current Assets
Cash and cash equivalents	$1,440	$1,487
Accounts receivable	1,135	1,826
Accounts receivable, related party	11,537	11,469
Derivative financial instruments	1,046	23
Inventory	13,526	13,214
Prepaid expenses and other	341	441
Total current assets	29,025	28,460
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	229,813	225,651
Office and other equipment	1,625	1,511
	233,502	229,226
Accumulated depreciation	(121,634)	(111,000)
Net property, plant and equipment	111,868	118,226

Other Assets	1,738	2,143
Total Assets	$142,631	$148,829

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$3,183	$3,387
Accounts payable, related parties	18	165
Derivative financial instruments	1,567	911
Accrued expenses	6,778	6,943
Accrued expenses, related parties	601	168
Current maturities of notes payable	6,560	6,538
Total current liabilities	18,707	18,112
Long Term Liabilities
Notes payable, less current maturities	15,333	13,026
Other long-term liabilities	5,400	5,700
Total long term liabilities	20,733	18,726
Commitments (Notes 9 and 10)
Members' Equity
Members' capital
13,327 Units issued and outstanding	87,165	87,165
Retained earnings	16,026	24,826
Total members' equity	103,191	111,991
Total Liabilities and Members' Equity	$142,631	$148,829
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
Revenues	$214,990	$219,768
Cost of Goods Sold
Cost of goods sold-non hedging	212,457	201,376
Realized & unrealized hedging (gains) losses	(1,674)	(390)
	210,783	200,986

Gross Profit	4,207	18,782

General and administrative expenses	4,972	4,787

Operating Income (Loss)	(765)	13,995

Other Expense
Interest expense and other income, net	1,672	950
Change in fair value of put option liability	(300)	(400)
	1,372	550

Net Income (Loss)	$(2,137)	$13,445

Weighted Average Units Outstanding -basic	13,327	13,327
Weighted Average Units Outstanding -diluted	13,327	14,394
Income (Loss) per unit -basic	$(160.35)	$1,008.85
Income (Loss) per unit -diluted	$(160.35)	$906.28
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total
Balance, September 30, 2016	$87,165	$15,912	$103,077
Net Income	—	13,445	13,445
Distributions	—	(4,531)	(4,531)

Balance, September 30, 2017	$87,165	$24,826	$111,991
Net (Loss)	—	(2,137)	(2,137)
Distributions	—	(6,663)	(6,663)

Balance, September 30, 2018	$87,165	$16,026	$103,191
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2018	September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(2,137)	$13,445
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,372	12,058
Amortization	72	71
Loss on disposal of property and equipment	498	—
Change in other assets, net	405	7
Change in fair value of put option liability	(300)	(400)
(Increase) decrease in current assets:
Accounts receivable	623	312
Inventory	(312)	(3,277)
Prepaid expenses and other	100	29
Derivative financial instruments	(1,023)	65
Decrease in other long-term liabilities	—	(100)
Increase (decrease) in current liabilities:
Accounts payable	(351)	(480)
Derivative financial instruments	656	(615)
Accrued expenses	268	1,254
Net cash provided by operating activities	9,871	22,369

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,562)	(7,712)
Proceeds from sale of property and equipment	50	—
Net cash (used in) investing activities	(5,512)	(7,712)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	(6,663)	(4,531)
Proceeds from notes payable	153,386	81,129
Payments on notes payable	(151,129)	(92,907)
Net cash (used in) financing activities	(4,406)	(16,309)

Net (decrease) in cash and cash equivalents	(47)	(1,652)

CASH AND CASH EQUIVALENTS
Beginning	1,487	3,139
Ending	$1,440	$1,487
See Notes to Financial Statements
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$952	$1,067
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2018

Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 140 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 127.8 million gallons and 123.7 million gallons of ethanol in Fiscal 2018 and Fiscal 2017, respectively. The Company sells its ethanol distillers grains, corn syrup, and corn oil in the continental United States, Mexico and the Pacific Rim.

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
ASU 2014-09 Revenue from Contracts with Customers (Topic 606) will be effective for SIRE on October 1, 2018. The Company expects to have enhanced disclosures, but does not expect the new standard to have a material impact on the Company's financial statements, as we are currently compliant with the new provisions.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2018 and 2017, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of September 30, 2018, the Company had no commitments to sell ethanol , but was committed to sell 59 thousand tons of dried distillers grains, 102 thousand tons of wet distillers grains and 3.7 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2018, the Company was committed to purchasing 4.0 million bushels of corn on a forward contract basis resulting in a total commitment of $14.9 million.  In addition the Company was committed to purchasing 237.3 thousand bushels of corn using basis contracts.
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
Derivatives not designated as hedging instruments along with cash due to brokers at September 30, 2018 and 2017 are as follows:

	Balance Sheet Classification	September 30, 2018	September 30, 2017
		in 000's	in 000's
Futures and option contracts
In gain position		$583	$190
In loss position		(82)	(100)
Cash held by (due to) broker		545	(67)
	Current asset	1,046	23

Forward contracts, corn	Current liability	1,567	911

Net futures, options, and forward contracts		$(521)	$(888)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2018 and 2017 consist of the following:

	Statement of Operations Classification	September 30, 2018	September 30, 2017
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$1,894	$1,590
Futures and option contracts (corn)	Cost of Goods Sold	(3,568)	(1,980)
Futures and option contracts (ethanol)	Revenue	—	—

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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2018 or Fiscal 2017.
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
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value at September 30, 2018 and 2017 was $5.4 million and $5.7 million, respectively.
The carrying amount of the notes payable approximates fair value, as the interest rate is a floating rate. The terms are consistent with those available in the market as of September 30, 2018 and 2017, using level 3 inputs.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. In Fiscal 2018, the put option did not impact diluted income per unit as it was anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Twelve Months Ended
	September 30, 2018	September 30, 2017
Numerator:
Net income (loss) for basic earnings per unit	$(2,137)	$13,445
Change in fair value of put option liability	$(300)	$(400)
Net income (loss) for diluted earnings per unit	$(2,437)	$13,045

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,394
Income (loss) per unit - basic	$(160.35)	$1,008.85
Income (loss) per unit - diluted	$(160.35)	$906.28

Recently Issued Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard is effective for us on October 1, 2018. The Company expects to have enhanced disclosures, but does not expect the new standard to have a material impact on the Company's financial statements.
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

Note 3:  Inventory
Inventory is comprised of the following at:

	September 30, 2018	September 30, 2017
	(in 000's)	(in 000's)
Raw Materials - corn	$4,095	$4,010
Supplies and Chemicals	4,747	4,149
Work in Process	1,421	1,486
Finished Goods	3,263	3,569
Total	$13,526	$13,214

Note 4:   Members’ Equity
At September 30, 2018 and 2017 outstanding member units were:

	September 30, 2018	September 30, 2017
A Units	8,993	8,993
B Units	3,334	3,334
C Units	1,000	1,000
	13,327	13,327

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

Note 5:   Revolving Loan/Credit Agreements
FCSA/CoBank
During Fiscal 2014, the Company entered into a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30,000,000 (the “Term Loan”) and a revolving term loan in the amount of up to $36,000,000 (the “Revolving Term Loan", and together with the Term Loan, the “FCSA Credit Facility”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

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

As of September 30, 2018, there was $18.9 million outstanding under the FCSA Credit Facility, with $23.1 million available under the Revolving Term Loan.

Financing costs associated with the Credit Agreement Facility are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes financing costs using the effective interest method over the term of the related debt.

Note 6: Notes Payable

Notes payable consists of the following (in 000's):

	September 30, 2018	September 30, 2017
Term loan bearing interest at LIBOR plus 3.35% (5.57% at September 30, 2018)	$6,000	$12,000
Revolving term loan bearing interest at LIBOR plus 3.35% (5.57% at September 30, 2018)	12,894	4,100
Other with interest rates from 3.50% to 4.15% and maturities through 2022	3,129	3,666
	22,023	19,766
Less Current Maturities	6,560	6,538
Less Financing Costs, net of amortization	130	202
Total Long Term Debt	15,333	13,026

Approximate aggregate maturities of notes payable as of September 30, 2018 are as follows (in 000's):

2019	$6,560

2020	580

2021	589

2022	1,400

2023	12,894

Total	$22,023

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
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2018 and 2017, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$583	$—	$—

Liabilities:
Derivative financial instruments	82	1,567	—
Put Option Liability	—	—	5,400

	September 30, 2017
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$190	$—	$—

Liabilities:
Derivative financial instruments	100	911	—
Put Option Liability	—	—	5,700

The following table summarizes the assumptions used in computing the fair value of the put option subject to fair value:

	September 30, 2018	September 30, 2017
Expected dividend yield	—	—
Risk-free interest rate	2.57%	1.34%
Expected volatility	22%	26%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,500	$5,670

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of September 30, 2018:

	September 30, 2018	September 30, 2017
Beginning Balance	$5,700	$6,100
Change in Value	(300)	(400)
Ending Balance	$5,400	$5,700

Note 8:   Incentive Compensation

The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 65.4 unvested EPUs outstanding under this plan as of September 30, 2018, which will vest three years from the dates of the awards.
During the Fiscal 2018 and 2017, the Company recorded compensation expense related to this plan of approximately $100,000 and $342,000, respectively.  As of September 30, 2018 and 2017, the Company had a liability of approximately $944,000 and $844,000, respectively, recorded within accrued expenses on the balance sheet. The incentive compensation expense is recognized over three years from the date of the awards. The amounts to be recognized over future periods at September 30, 2018 and 2017 was $225,000 and $252,000, respectively.

September 30, 2018
EPU Incentive Period	3

Note 9:   Related Party Transactions and Major Customers
Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement (the “Ethanol Agreement”) with Bunge. Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage marketing fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election to terminate. The Company has incurred ethanol marketing expenses of $1.5 million in each year for Fiscal 2018 and 2017, under the Ethanol Agreement.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November 2016, we reduced the number of leased ethanol cars to 323 and in both November 2013 and January 2015 we reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $4.0 million in each year for Fiscal 2018 and 2017, net of subleases and accretion, respectively. In November 2016, the Company entered into a sublease for 96 hoppers with Bunge that is set to expire on March 24, 2019. The Company has subleased another 92 hopper cars to unrelated third parties, which expires March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which will be phased in over the fourth quarter, and the start of the first quarter in our fiscal year ending September 30, 2019. SIRE received an up front assignment payment, and the net result will be financially neutral, and the number of side-leased railcars by SIRE remains the same. The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2019 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a marketing fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. The Company has incurred distillers grains marketing expenses of $1.2 million and $1.1 million during Fiscal 2018 and 2017, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses for corn procurement by Bunge were $0.7 million for each year of the fiscal years ended September 30, 2018 and 2017. The Company has outstanding corn contracts of 116 thousand bushels with a $393 thousand liability as of September 30, 2018, and 181 thousand bushels with a $620 thousand liability as of September 30, 2017 included in derivative financial instruments liability on the balance sheet.
Starting with the 2015 crop year, the Company is using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 25,500 acres of Enogen corn for Fiscal 2019. Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides notice of election to the Company to terminate. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.

ICM
In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company reduced expense in Fiscal 2017 by $400 thousand, and in Fiscal 2018 reduced expense by $300 thousand in conjunction with this put right under the Unit Agreement (the "Loss from debt extinguishment" and the "Change in fair value of put option liability" ). See Note 7 Fair Value Measurement, for the terms of this agreement.

Major Customers
The Company is party to the Ethanol Agreement and the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol and distillers grains produced by the Company.  The Company has expensed $2.7 million and $2.6 million in marketing fees under these agreements for Fiscal 2018 and 2017, respectively. Revenues with this customer were $204.7 million and $208.8 million, respectively, for Fiscal 2018 and 2017.   Trade accounts receivable due from Bunge were $11.6 million and $11.5 million as of September 30, 2018 and 2017, respectively.
Note 10: Commitments
The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the years ended September 30, 2018 and 2017 were $4.2 million and $5.1 million, respectively.
The Company leases certain equipment, railcars, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2019.  The future minimum lease payments required under these leases (net of sublease income) is $2.2 million in 2019.  Rent expense (net of sublease income) related to operating leases for the years ended September 30, 2018 and 2017 was $4.7 million and $4.6 million, respectively. Non Related party sublease totals were $0.6 million for 2018 and $0.7 million in 2017.  The majority of the future minimum lease payments are due to Bunge. Future sublease income is due from unrelated third parties.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no items to report.
Item 9A.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Michael D. Jerke, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2018.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company’s disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).
The Company’s management assessed the effectiveness of the Company’s internal control over financing reporting as of September 30, 2018.  In making this assessment, the Company’s management used the criteria set forth by the Committee Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2018, the Company’s integrated controls over financial reporting were effective.
This annual report does not include an attestation report on internal controls by the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.
Item 9B.   Other Information.
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The Information required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2019 Annual Meeting of Members (the “2019 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2018.
The Information required by this Item is incorporated by reference in the 2019 Proxy Statement.

Item 11.   Executive Compensation.
The Information required by this Item is incorporated by reference in the 2019 Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
The Information required by this Item is incorporated by reference in the 2019 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
The Information required by this Item is incorporated by reference in the 2019 Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
The Information required by this Item is incorporated by reference in the 2019 Proxy Statement.

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

10.44	Sixth Amendment to Steam Service Contract between the Company and MidAmerican Energy Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 30, 2015).
10.45*	Employment Agreement between the Company and Michael D. Jerke effective October 22, 2018 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 28, 2018).
11	Omitted - Inapplicable.

12	Omitted - Inapplicable.

13	Omitted - Inapplicable.

14	Omitted - Inapplicable.

16	Omitted - Inapplicable.

18	Omitted - Inapplicable.

21	Omitted - Inapplicable.

22	Omitted - Inapplicable.

23	Omitted - Inapplicable.

24	Omitted - Inapplicable.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)

32.1**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (furnished herewith)

32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (furnished herewith)

101.XMLXBRL	Instance Document

101.XSDXBRL	Taxonomy Schema

101.CALXBRL	Taxonomy Calculation Database

101.LABXBRL	Taxonomy Label Linkbase

101.PREXBRL	Taxonomy Presentation Linkbase

101.DEFXBRL	Taxonomy Definition Linkbase
________________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 14, 2018	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	December 14, 2018	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 14, 2018
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 14, 2018
Theodore V. Bauer, Director

/s/ Hubert M. Houser	December 14, 2018
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 14, 2018
Michael K. Guttau, Director

/s/ Brett A. Caplice	December 14, 2018
Brett A. Caplice, Director

/s/ Jason D. Klootwtk	December 14, 2018
Jason D. Klootwtk, Director

/s/ Andrew J. Bulloch	December 14, 2018
Andrew J. Bulloch, Director