Form 10-Q
period 2018-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2019-02-14
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending December 31, 2018

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

As of December 31, 2018, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	December 31, 2018	September 30, 2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,042	$1,440
Accounts receivable	992	1,135
Accounts receivable, related party	8,917	11,537
Derivative financial instruments	395	1,046
Inventory	13,650	13,526
Prepaid expenses and other	769	341
Total current assets	25,765	29,025

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	230,237	229,813
Office and other equipment	1,625	1,625
	233,926	233,502
Accumulated depreciation	(124,212)	(121,634)
Net property, plant and equipment	109,714	111,868

Other assets	1,738	1,738
Total Assets	$137,217	$142,631

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2018	September 30, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$9,467	$3,183
Accounts payable, related party	194	18
Derivative financial instruments	576	1,567
Accrued expenses	6,289	6,778
Accrued expenses, related parties	584	601
Current maturities of notes payable	5,065	6,560
Total current liabilities	22,175	18,707

Long Term Liabilities
Notes payable, less current maturities	7,618	15,333
Other long-term liabilities	5,400	5,400
Total long term liabilities	13,018	20,733

Members' Equity
Members' capital, 13,327 units issued and outstanding	87,165	87,165
Accumulated earnings	14,859	16,026
Total members' equity	102,024	103,191

Total Liabilities and Members' Equity	$137,217	$142,631

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017

Revenues	$53,382	$50,546
Cost of Goods Sold
Cost of goods sold-non hedging	53,374	45,742
Realized & unrealized hedging losses (gains)	(496)	2,096
	52,878	47,838

Gross Profit	504	2,708

General and administrative expenses	1,502	1,378

Operating Income (Loss)	(998)	1,330

Interest and other expense, net	169	149

Net Income (Loss)	$(1,167)	$1,181

Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,386
Income (loss) per unit - basic	$(87.57)	$88.62
Income (loss) per unit - diluted	$(87.57)	$82.09

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statement of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total

Balance, September 30, 2017	$87,165	$24,826	$111,991
Net Income (Loss)	—	1,181	1,181
Distributions ($500 per unit)	—	(6,663)	(6,663)
Balance, December 31, 2017	$87,165	$19,344	$106,509

Balance, September 30, 2018	$87,165	$16,026	$103,191
Net Income (Loss)	—	(1,167)	(1,167)
Balance, December 31, 2018	$87,165	$14,859	$102,024

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,167)	$1,181
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	2,578	3,217
Amortization	18	18
Change in other assets, net	—	42
(Increase) decrease in current assets:
Accounts receivable	2,763	1,694
Inventories	(124)	38
Prepaid expenses and other	(428)	(399)
Derivative financial instruments	651	(341)
Increase (decrease) in current liabilities:
Accounts payable	6,460	3,934
Derivative financial instruments	(991)	(414)
Accrued expenses	(506)	(508)
Net cash provided by operating activities	9,254	8,462

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(424)	(228)
Net cash (used in) investing activities	(424)	(228)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	22,876	—
Payments on debt	(32,104)	(7,232)
Net cash (used in) financing activities	(9,228)	(7,232)

Net increase (decrease) in cash and cash equivalents	(398)	1,002

CASH AND CASH EQUIVALENTS
Beginning	1,440	1,487
Ending	$1,042	$2,489

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$187	$212
Distribution declared but unpaid	$—	$6,663

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements
Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March, 2005, and began producing ethanol in February, 2009.   The Company is permitted to produce up to 140 million gallons of ethanol per year. The Company sells its ethanol, distillers grains, corn syrup and corn oil in the continental United States, Mexico, and the Pacific Rim.
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements are as of and for the three months ended December 31, 2018 and 2017, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2018 ("Fiscal 2018") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Revenue Recognition
The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2018. Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the considerations the entity expects to receive in exchange for those goods or services, In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The Company applied the five-step method outlined in the ASU to all contracts with customers, and elected the modified retrospective implementation method. The new revenue standard did not have an impact on the Company's financial statements.
The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.
The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are with Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of December 31, 2018 and September 30, 2018 , management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.

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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of December 31, 2018, the Company had no open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 4.7 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2018, the Company was committed to purchasing 2.8 million bushels of corn on a forward contract basis resulting in a total commitment of $10.5 million. In addition, the Company was committed to purchase 2.5 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2018 and September 30, 2018 at market value are as follows:

	Balance Sheet Classification	December 31, 2018	September 30, 2018
		in 000's	in 000's
Futures and option contracts
In gain position		$247	$583
In loss position		(11)	(82)
Cash due to broker		159	545
	Current asset	395	1,046

Forward contracts, corn		576	1,567
	Current liability	576	1,567
Net futures, options, and forward contracts		$(181)	$(521)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2018 and 2017 consist of the following:

		Three Months Ended
	Statement of Operations Classification	December 31, 2018	December 31, 2017
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(477)	$2,362
Futures and option corn contracts	Cost of Goods Sold	(19)	(266)

Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consists of an agreement between the Company and ICM, Inc. that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2018 to December 31, 2018.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2018	December 31, 2017
Numerator:
Net income (loss) for basic earnings per unit	$(1,167)	$1,181
Net income (loss) for diluted earnings per unit	$(1,167)	$1,181

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	13,327	14,386
Income (loss) per unit - basic	$(87.57)	$88.62
Income (loss) per unit - diluted	$(87.57)	$82.09

Recently Issued Accounting Pronouncements
Leases
In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company will implement ASU 2016-02 in October 2019, when fiscal 2020 starts. The Company does not expect the new standard to have a material impact on the Company's financial statements.

Note 3:  Inventory
Inventory is comprised of the following:

	December 31, 2018	September 30, 2018
	(000's)	(000's)
Raw Materials - corn	$3,336	$4,095
Supplies and Chemicals	4,857	4,747
Work in Process	1,718	1,421
Finished Goods	3,739	3,263
Total	$13,650	$13,526

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

As of December 31, 2018, there was $30.7 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	December 31, 2018	September 30, 2018
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (5.86% at December 31, 2018)	$4,500	$6,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (5.86% at December 31, 2018)	5,305	12,894
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	2,991	3,129
	12,796	22,023
Less Current Maturities	5,065	6,560
Less Financing Costs, net of amortization	113	130
Total Long Term Debt	7,618	15,333

The approximate aggregate maturities of notes payable as of December 31, 2018 are as follows:

2019	$5,065

2020	581

2021	595

2022	1,250

2023	5,305

Total	$12,796

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and September 30, 2018, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$247	$—	$—

Liabilities:
Derivative financial instruments	11	576	—
Put option liability	—	—	5,400

	September 30, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$583	$—	$—

Liabilities:
Derivative financial instruments	82	1,567	—
Put option liability	—	—	5,400

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at December 31, 2018 and September 30, 2018

	December 31, 2018	September 30, 2018
Put option assumptions:
Risk-free interest rate	2.57%	2.57%
Expected volatility	22%	22%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,500	$5,500

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three months ended December 31, 2018 and for Fiscal 2018 that ended September 30, 2018:

	December 31, 2018	September 30, 2018
Beginning Balance	$5,400	$5,700
Change in Value	—	(300)
Ending Balance	$5,400	$5,400

Note 6:   Related Party Transactions
Bunge

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million during both of the three months ended December 31, 2018 and 2017 under the Ethanol Agreement.
Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.3 million during both of the three months ended December 31, 2018 and 2017, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million during both of the three months ended December 31, 2018 and 2017.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 25,500 acres of Enogen corn for the fiscal year ending September 30, 2019 ("Fiscal 2019"). Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November of 2016, the Company reduced the number of leased ethanol cars to 323. In both November 2013 and January 2015 the Company reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $0.9 million and $1.0 million for the three months ended December 31, 2018 and 2017, respectively, net of subleases and accretion. The Company has subleased 92 hopper cars to two unrelated third parties, which sublease expires March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which was phased in over the fourth quarter of Fiscal 2018, and was predominantly implemented during the first quarter of Fiscal 2019. The Company received an up front assignmentpayment, and the net result will be financially neutral, and the number of side-leased railcars by the Company remains the same. The Company will continue to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in Fiscal 2019 and future fiscal years.
ICM

In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. ICM’s right to sell the ICM Units to the Company expires on January 1, 2020.

Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $50.3 million and $47.8 million for the three months ended December 31, 2018 and 2017, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2018 including the financial statements, accompanying notes and the risk factors contained herein.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us") contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol, distillers grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets;

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller grains produced in the United States;

•	Disruptions, failures or security breaches relating to our information technology infrastructure; and

•	Trade actions by the Trump Administration, particularly those affecting the biofuels and agricultural sectors and related industries.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 ("Fiscal 2018") under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

Overview
The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005. The Company is permitted to produce 140 million gallons of ethanol annually.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

Executive Overview of Ethanol Industry
The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. Adding to the supply/demand imbalance is the stance taken by the former administrator of the Environmental Protection Agency (the "EPA") , Scott Pruitt, took with regard to the issuance of “hardship waivers” to so-called small refineries. These waivers allowed the recipient to no longer comply with the requirements of the Renewable Fuel Standard (the "RFS") which is discussed further below. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RIN’s are a tradeable commodity given that if refiners (obligated parties) need additional RIN’s to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RIN’s. The EPA’s allowance of numerous waivers has driven the price for RIN’s from 75 cents in January 2018 to 15 cents recently.
Another significant cause of the supply/demand imbalance is the decline in ethanol exports out of the United States due to various trade disputes. Domestic ethanol use is around 14 billion gallons per year. The industry has capacity to produce over 16 billion gallons. Exports play an important role in keeping the United States from being awash in production. Tit-for-tat tariff impositions, specifically with China, have led to a significant reduction in exports.
The announcement by President Trump this past fall directing the EPA to allow for year-round E15 sales was welcome news; however, by itself the statement alone will not automatically remove the barriers for E15 sales. The industry must continue to push the EPA to develop the rule making that is required to enact the President’s directive prior to the beginning of summer 2019. Without such action, nearly two thirds of the United States must remove E15 from use by non-flex fuel vehicles due to antiquated Reid Vapor Pressure (RVP) limits that kick in during warmer months. The Renewable Fuels Association, among others, continues to lobby our representatives and the EPA to issue a letter that lets retailers know that in lieu of a final rule making allowing E15 by summer, there will be no enforcement of the RVP limits. That action would provide retailers with some degree of certainty in continuing to provide E15 to consumers during the summer months.
Although our current plant operational efficiencies are solid which enabled us to achieve positive Earnings Before Interest Tax Depreciation and Amortization during Fiscal 2018 unlike many of our peers within the industry, in order to drive positive results success in a negative margin environment, we need to continue to improve on our operational efficiencies. Therefore, our management team and Board of Directors continue to explore opportunities to enhance our plant's operational efficiencies and our management team has begun the process of detailing our expenses into cost centers to better identify areas for improvement. We continue to evaluate opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the carbon index ("CI") of the ethanol we produce. Two technology providers were engaged to generate engineering reports that would outline the cost/benefit of their respective processes. The initial reports were received by management staff in early December and a presentation provided to the board mid-month. These process enhancements are not inexpensive, but provide a return that is expected to greatly improve the revenue and income prospects of the company.
In addition, we are also continuing with our efforts to de-bottleneck the production process in hopes of increasing our production output to up to 160 million gallons. We are currently working on the installation of a dehydration membrane technology that is expected to allow for a more efficient increase in dehydration capability and slight reduction in our CI score. We expect this new technology to be fully implemented in the fourth quarter of Fiscal 2019.

Recent Regulatory Developments

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

On November 30, 2017, the EPA issued the final rule for 2018 which varied only slightly from the Proposed 2018 Rule with the annual volume requirement for renewable fuel set at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). Although the volume requirements set forth in the Final 2018 Rule were slightly higher than the 19.28 billion gallons required under the final 2017 renewable fuel volume requirements, the 2018 volume requirements were still significantly below the 26 billion gallons statutory mandate for 2018 with significant reductions in the volume requirements for advanced biofuels. However, the Final 2018 Rule does maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons, excluding any waivers granted by the EPA to small refiners for "hardship". At the end of June 2018, it has been estimated the impact of EPA hardship waivers has been almost 2.25 billion gallons.

On June 26, 2018, the EPA released a preliminary proposal for 2019 setting the blending requirements at 19.88 billion gallons, a slight increase from the prior year (the "Proposed 2019 Rule"). On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year, and maintained the number of gallons met by conventional renewable fuels such as corn based ethanol at 15.00 billion gallons (the "Final 2019 Rule"). Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the 19.29 billion gallons required under the Final 2018 Rule, the volume requirements are still significantly below the 28 billion gallons statutory mandate for 2019 with modest increases in the volume requirements for advanced biofuels. However, the Final 2019 Rule did maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons although the small refiner waivers granted by the EPA for 2016 and 2017 effectively set the corn-based ethanol target to 13.8 billion gallons. The EPA did not address reallocating lost blending volumes, nor mention the impact of the "hardship" waivers on the 2019 ethanol levels.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. Since 2018 is the first year the total proposed volume requirements are more than 20% below statutory levels, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is 29% below the statutory levels; therefore, the reset will be triggered under the RFS and the EPA will be required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022.

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

On October 19, 2017, EPA Administrator Pruitt issued a letter (the "Pruitt Letter") to several U.S. Senators representing states in the Midwest reiterating his commitment to the text and spirit of the RFS, among other topics, he stated the EPA is actively exploring its authority to remove arbitrary barriers to the year-rounds use of E15 and other mid-level ethanol blends so that E15 may be sold throughout the year without disruption and that the EPA will be not pursue regulations to allow ethanol exports to generate renewable identification numbers (“RINs”). These statements represents actions that would likely have a positive impact on the ethanol industry either directly or indirectly. On April 12, 2018, as part of a series of meetings focused on RIN prices and E15 year-round sales attended by President Trump, Senators, key federal agencies and industry leaders. The Administration indicated that the EPA would be moving forward to authorize year-round sales of E15. This was designed to address the waiver that currently inhibits sales of E15 in certain markets during summer driving months. The letter and these statements represent actions that would likely have a positive impact on the ethanol industry either directly or indirectly. However, the EPA did not initiate any action before June 1, 2018, so the summer ozone control season which prevents E15 from being sold in more than 2/3 of the U.S. gasoline markets through September 15, 2018 went into effect. Congress also did not act to initiate any legislation that would allow year round sale of E15. In June 2018, EPA Administrator Pruitt resigned, and Andrew Wheeler was named the Acting

Director of the EPA on July 5, 2018. He was formally nominated to serve as Director of the EPA on January 9, 2019, and is pending Senate approval.

On October 8, 2018, President Trump instructed Mr. Wheeler and the EPA to complete the necessary paperwork to make E15 available to consumers all year round, starting in the the summer of 2019. The EPA has started the necessary paperwork; however, the EPA has not yet taken steps to enact the year round sale of E15 and it is unclear when the EPA may take such action and we do not know the impact, if any, of the government shutdown starting December 22, 2018 may have upon the EPA's actions. Also, any final rule from the agency is susceptible to legal challenges.

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

Legal challenges are underway to the RFS, including the EPA's recent reductions in the RFS volume requirements and the Final 2018 Rule and the Final 2019 Rule as well as the denial of petitions to change the RFS point of obligation and the recent small refiner waivers. If the EPA's decision to reduce the volume requirements under the RFS is allowed to stand, if the volume requirements are further reduced, if the RFS point of obligation were changed or if the EPA continues to grant waivers to small refiners, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate Renewable Volume Obligations ("RVOs") under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.

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

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule and the Final 2019 Rule together with the letter issued by Administrator Pruitt and the resulting actions taken by the EPA consistent with Administrator Pruitt’s letter signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 10.6% during the three months ended December 31, 2018 as compared to the same period in the previous fiscal year. Somewhat offsetting the price reduction was an 11.6% increase in ethanol shipments during the three months ended December 31, 2018 as compared to the prior year.
Management currently believes that despite ethanol price changes, the ethanol outlook for the second quarter of our fiscal year ending September 30, 2019 ("Fiscal 2019") as well as the outlook for certain of our co-products will remain flat due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") reduced the estimate for 2018/19 ending corn stocks to 1.81 billion bushels, which represents a decrease from prior estimates of 5.2% . For 2018/19, the USDA held corn consumption for ethanol and co-products to 5.6 billion bushels and adjusted their forecast for the corn supply to 14.8 billion bushels. The USDA estimates suggest lower corn prices into the first half of Fiscal 2019 as both yield per acre and production numbers were lowered in the October 2018 report.

•
The U.S. Energy Information Administration (the "EIA") released in its Short Term Energy Outlook report in October 2018 and indicated that U.S. gasoline demand remained flat at 9.3 million bpd in 2018, as compared to 2017. However, the Short Term Energy Outlook report issued by the EIA in January 2019, forecasted a slight increase in gasoline consumption during 2019. The EIA's January 2019 report also forecasts that retail gasoline prices are forecasted to decline by 8.3% compared with 2018 levels which will contribute to the increase in gasoline demand in 2019. Any increase in gasoline demand could have a positive impact on ethanol demand. The EIA January 2019 report also forecasts that gasoline prices are expected to rise by 6.2% in 2020 which will keep gasoline demand flat in 2020.

•
Global ethanol demand as reported by the EIA continues to increase with increased exports to various foreign markets, including Canada, Brazil, and India, in response to higher blending mandates and octane demand within the foreign countries. Net ethanol exports of U.S. ethanol in the first ten months of calendar year 2018 were 29% higher than exports during the first ten months of 2017. For the last six months of 2018 (the latest available figures), ethanol exports increased almost 20% compared to the last six months of 2017. Despite the imposition of a 20% tariff on U.S. ethanol imports above a specified quota back in September of 2017, Brazilian demand has remained as our second largest exporter due to inter-harvest sugar shortages. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. However, China, the number three importer of U.S. ethanol in prior years, imported negligible volumes during calendar year 2018 due to a 70% tariff imposed on imports of U.S. ethanol. China has announced increased tariffs on ethanol in retaliation to the U.S. announcement of tariffs on Chinese steel.

We currently believe that our margins will remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the Trump administration. Escalation in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability during the balance of Fiscal 2019. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war is a great threat to the U.S. agriculture economy in the short term. Almost 70% of U.S. agricultural exports are sold to destinations that are currently being negotiated or involved in trade disputes.
Our distiller grain margins have been negatively impacted as the split between dried distiller grains (DDG) and wet distiller grains (WDG) has been shifting towards WDG, which is priced significantly less than DDG. Market forces may continue to have a negative impact of distiller grain export demand as a result of the imposition of anti-subsidy duties and in response to U.S. tariffs by the Chinese government on the import of distiller grains produced in the U.S. These duties have adversely imported export volume to China. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. Domestic demand for distiller grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2018 and 2017.

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$53,382	100.0%	$50,546	100.0%
Cost of Goods Sold
Material Costs	38,828	72.8%	32,879	65.0%
Variable Production Expense	8,228	15.4%	7,870	15.6%
Fixed Production Expense	5,822	10.9%	7,089	14.0%
Gross Profit	504	0.9%	2,708	5.4%
General and Administrative Expenses	1,502	2.8%	1,378	2.6%
Interest and other expense, net	169	0.3%	149	0.3%
Net Income (Loss)	$(1,167)	(2.2)%	$1,181	2.3%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol and corn oil, somewhat offset by an increase in prices for distillers grains. During the three months ended December 31, 2018, the average price per gallon of ethanol decreased by 10.6% as compared to the same period in 2017, and this was somewhat offset by an 11.6% increase in gallons of ethanol sold. The net effect was a 0.2% reduction in ethanol revenue for the three months ended December 31, 2018. The decrease in ethanol prices resulted principally from a surge in industry production expanding at a faster rate than ethanol demand, which resulted in higher inventories causing ethanol prices to fall.

An increase in the average price per ton of distillers grains of approximately 29.8% coupled with a 2.1% increase in volume sold resulted in an increase of 32.4% in revenue for this category in the three months ended December 31, 2018 as compared to the same three month period in 2017. Distillers grain revenue increased as some ethanol plants recently started to slow down ethanol production, and correspondingly distiller grain production, and also distiller grain exports showed continued strong demand from Southeast Asia. Last year's revenue for distillers grain was also lower due to decreased demand from China exports resulting from the antidumping and countervailing duties imposed on distillers grains produced in the United States that China had implemented in 2017.

Corn oil revenue increased 11.9% in the three months ended December 31, 2018 compared to the three months ended December 31, 2017 with higher volume of 16.0% somewhat offset by a decrease in corn oil prices of 3.5% per pound. The corn oil yield increased 7.9% in the three months ended December 31, 2018 as compared to the three months ended December 31, 2017. Our market is primarily local middlemen that compete for our available supply.

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$39,621	74.2%	$39,720	78.6%
Distillers Grains	10,636	19.9%	8,030	15.9%
Corn Oil	2,863	5.4%	2,559	5.1%
Other	262	0.5%	237	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 99.1% and 94.6% for the three months ended December 31, 2018 and 2017, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 6.4% in the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Corn used in ethanol sold increased by 14.7% in the three months ended December 31, 2018 from 2017 on an increase of 4.7% in ethanol production.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $0.5 million decrease to our cost of goods sold for the three months ended December 31, 2018, compared to an increase of $2.1 million for the three months ended December 31, 2017. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses showed an increase of 4.5% when comparing the three months ended December 31, 2018 to the three months ended December 31, 2017 due to higher chemical costs and slightly higher energy costs of 3,2%.
Fixed production expenses decreased 17.9% for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Lower depreciation expense was due to 10 year equipment that matured in Fiscal 2018 and lower repair and maintenance costs were the primary reason for the decreased expenses in this category.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2018 increased 9.0% compared to the three months ended December 31, 2017, primarily due to the Chief Executive Officer ("CEO") search and associated bonus and moving expenses incurred in connection with the replacement of the retiring CEO.

Other Expense

Our other expenses were $0.2 million in each of the three months ended December 31, 2018 and 2017, primarily due to the Company borrowing less on our revolver bank account which reduced interest expense.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the three months ended December 31, 2018. This is a non-cash charge, and is re-evaluated quarterly for significant changes in value.
Selected Financial Data
Modified EBITDA is defined as net income plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging (gains) losses.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

We present modified EBITDA because we consider it to be an important supplemental measure of our operating performance and it is considered by our management and Board of Directors as an important operating metric in their assessment of our performance.
We believe modified EBITDA allows us to better compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the amortization of intangibles (affecting relative amortization expense), unrealized hedging (gains) losses and other items that are unrelated to underlying operating performance.  We also present modified EBITDA because we believe it is frequently used by securities analysts and investors as a measure of performance.   There are a number of material limitations to the use of modified EBITDA as an analytical tool, including the following:

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

	Three months ended	Three months ended
	December 31, 2018	December 31, 2017

EBITDA
Net Income (Loss)	$(1,167)	$1,181
Interest Expense	191	230
Depreciation	2,578	3,217
EBITDA	1,602	4,628

Unrealized Hedging Loss (Gain)	(727)	(463)

Modified EBITDA	$875	$4,165

Liquidity and Capital Resources
The Company has certain loan agreements with FCSA and CoBank (the "FCSA Credit Facility"). The FCSA Credit Facility provides the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the FCSA Credit Facility is LIBOR plus 3.35%.
As of December 31, 2018, we had a cash balance of $1.0 million, $30.7 million available under the Revolving Term Loan and working capital of $3.6 million.

During the second quarter of Fiscal 2019, we estimate that we will require cash of approximately $40.9 million for our primary input of corn and $3.8 million for our energy sources of electricity, steam, and natural gas.
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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2018 and there were no material developments to such matters.

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2018. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 14, 2019	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	February 14, 2019	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer