Form 10-Q
period 2019-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2019-05-09
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2019

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

As of March 31, 2019, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2019	September 30, 2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,101	$1,440
Accounts receivable	752	1,135
Accounts receivable, related party	9,024	11,537
Derivative financial instruments	770	1,046
Inventory	17,278	13,526
Prepaid expenses and other	763	341
Total current assets	29,688	29,025

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	230,776	229,813
Office and other equipment	1,625	1,625
	234,465	233,502
Accumulated depreciation	(126,768)	(121,634)
Net property, plant and equipment	107,697	111,868

Other assets	1,447	1,738
Total Assets	$138,832	$142,631

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2019	September 30, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$1,769	$3,183
Accounts payable, related party	22	18
Derivative financial instruments	523	1,567
Accrued expenses	7,124	7,500
Accrued expenses, related parties	412	601
Current maturities of notes payable	3,571	6,560
Total current liabilities	13,421	19,429

Long Term Liabilities
Notes payable, less current maturities	20,420	15,333
Other long-term liabilities	2,983	2,834
Put option liability, related party	5,400	5,400
Total long term liabilities	28,803	23,567

Members' Equity
Members' capital, 13,327 units issued and outstanding	87,165	87,165
Accumulated earnings	9,443	12,470
Total members' equity	96,608	99,635

Total Liabilities and Members' Equity	$138,832	$142,631

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

Revenues	$53,190	$53,551	$106,572	$104,097
Cost of Goods Sold
Cost of goods sold-non hedging	54,895	55,737	108,362	101,573
Realized & unrealized hedging (gains)	(1,327)	(2,449)	(1,823)	(353)
	53,568	53,288	106,539	101,220

Gross Margin (Loss)	(378)	263	33	2,877

General and administrative expenses	1,174	1,056	2,676	2,434

Operating Income (Loss)	(1,552)	(793)	(2,643)	443

Interest and other expense, net	215	135	384	284

Net Income (Loss)	$(1,767)	$(928)	$(3,027)	$159

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	13,327	13,327	14,354
Income (loss) per unit - basic	$(132.59)	$(69.63)	$(227.13)	$11.93
Income (loss) per unit - diluted	$(132.59)	$(69.63)	$(227.13)	$11.08
Distributions per unit - basic	$—	$500.00	$—	$500.00
Distributions per unit - diluted	$—	$500.00	$—	$464.23

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statement of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total

Balance, September 30, 2017	$87,165	$21,644	$108,809
Net Income	—	1,087	1,087
Distributions ($500 per unit)	—	(6,663)	(6,663)
Balance, December 31, 2017	87,165	16,068	103,233
Net (Loss)	—	(928)	(928)
Balance, March 31, 2018	$87,165	$15,140	$102,305

Balance, September 30, 2018	$87,165	$12,470	$99,635
Net (Loss)	—	(1,260)	(1,260)
Balance, December 31, 2018	87,165	11,210	98,375
Net (Loss)	—	(1,767)	(1,767)
Balance, March 31, 2019	$87,165	$9,443	$96,608

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,027)	$159
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	5,134	6,218
Amortization	36	36
Change in other assets, net	291	36
(Increase) decrease in current assets:
Accounts receivable	2,896	350
Inventories	(3,752)	38
Prepaid expenses and other	(422)	(421)
Derivative financial instruments	276	(646)
Increase (decrease) in current liabilities:
Accounts payable	(1,410)	(1,737)
Derivative financial instruments	(1,044)	(911)
Accrued expenses	(565)	(1,780)
Increase in other long-term liabilities	149	149
Net cash provided by (used in) operating activities	(1,438)	1,491

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(963)	(2,647)
Net cash (used in) investing activities	(963)	(2,647)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	—	(6,663)
Proceeds from debt	76,851	49,050
Payments on debt	(74,789)	(41,443)
Net cash provided by financing activities	2,062	944

Net (decrease) in cash and cash equivalents	(339)	(212)

CASH AND CASH EQUIVALENTS
Beginning	1,440	1,487
Ending	$1,101	$1,275

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$397	$428

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements are as of and for the three months and six months ended March 31, 2019 and 2018, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2018 ("Fiscal 2018") contained in the Company’s Annual Report on Form 10-K. See revision considerations related to form amounts presented in Form 10-K in the paragraph below. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Revision
The Company has applied SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior year misstatements on the current-year financial statements, and by evaluating the error measured under each method in light of quantitative and qualitative factors. Under SAB No. 108, prior year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for such “immaterial errors” does not require previously filed reports to be amended. Such corrections will be made the next time the Company files current year financials and references the prior year.
In applying the requirements of SAB No. 108, the Company adjusted its repairs and maintenance accruals, which were understated, with respect to the tank cars and hopper cars the Company was leasing. The Company should have been booking a provision for repairs necessary to return the cars to the lessor in "normal" status. Since the lease was initiated in March of 2009, with a lease end date of March of 2019, adjustments to previous periods were required. Although the charges in any one quarter were not significant, the historical financial statements were revised with all appropriate entries being retrospectively reflected in the financial statements.
As of September 30, 2018, the impact of the revision on the balance sheet was $3.6 million as summarized below in the Accumulative revision to Balance Sheet table. Additionally, items on the statements of operations were revised including activity in the six months ended March 31, 2019 and the three and six months ended March 31, 2018 as summarized below in the Revision to Statements of Operations table.

Accumulative revision to Balance Sheet (Dollars in thousands) as of:
		September 30, 2018
Increase in current liabilities		722
Increase in long term liabilities		2,834
Decrease in accumulated earnings		3,556

Revision to Statements of Operations (Dollars in thousands except income (loss) per unit)
	Three Months Ended December 31, 2018	Three Months Ended March 31, 2018	Six Months Ended March 31, 2018
Increase in cost of goods sold	94	94	187
Decrease (Increase) in net income (loss)	94	94	187
Decrease (Increase) in income (loss) per unit	7.02	7.02	14.04

Revenue Recognition
The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2018. Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the considerations the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The Company applied the five-step method outlined in the ASU to all contracts with customers, and elected the modified retrospective implementation method. The new revenue standard did not have an impact on the Company's financial statements.
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
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are receivables from Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of March 31, 2019 and September 30, 2018, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.

Investment in Commodities Contracts, Derivative Instruments and Hedging Activities
The Company’s operations and cash flows are subject to fluctuations due to changes in commodity prices.  The Company is subject to significant market risk with respect to the price and availability of corn, the principal raw material used to produce ethanol and ethanol by-products.  Exposure to commodity price risk results from its dependence on corn in the ethanol production process.  Rising corn prices may result in lower profit margins and, therefore, represent unfavorable market conditions.  This is especially true when market conditions do not allow the Company to pass along increased corn costs to customers. The availability and price of corn is subject to wide fluctuations due to unpredictable factors such as weather conditions, farmer planting decisions, governmental policies with respect to agriculture and international trade and global demand and supply.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of March 31, 2019, the Company had contracts for 2.3 million gallons of ethanol, 0.1 million tons of wet and dried distillers grains and 4.2 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2019, the Company was committed to purchasing 2.5 million bushels of corn on a forward contract basis resulting in a total commitment of $9.3 million. In addition, the Company was committed to purchase 1.2 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2019 and September 30, 2018 at market value are as follows:

	Balance Sheet Classification	March 31, 2019	September 30, 2018
		in 000's	in 000's
Futures and option contracts
In gain position		$479	$583
In loss position		(33)	(82)
Cash held by broker		324	545
	Current asset	770	1,046

Forward contracts, corn		523	1,567
	Current liability	523	1,567
Net futures, options, and forward contracts		$247	$(521)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and six months ended March 31, 2019 and 2018 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(297)	$(2,043)	$(774)	$319
Futures and option corn contracts	Cost of Goods Sold	(1,030)	(406)	(1,049)	(672)

Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consists of an agreement between the Company and ICM, Inc. that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2018 to March 31, 2019.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Numerator:
Net income (loss) for basic earnings per unit	$(1,767)	$(928)	$(3,027)	$159
Net income (loss) for diluted earnings per unit	$(1,767)	$(928)	$(3,027)	$159

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	13,327	13,327	14,354
Income (loss) per unit - basic	$(132.59)	$(69.63)	$(227.13)	$11.93
Income (loss) per unit - diluted	$(132.59)	$(69.63)	$(227.13)	$11.08

Recently Issued Accounting Pronouncements
Leases
In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company will implement ASU 2016-02 in October 2019, when fiscal 2020 starts. The Company will include a right to use assets for $9.0 million and a corresponding liability at the start of the next fiscal year for the operating leases.

Note 3:  Inventory
Inventory is comprised of the following:

	March 31, 2019	September 30, 2018
	(000)	(000)
Raw Materials - corn	$4,941	$4,095
Supplies and Chemicals	5,254	4,747
Work in Process	1,702	1,421
Finished Goods	5,381	3,263
Total	$17,278	$13,526

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

As of March 31, 2019, there was $17.8 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	March 31, 2019	September 30, 2018
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (5.84% at March 31, 2019)	$3,000	$6,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (5.84% at March 31, 2019)	18,233	12,894
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	2,852	3,129
	24,085	22,023
Less Current Maturities	3,571	6,560
Less Financing Costs, net of amortization	94	130
Total Long Term Debt	20,420	15,333

The approximate aggregate maturities of notes payable as of March 31, 2019 are as follows:

2019	$3,571

2020	583

2021	601

2022	1,096

2023	18,234

Total	$24,085

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and September 30, 2018, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$479	$—	$—

Liabilities:
Derivative financial instruments	33	523	—
Put option liability	—	—	5,400

	September 30, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$583	$—	$—

Liabilities:
Derivative financial instruments	82	1,567	—
Put option liability	—	—	5,400

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at March 31, 2019 and September 30, 2018

	March 31, 2019	September 30, 2018
Put option assumptions:
Risk-free interest rate	2.57%	2.57%
Expected volatility	22%	22%
Expected life (years)	1.25	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,500	$5,500

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the six months ended March 31, 2019 and for Fiscal 2018 that ended September 30, 2018:

	March 31, 2019	September 30, 2018
Beginning Balance	$5,400	$5,700
Change in Value	—	(300)
Ending Balance	$5,400	$5,400

Note 6:   Related Party Transactions
Bunge

Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred ethanol marketing expenses of $0.4 million during both of the three months ended March 31, 2019 and 2018, and $0.8 million during both of the six months ended March 31, 2019 and 2018, under the Ethanol Agreement.
Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. The Company incurred distillers grains marketing expenses of $0.3 million during both of the three months ended March 31, 2019 and 2018, and $0.7 million and $0.6 million during the six months ended March 31, 2019 and 2018, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Expenses for corn procurement by Bunge were $0.2 million during both of the three months ended March 31, 2019 and 2018, and $0.4 million during both of the six months ended March 31, 2019 and 2018.
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
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November 2016, the Company reduced the number of leased ethanol cars to 323. In both November 2013 and January 2015 the Company reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. Expenses under the Railcar Agreement were $1.0 million in each of the three months ended March 31, 2019 and 2018, respectively, net of subleases and accretion. Expenses for the six months ended March 31, 2019 and 2018, were $1.9 million and $2.0 million, respectively, for railcar lease expenses. The Company has subleased 40 hopper cars to an unrelated third party, which sublease expired March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which was phased in over the fourth quarter of Fiscal 2018, and was predominantly implemented during the first quarter of Fiscal 2019. The Company received an up front assignment/payment, and the net result will be financially neutral, and the number of side-leased railcars by the Company remains the same.
The Company entered into a agreement effective March 24, 2019 extending the original Railcar Agreement with Bunge for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. Under the terms of the new agreement, the original DOT111 cars will be leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 111 hopper cars will be leased over a three year term running from March 24, 2019 to March 31, 2022. The cost for the leases is lowered by 25% as compared to the prior agreement. The ethanol cars and hopper cars repairs and maintenance revision expenses flowed through the financial statements for Fiscal 2009 to the end of the second quarter of Fiscal 2019 should be adequate to cover normal wear and tear expenses, but the Company will monitor to determine if any revisions to the cost estimates are in order.

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

Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $50.0 million and $51.2 million for the three months ended March 31, 2019 and 2018, respectively, and $100.4 million and $99.0 million for the six months ended March 31, 2019 and 2018, respectively.

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

Executive Overview of Ethanol Industry
The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. Adding to the supply/demand imbalance is the stance taken by the former administrator of the Environmental Protection Agency (the "EPA") , Scott Pruitt, with regard to the issuance of “hardship waivers” to so-called small refineries. These waivers allowed the recipient to no longer comply with the requirements of the Renewable Fuel Standard (the "RFS") which is discussed further below. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RIN’s are a tradeable commodity given that if refiners (obligated parties) need additional RIN’s to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RIN’s. The EPA’s allowance of numerous waivers has driven the price for RIN’s from 75 cents in January 2018 to 18 cents on January 21, 2019.
Domestic ethanol use is around 14 billion gallons per year. The industry currently has capacity to produce over 16 billion gallons. Exports play an important role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. Brazil, Canada and India remain the three largest customers, and accounted for almost 60% of all U.S. ethanol exports in 2018. The top 5 countries accounted for 69% and 75% of U.S. ethanol exports in 2018 and 2017, respectively. In 2018, exports to South Korea and the Netherlands more than doubled during the year. Shipments to other small countries collectively increased 37% in 2018 from 2017, and total exports exceeded 250 million gallons. International trade disputes with China and the imposition of tariffs led to a modest growth in exports to China in 2018, but were no shipments to China during the second half of 2018. Trade disputes with other foreign countries, including Mexico and the European Union, have also had an adverse effect on export demand from certain countries.
Last fall, the announcement by President Trump directing the EPA to allow for year-round E15 sales was welcome news; however, by itself the statement alone will not automatically remove the barriers for E15 sales. The industry must continue to push the EPA to develop the rule making that is required to enact the President’s directive prior to the beginning of summer 2019. On March 12, 2019, the EPA proposed regulatory changes to allow gasoline blended with up to 15 percent ethanol (E15) to take advantage of the Reid Vapor Pressure (RVP, a common measure of the volatility of gasoline and other petroleum products) waiver that currently applies to E10 during the summer months. This would allow E15 to be sold year-round in any markets that wish to sell the product. In addition, the EPA is proposing regulatory changes to modify certain elements of the renewable identification number (RIN) compliance system under the RFS program. The proposed rule would lift a nearly 30 year old limitation on E15 that restricts sales between June 1 and September 15, the peak summer driving months. The agency is currently accepting comments from producers, farmers and other stakeholders. The EPA has committed to completing the rule-making process by June 1, 2019. On March 14, 2019, EPA Administrator Wheeler approved the grant of five additional small refinery waivers. It is not known if the EPA will allow these exemptions to be reallocated to other refineries to comply with the Final 2019 Rule, or allow these to be effective reductions to the RFS targets as had been recently done by former EPA Administrator Pruitt.
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
In addition, we are also continuing with our efforts to de-bottleneck the production process in hopes of increasing our production output up to 160 million gallons. We are currently working on the installation of a dehydration membrane technology that is expected to allow for a more efficient increase in dehydration capability and slight reduction in our CI score. We expect this new technology to be fully implemented in the fourth quarter of Fiscal 2019.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2017, the EPA issued the final rule for 2018 which set the annual volume requirement for renewable fuel at 19.29 billion gallons of renewable fuels per year (the "Final 2018 Rule"). On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year and maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons (the "Final 2019 Rule"). Although the volume requirements set forth in the Final 2018 Rule are slightly higher than the 2017 requirements and the Final 2019 Rule is slightly higher than the Final 2018 Rule, the volume requirements under both the Final 2018 Rule and the volume requirements set forth in the Final 2019 Rule are still significantly below the 26 billion gallons and 28 billion gallons, respectively, statutory mandates for 2018 and 2019, with significant reductions in the volume requirements for advanced biofuels as well. However, the Final 2018 Rule and the Final 2019 Rule both maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons, excluding any waivers granted by the EPA to small refiners for "hardship." At the end of June 2018, it was estimated that the impact of EPA hardship waivers has been almost 2.25 billion gallons which effectively reduces the corn-based ethanol target to 12.8 billion gallons. The EPA had previously announced that it was suspending the waiver program pending review in 2019, but on March 14, 2019, Administrator Wheeler granted five additional small refinery waivers for 2018, and indicated the EPA may be inclined to approve "partial waivers". The EPA did not address reallocating lost blending volumes, nor mention the impact of the "hardship" waivers on the volume requirements set out in the Final 2019 Rule.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels. In response, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates and therefore, triggering the mandatory reset under the RFS. The EPA is now statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

In October 2018, the Trump administration released timelines for certain EPA rulemaking initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. The timetable for the consideration of the proposed rule is expected to overlap with the annual standard-setting rulemaking, therefore, it is expected that the proposed rule will also include the applicable renewable volume obligations for 2020. The rule is expected to be finalized by December 2019.

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the Reid Vapor Pressure limitation of nine pounds per square inch.

On April 12, 2018, as part of a series of meetings focused on RIN prices and year-round sales of gasoline blended with up to 15 percent ethanol ("E15") involving President Trump, Senators, key federal agency and industry leaders, President Trump indicated that the EPA would be moving forward to authorize year-round sales of E15 by rulemaking designed to remove arbitrary barriers to the year-round use of E15 that currently inhibit sales of E15 in certain markets during summer driving months and extend the One-Pound Waiver to E15 so that E15 may be sold throughout the year without disruption.

On October 8, 2018, President Trump directed the EPA to begin rulemaking to permit the sale of E15 year round and the President has stated a goal of having a final rule out before the start of summer driving season on June 1, 2019. On March 12, 2019, the EPA proposed regulatory changes to allow E15to take advantage of the One-Pound Waiver which would allow for the sale of E15 year-round. The proposed rule would lift the nearly 30 year limitation restricting the sale of E15 between June 1 and September 14, the peak summer driving months. The comment period on the proposed rule ended April 29, 2019. The proposed rule also contains certain RIN reform changes that could reduce RIN values and subsequently reduce incentives for higher ethanol blends, including E15. Any final rule from the agency is susceptible to legal challenges and there is no guarantee that the rule will be finalized before the 2019 summer driving months, nor is there any guarantee that the rule will ever be finalized.

Despite the recent actions by the Trump administration relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the significant number of small refinery waivers granted.  Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. As of March 2019, the EPA reported waiving the obligation for 19 of 20 applicants for compliance year 2016, totaling 790 million gallons, and 35 of 37 for compliance year 2017 totaling 1.82 billion gallons. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. As of March 2019, there are 39 waiver applications pending for compliance year 2018. Although the EPA had previously announced that is was suspending the waiver program pending review in 2019, on March 14, 2019, Administrator Wheeler granted five additional small refinery waivers for 2018.

The joint impact of large increases in small refinery waivers granted by the EPA and the substantial reduction in U.S. ethanol exports to China has had a very negative impact on ethanol D6 RIN prices. RIN prices have fallen by over 60%, largely removing a powerful blending incentive from the ethanol marketplace. The reduction in RIN prices can also have an adverse impact on ethanol prices. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA's current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future

If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely effective which would negatively impact our financial performance.

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

On February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA challenging the EPA’s failure to address small refinery exemptions in the Final 2019 Rule.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule and the Final 2019 Rule together with the recent actions by the Trump administration and the EPA relating to permitting the year round sale of E15 signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 3.4% during the three months ended March 31, 2019 as compared to the same period in the previous fiscal year. In addition, there was a 5.7% decrease in ethanol shipments during the three months ended March 31, 2019 as compared to the prior year. Ethanol prices decreased 7.0% for the six months ended March 31, 2019 as compared the six months ended March 31, 2018. Somewhat offsetting the price reduction was a 2.4% increase in the ethanol shipments during the corresponding six month period.
Management currently believes that despite ethanol price changes, the ethanol outlook for the third quarter of our fiscal year ending September 30, 2019 ("Fiscal 2019") as well as the outlook for certain of our co-products will remain flat due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") maintained the estimate for 2018/19 ending corn stocks at 1.8 billion bushels. For 2018/19, the USDA held corn consumption for ethanol and co-products to 5.6 billion bushels and did not adjust their forecast for the corn supply of 14.8 billion bushels. The USDA lowered corn price estimates for Fiscal 2019 but left the yield per acre and production numbers the same as in the October 2018 report, as large crops in South America and the Ukraine are forecast.

•
The U.S. Energy Information Administration (the "EIA") released in its Short Term Energy Outlook report in October 2018 and indicated that U.S. gasoline demand remained flat at 9.3 million bpd in 2018, as compared to 2017. However, the Short Term Energy Outlook report issued by the EIA in January 2019, forecasted a slight increase in gasoline consumption during 2019. The EIA's April 2019 report also forecasts that retail gasoline prices are forecasted to decline by 3.2% compared with 2018 levels which will contribute to the increase in gasoline demand in 2019. Any increase in gasoline demand could have a positive impact on ethanol demand. The EIA April 2019 report also forecasts that gasoline prices are expected to remain relatively flat or slightly lower for 2020, which could positively impact gasoline demand in 2020.

•
Global ethanol demand as reported by the EIA continues to increase with increased exports to various foreign markets, in response to higher blending mandates and octane demand within the foreign countries. Worldwide exports from the U.S. increased almost 24% between calendar years 2018 and 2017. Brazil, Canada and India remain the three largest customers, and accounted for almost 60% of all U.S. ethanol exports in 2018. The top 5 countries accounted for 69% and 75% of U.S. ethanol exports in 2018 and 2017, respectively. In 2018, exports to South Korea and the Netherlands more than doubled during the year. Shipments to other small countries collectively increased 37% in 2018 from 2017, and total exports exceeded 250 million gallons. For the last six months of 2018, ethanol exports increased more than 14%

compared to the last six months of 2017. Despite the imposition of a 20% tariff on U.S. ethanol imports above a specified quota back in September of 2017, Brazilian demand has remained as our largest exporter due to inter-harvest sugar shortages. In September 2017, China’s National Development and Reform Commission, the National Energy Board and 15 other state departments issued a joint plan to expand the use and production of biofuels containing up to 10% ethanol by 2020. However, China, the number six importer of U.S. ethanol in 2017, fell to number eight during calendar year 2018 due to a 70% tariff imposed on imports of U.S. ethanol. China has announced increased tariffs on ethanol in retaliation to the U.S. announcement of tariffs on Chinese steel.

We currently believe that our margins will remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the EPA. Escalation in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability during the balance of Fiscal 2019. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol decline. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war is a great threat to the U.S. agriculture economy in the short term. Almost 70% of U.S. agricultural exports are sold to destinations that are currently being negotiated or involved in trade disputes.
Our distiller grain margins have been impacted positively in the short term due to plant shutdowns and plant slowdowns by local competitors which resulted in increased demand for our dried distiller grains (DDG) and wet distiller grains (WDG). We have experienced a price increase of 26.9% for the six months ended March 31, 2019, as compared to the six months ended March 31, 2018, on only a 4.7% increase of tons sold for those same periods. In 2018, an estimated 31 percent of U.S. DDG production was exported, and 2018 was the second highest export year on record for DDG. U.S. exports of DDG to China, at onetime our largest market, continues to be impacted since 2016 by countervailing against U.S. product These duties have adversely imported export volume to China, as they were ranked 17th in export volume in 2018. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. Domestic demand for distiller grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, revised per SAB No. 108 as discussed previously in Note 2, stated as a percentage of revenue for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$53,190	100.0%	$53,551	100.0%
Cost of Goods Sold
Material Costs	39,319	73.9%	38,173	71.3%
Variable Production Expense	8,152	15.3%	8,127	15.1%
Fixed Production Expense	6,097	11.5%	6,988	13.1%
Gross Profit (Loss)	(378)	(0.7)%	263	0.5%
General and Administrative Expenses	1,174	2.2%	1,056	2.0%
Interest and other expense, net	215	0.4%	135	0.2%
Net (Loss)	$(1,767)	(3.3)%	$(928)	(1.7)%

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2019 and 2018.

	Six Months Ended March 31, 2019		Six Months Ended March 31, 2018
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$106,572	100.0%	$104,097	100.0%
Cost of Goods Sold
Material Costs	78,146	73.3%	71,051	68.3%
Variable Production Expense	16,380	15.4%	15,998	15.4%
Fixed Production Expense	12,013	11.3%	14,171	13.5%
Gross Profit (Loss)	33	—%	2,877	2.8%
General and Administrative Expenses	2,676	2.5%	2,434	2.3%
Interest and other expense, net	384	0.3%	284	0.3%
Net Income (Loss)	$(3,027)	(2.8)%	$159	0.2%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. The decrease in revenue was attributable to the overall decrease in commodity prices for ethanol which was partially offset by an increase in prices for distillers grains and corn oil. During the three months ended March 31, 2019, the average price per gallon of ethanol decreased by 3.4% as compared to the same period in 2018, coupled with a 5.7% decrease in gallons of ethanol sold. The net effect was an 8.9% decrease in ethanol revenue for the three months ended March 31, 2019. The decrease in ethanol prices resulted principally from industry production fluctuating in order to align production with ethanol demand due to EPA granting of waivers for small producers resulting in higher inventories which continued to drive ethanol prices lower. During the six months ended March 31, 2019, the average price per gallon of ethanol decreased 7.0% as compared to the first six months ended March 31, 2018 , but the price decrease was offset by an increase of 2.4% in the volume of gallons sold. The net effect was a 4.8% reduction in ethanol revenue. Ethanol production had grown to meet record exports to countries other than China in late 2018, but the domestic market had stopped growing as small company waivers totalling15% of the ethanol annual target had been granted by the EPA.

An increase in the average price per ton of distillers grains of approximately 24.2% coupled with a 7.3% increase in volume sold resulted in an increase of 32.4% in revenue for this category in the three months ended March 31, 2019 as compared to the same three month period in 2018. Distillers grain revenue increased as some ethanol plants recently started to slow down ethanol production, and correspondingly distiller grain production, and also distiller grain exports showed continued strong demand from Southeast Asia. For the six months ended March 31, 2019, the average price per ton for distillers grains increase 26.9% compared to the corresponding period in 2018, and volume increase 4.7% for tons of distiller grains sold. Overall, revenue increased 32.8% for distiller grains in the six months ended March 31, 2019 compared to the six months ended March 31, 2018. Last year's revenue for distillers grain was also lower due to decreased demand from China exports resulting from the antidumping and countervailing duties imposed on distillers grains produced in the United States that China had implemented in 2017.

Corn oil revenue increased 38.2% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018 with higher volume of 18.9% aided by an increase in corn oil prices of 16.2% per pound. The corn oil yield was relatively flat during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For the six months ended March 31, 2019 as compared to the six months ended March 31, 2018, corn oil revenue increased increased 24.0% as higher volume of 17.4% was coupled with a price increase of 5.6%. Our market for corn oil is primarily local middlemen that compete for our available supply.

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$39,172	73.6%	$43,018	80.3%
Distillers Grains	10,776	20.3%	8,083	15.1%
Corn Oil	2,979	5.6%	2,155	4.0%
Other	263	0.5%	295	0.6%

	Six Months Ended March 31, 2019		Six Months Ended March 31, 2018
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$78,793	73.9%	$82,739	79.5%
Distillers Grains	21,412	20.1%	16,113	15.5%
Corn Oil	5,842	5.5%	4,713	4.5%
Other	525	0.5%	532	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 100.7% and 99.5% for the three months ended March 31, 2019 and 2018, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 15.4% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Corn used in ethanol sold decreased by 4.3% in the three months ended March 31, 2019 from 2018 on an increase of 3.6% in ethanol production. For the six months ended March 31, 2019 and 2018, respectively, our cost of good sold as a percentage of our revenues was 100.0% and 97.2%. The average price of corn used in ethanol production per bushel increased 7.7% compared to the six months ended March 31, 2018, while the corn used in ethanol production increased 4.6% for the six months ended March 31, 2019 from 2018 on a total production increase of 4.1%.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $1.3 million decrease to our cost of goods sold for the three months ended March 31, 2019, compared to a decrease of $(2.4) million for the three months ended March 31, 2018. For the six months ended March 31, 2019, our realized and unrealized gains (losses) related to our derivatives and hedging for corn resulted in a ($1.8) decrease to our cost of goods sold compared to a decrease of ($0.4) for the six months ended March 31, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses showed an increase of 3.1% when comparing the three months ended March 31, 2019 to the three months ended March 31, 2018 due to higher energy costs of 15.9% which were basically offset by a reduction in chemical costs. For the six months ended March 31, 2019 compared to the six months ended March 31, 2018, variable production expenses increased 2.4%, as higher energy costs of 9.6% were partially offset by lower chemical costs of 5.4%.
Fixed production expenses decreased 12.8% for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Lower depreciation expense was due to 10 year equipment that matured in Fiscal 2018 and lower repair and maintenance costs were the primary reason for the decreased expenses in this category. For the six months ended March 31, 2019 compared to the same time period for 2018, lower depreciation costs and repairs and maintenance costs were the primary reasons for the 15.2% reduction to this category.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2019 increased 11.2% compared to the three months ended March 31, 2018, primarily due to increased accounting, consulting and legal fees. For the six months ended March 31, 2019 compared to the same time period for 2018 , administrative expenses increased 9.9% , primarily due to timing of corporate obligations and the Chief Executive Officer ("CEO") search and associated bonus and moving expenses incurred in connection with the replacement of the retiring CEO in the first quarter of Fiscal 2019.
Other Expense

Our other expenses were $0.2 million for the three months ended March 31, 2019 compared to $0.1 million for the three months ended March 31, 2018, primarily due to timing on patronage dividends received in 2018. Even though the Company has borrowed more on our revolver bank account in 2019 compared to 2018, we have been able to keep interest expenses relatively flat. For the six months ended March 31, 2019 compared to the same time period in 2018, other expenses were $0.4 million and 0.3 million, respectively. The receipt of patronage dividends in 2018 was the primary difference.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the six months ended March 31, 2019. This is a non-cash charge, and is re-evaluated every quarter for significant changes in value.

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

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018

EBITDA
Net Income (Loss)	$(1,767)	$(928)	$(3,027)	$159
Interest Expense	261	242	452	472
Depreciation	2,556	3,001	5,134	6,218
EBITDA	1,050	2,315	2,559	6,849

Unrealized Hedging (Gain)	(263)	(425)	(989)	(888)

Modified EBITDA	$787	$1,890	$1,570	$5,961

Liquidity and Capital Resources
The Company has certain loan agreements with FCSA and CoBank (the "FCSA Credit Facility"). The FCSA Credit Facility provides the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the FCSA Credit Facility is LIBOR plus 3.35%.
As of March 31, 2019, we had a cash balance of $1.1 million, $17.8 million available under the Revolving Term Loan and working capital of $16.3 million.

During the third quarter of Fiscal 2019, we estimate that we will require cash of approximately $40.1 million for our primary input of corn and $3.9 million for our energy sources of electricity, steam, and natural gas.
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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 9, 2019	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	May 9, 2019	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer