Form 10-Q
period 2019-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2019-08-07
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2019

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

As of June 30, 2019, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2019	September 30, 2018
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,076	$1,440
Accounts receivable	1,388	1,135
Accounts receivable, related party	6,248	11,537
Derivative financial instruments	3,487	1,046
Inventory	19,848	13,526
Prepaid expenses and other	509	341
Total current assets	32,556	29,025

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	235,394	229,813
Office and other equipment	1,803	1,625
	239,261	233,502
Accumulated depreciation	(129,304)	(121,634)
Net property, plant and equipment	109,957	111,868

Other assets	1,447	1,738
Total Assets	$143,960	$142,631

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2019	September 30, 2018
	(Unaudited)
Current Liabilities
Accounts payable	$2,984	$3,183
Accounts payable, related party	11	18
Derivative financial instruments	—	1,567
Accrued expenses	7,079	7,500
Accrued expenses, related parties	5,813	601
Current maturities of notes payable	2,077	6,560
Total current liabilities	17,964	19,429

Long Term Liabilities
Notes payable, less current maturities	27,156	15,333
Other long-term liabilities	2,983	2,834
Put option liability, related party	—	5,400
Total long term liabilities	30,139	23,567

Members' Equity
Members' capital, 13,327 units issued and outstanding	87,165	87,165
Accumulated earnings	8,692	12,470
Total members' equity	95,857	99,635

Total Liabilities and Members' Equity	$143,960	$142,631

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Revenues	$53,505	$53,611	$160,077	$157,708
Cost of Goods Sold
Cost of goods sold-non hedging	54,275	55,346	162,637	156,919
Realized & unrealized hedging (gains)	(1,372)	(470)	(3,195)	(823)
	52,903	54,876	159,442	156,096

Gross Margin (Loss)	602	(1,265)	635	1,612

General and administrative expenses	1,061	1,809	3,737	4,243

Operating (Loss)	(459)	(3,074)	(3,102)	(2,631)

Interest and other expense, net	292	265	676	549

Net (Loss)	$(751)	$(3,339)	$(3,778)	$(3,180)

Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	13,327	13,327	13,327
(Loss) per unit - basic	$(56.35)	$(250.54)	$(283.48)	$(238.61)
(Loss) per unit - diluted	$(56.35)	$(250.54)	$(283.48)	$(238.61)
Distributions per unit - basic	$—	$—	$—	$500.00
Distributions per unit - diluted	$—	$—	$—	$500.00

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total

Balance, September 30, 2017	$87,165	$21,644	$108,809
Net Income	—	1,087	1,087
Distributions ($500 per unit)	—	(6,663)	(6,663)
Balance, December 31, 2017	87,165	16,068	103,233
Net (Loss)	—	(928)	(928)
Balance, March 31, 2018	87,165	15,140	102,305
Net (Loss)	—	(3,339)	(3,339)
Balance, June 30, 2018	$87,165	$11,801	$98,966

Balance, September 30, 2018	$87,165	$12,470	$99,635
Net (Loss)	—	(1,260)	(1,260)
Balance, December 31, 2018	87,165	11,210	98,375
Net (Loss)	—	(1,767)	(1,767)
Balance, March 31, 2019	87,165	9,443	96,608
Net (Loss)	—	$(751)	$(751)
Balance, June 30, 2019	$87,165	$8,692	$95,857

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(3,778)	$(3,180)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	7,670	8,753
Amortization	54	54
Loss on disposal of property and equipment	—	526
Change in other assets, net	291	41
(Increase) decrease in current assets:
Accounts receivable	5,036	(1,289)
Inventories	(6,322)	(333)
Prepaid expenses and other	(168)	(100)
Derivative financial instruments	(2,441)	(338)
Increase (decrease) in current liabilities:
Accounts payable	(206)	(1,317)
Derivative financial instruments	(1,567)	542
Accrued expenses	4,791	789
Increase in other long-term liabilities	(5,251)	262
Net cash provided by (used in) operating activities	(1,891)	4,410

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,759)	(4,832)
Proceeds from sale of property and equipment	—	50
Net cash (used in) investing activities	(5,759)	(4,782)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	—	(6,663)
Proceeds from debt	137,960	101,292
Payments on debt	(130,674)	(94,537)
Net cash provided by financing activities	7,286	92

Net (decrease) in cash and cash equivalents	(364)	(280)

CASH AND CASH EQUIVALENTS
Beginning	1,440	1,487
Ending	$1,076	$1,207

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$633	$687

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements are as of and for the three months and nine months ended June 30, 2019 and 2018, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2018 ("Fiscal 2018") contained in the Company’s Annual Report on Form 10-K. See revision considerations related to form amounts presented in Form 10-K in the paragraph below. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Revision
The Company has applied SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior year misstatements on the current-year financial statements, and by evaluating the error measured under each method in light of quantitative and qualitative factors. Under SAB No. 108, prior year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements, even though such correction previously was and continues to be immaterial to the prior year financial statements. Correcting prior year financial statements for such “immaterial errors” does not require previously filed reports to be amended. Such corrections will be made the next time the Company files current year financial reports and references the prior year.
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
As of September 30, 2018, the impact of the revision on the balance sheet was $3.6 million as summarized below in the Accumulative revision to Balance Sheet table. Additionally, items on the statements of operations were revised including activity in the three and nine months ended June 30, 2019 and the three and nine months ended June 30, 2018 as summarized below in the Revision to Statements of Operations table.

Accumulative revision to Balance Sheet (Dollars in thousands) as of:
		September 30, 2018
Increase in current liabilities		$722
Increase in long term liabilities		2,834
Decrease in accumulated earnings		3,556

Revision to Statements of Operations (Dollars in thousands except income (loss) per unit)
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018
Increase in cost of goods sold	$—	$94
(Increase) in net (loss)	—	(94)
(Increase) in net (loss) per unit	—	(7.02)

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Increase in cost of good sold	$187	$281
(Increase) in net (loss)	(187)	(281)
(Increase) in net (loss) per unit	(14.03)	(21.06)

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

Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Most of the accounts receivable are receivables from Bunge. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of June 30, 2019 and September 30, 2018, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.

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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of June 30, 2019, the Company had no contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 5.0 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2019, the Company was committed to purchasing 5.4 million bushels of corn on a forward contract basis resulting in a total commitment of $21.6 million. In addition, the Company was committed to purchase 1.0 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2019 and September 30, 2018 at market value are as follows:

	Balance Sheet Classification	June 30, 2019	September 30, 2018
		in 000's	in 000's
Futures and option contracts
In gain position		$1,239	$583
In loss position		(237)	(82)
Cash held by broker		1,499	545
Forward contracts, corn		986	—
	Current asset	3,487	1,046

Forward contracts, corn		—	1,567
	Current liability	—	1,567
Net futures, options, and forward contracts		$3,487	$(521)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and nine months ended June 30, 2019 and 2018 consist of the following:

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(3,298)	$1,802	$(4,072)	$2,121
Futures and option corn contracts	Cost of Goods Sold	1,926	(2,272)	877	(2,944)

Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consists of an agreement between the Company and ICM, Inc. that contains a conditional obligation to repurchase feature. In accordance with accounting for put options as a liability, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. Using this model, the estimated value did not change significantly from September 30, 2018 to June 30, 2019. The put option liability was reclassified to accrued expenses - related party as the option will be exercised within a year.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net (loss) for basic earnings per unit	$(751)	$(3,339)	$(3,778)	$(3,180)
Net (loss) for diluted earnings per unit	$(751)	$(3,339)	$(3,778)	$(3,180)

Denominator:
Weighted average units outstanding - basic	13,327	13,327	13,327	13,327
Weighted average units outstanding - diluted	13,327	13,327	13,327	13,327
(Loss) per unit - basic	$(56.35)	$(250.54)	$(283.48)	$(238.61)
(Loss) per unit - diluted	$(56.35)	$(250.54)	$(283.48)	$(238.61)

Recently Issued Accounting Pronouncements
Leases
In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. The Company will implement ASU 2016-02 in October 2019, when fiscal 2020 starts. The Company will include a right to use assets for approximately $9.0 million and a corresponding liability at the start of the next fiscal year for the operating leases.

Note 3:  Inventory
Inventory is comprised of the following:

	June 30, 2019	September 30, 2018
	(000)	(000)
Raw Materials - corn	$6,735	$4,095
Supplies and Chemicals	4,983	4,747
Work in Process	1,931	1,421
Finished Goods	6,199	3,263
Total	$19,848	$13,526

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

As of June 30, 2019, there was $10.9 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	June 30, 2019	September 30, 2018
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.35% (5.76% at June 30, 2019)	$1,500	$6,000
Revolving Term Loan bearing interest at LIBOR plus 3.35% (5.76% at June 30, 2019)	25,099	12,894
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	2,711	3,129
	29,310	22,023
Less Current Maturities	2,077	6,560
Less Financing Costs, net of amortization	77	130
Total Long Term Debt	27,156	15,333

The approximate aggregate maturities of notes payable as of June 30, 2019 are as follows:

2020	$2,077

2021	1,683

2022	6,608

2023	18,942
Total	$29,310

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and September 30, 2018, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	June 30, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,239	$986	$—

Liabilities:
Derivative financial instruments	237	—	—
Put option liability	—	—	5,400

	September 30, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$583	$—	$—

Liabilities:
Derivative financial instruments	82	1,567	—
Put option liability	—	—	5,400

The following table summarizes the assumptions used in computing the fair value of the put options subject to fair value accounting at June 30, 2019 and September 30, 2018

	June 30, 2019	September 30, 2018
Put option assumptions:
Risk-free interest rate	2.57%	2.57%
Expected volatility	22%	22%
Expected life (years)	0.50	1.25
Exercise price	$10,897	$10,897
Company unit price	$5,500	$5,500

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the nine months ended June 30, 2019 and for Fiscal 2018 that ended September 30, 2018:

	June 30, 2019	September 30, 2018
Beginning Balance	$5,400	$5,700
Change in Value	—	(300)
Ending Balance	$5,400	$5,400

Note 6:   Related Party Transactions
Bunge
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one additional five-year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Bunge did not provide notice to the Company of an election not to renew within the 180-day non-renewal notice period and therefore, the term of the Ethanol Agreement will be automatically extended until December 31, 2024. The Company incurred ethanol marketing expenses of $0.4 million during both of the three months ended June 30, 2019 and 2018, and $1.1 million during both of the nine months ended June 30, 2019 and 2018, under the Ethanol Agreement.
Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Bunge did not provide notice to the Company of an election not to renew within the 180-day non-renewal notice period and therefore, the term of the DG Purchase Agreement will be automatically extended until December 31, 2024. The Company incurred distillers grains marketing expenses of $0.3 million during both of the three months ended June 30, 2019 and 2018, and $1.0 million and $0.9 million during the nine months ended June 30, 2019 and 2018, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Bunge did not provide notice to the Company of an election not to renew within the 180-day non-renewal notice period and therefore, the term of the Agency Agreement will be automatically extended until December 31, 2024. Expenses for corn procurement by Bunge were $0.2 million during both of the three months ended June 30, 2019 and 2018, and $0.5 million during both of the nine months ended June 30, 2019 and 2018.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 25,500 acres of Enogen corn for the fiscal year ending September 30, 2019 ("Fiscal 2019"). Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless Bunge provides the Company with notice of election not to renew no later than 180 days prior to the expiration of the initial term. Bunge did not provide notice to the Company of an election not to renew within the 180-day non-renewal notice period and therefore, the term of the Services Agreement will be automatically extended until December 31, 2024. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November 2016, the Company reduced the number of leased ethanol cars to 323. In both November 2013 and January 2015 the Company reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. The Company subleased 40 hopper cars to an unrelated third party, which sublease expired March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which was phased in over the fourth quarter of Fiscal 2018, and was implemented during the first quarter of Fiscal 2019. The Company received an up front assignment/payment, and the net result will be financially neutral, and the number of side-leased railcars by the Company remains the same.
The Company entered into an amendment to the Railcar Agreement effective March 24, 2019 to provide for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. Under the terms of the amended Railcar Agreement, the original DOT111 cars will be leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 111 hopper cars will be leased over a three year term running from March 24, 2019 to March 31, 2022 and continuing on a month-to-month basis thereafter. The Company's lease of the hopper cars will terminated upon the expiration of all such hopper cars. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 25% as compared to the prior lease terms. The ethanol cars and hopper cars repairs and maintenance revision expenses flowed through the financial statements for Fiscal 2009 to the end of the second quarter of Fiscal 2019 should be adequate to cover normal wear and tear expenses, but the Company will monitor to determine if any revisions to the cost estimates are in order. Expenses under the Railcar Agreements were $0.8 million for the three months ended June 30, 2019 and $1.0 million for the three months ended June 30, 2018, net of subleases and accretion. Expenses for the nine months ended June 30, 2019 and 2018, were $2.7 million and $2.9 million, respectively, for railcar lease expenses.
ICM

In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. ICM’s right to sell the ICM Units to the Company expires on January 1, 2020. The put option liability was reclassified to accrued expenses - related party as the option will be exercised within a year.

Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol, distillers grains, and syrup produced by the Company. Revenues from Bunge were $50.8 million and $51.2 million for the three months ended June 30, 2019 and 2018, respectively, and $151.2 million and $150.3 million for the nine months ended June 30, 2019 and 2018, respectively.

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

Executive Overview of Ethanol Industry
The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. Adding to the supply/demand imbalance is the stance taken by the former administrator of the Environmental Protection Agency (the "EPA") , Scott Pruitt, with regard to the issuance of “hardship waivers” to so-called small refineries. These waivers allowed the recipient to no longer comply with the requirements of the Renewable Fuel Standard (the "RFS") which is discussed further below. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RIN’s are a tradeable commodity given that if refiners (obligated parties) need additional RIN’s to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RIN’s. The EPA’s allowance of numerous waivers has driven the price for RIN’s from 75 cents in January 2018 to 12 cents on May 20, 2019.
Domestic ethanol use is around 14 billion gallons per year. The industry currently has capacity to produce over 16 billion gallons. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in the first four months of 2019, the last available month of data from the U.S. Energy Information Administration ("EIA") on ethanol for exports, export volume is down 22.7% compared to the first four months of 2018. This decrease is primarily due to the reduction of exports to Brazil, the largest customer of U.S. ethanol, by over 24%. Despite the reduction in exports to Brazil, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports to these three countries have accounted for almost 65% of all U.S. ethanol exports in 2019. The top 5 countries accounted for 76% and 72% of U.S. ethanol exports from October through April 2019 and 2018, respectively. In 2019, exports to India, South Korea and the Philippines have increased more than 60% from October 2018 to April 2019. International trade disputes with China and the imposition of tariffs have resulted in no exports to China in the past six months.
On March 12, 2019, the EPA proposed regulatory changes to allow gasoline blended with up to 15 percent ethanol (E15) to utilize the One-Pound Waiver under the Clean Air Act which allows for the sale of E15 during the summer months. At the end of May 2019, the EPA finalized the rule extending the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 14 summer driving season. This rule is being challenged in an action filed in Federal District Court for the DC Circuit; however, the One-Pound Waiver is in effect, and E15 is able to be sold during the summer driving season.
On March 14, 2019, EPA Administrator Wheeler approved five additional small refinery waivers. It is not known if the EPA will reallocate these exemptions to , or allow these to be effective reductions to the RFS targets as had been recently done by former EPA Administrator Pruitt. On June 11, 2019, twelve U.S. Senators from the Midwest sent Administrator Wheeler a letter requesting him to cease issuing RIN waivers under the hardship rule. On that same day, President Trump visited our ethanol plant.People he met with and speakers at the event voiced their displeasure with the RIN waivers. According to Reuters, President Trump has directed members of his Cabinet to review the EPA's use of waivers exempting small refineries from the nations biofuel policy.
In order to drive positive results in a negative margin environment, we need to continue to improve on our operational efficiencies. Therefore, our management team and Board of Directors has approved several projects to enhance our plant's operational efficiencies and we are in the process of implementing these projects. We continue to evaluate opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the carbon index ("CI") of the ethanol we produce. Two technology providers were engaged to generate engineering reports that outlined the cost/benefit of their respective processes. The initial reports were received by management staff and presented to our Board.
In addition, we are also continuing with our efforts to de-bottleneck the production process. We are currently working on the installation of a dehydration membrane technology that is expected to allow for a more efficient increase in dehydration capability and slight reduction in our CI score. We expect this new technology to be fully implemented in the fourth quarter of Fiscal 2019.

Recent Regulatory Developments

Renewable Fuel Standard

The ethanol industry receives support through the Federal Renewable Fuels Standard (the “RFS”) which has been, and will continue to be, a driving factor in the growth of ethanol usage. The RFS requires that each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that allows refiners to use renewable fuel blends in those areas of the country where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements renewable fuel at 19.92 billion gallons of renewable fuel (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Proposed 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons, and 30 billion gallons, respectively, statutory mandates , with significant reductions in the volume requirements for advanced biofuels as well.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in court; however, the One-Pound Waiver is in effect, and E15 is being sold during the summer driving season.

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

Although the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule all maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons this number does not take into account waivers granted by the EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. As of July 2019, the EPA has approved 54 exemptions for compliance years 2016 and 2017 totaling 800 million gallons for 2016 and 1.82 billion gallons for 2017. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. As of July 2019, there are 38 waiver applications pending for compliance year 2018. Although the EPA had previously announced that is was suspending the waiver program pending review in 2019, the industry has not seen any evidence to support this position and in fact, on March 14, 2019, Administrator Wheeler granted five additional small refinery waivers for 2018. The EPA has not denied a single exemption request since 2015 and the EPA did not address reallocating lost blending volumes, nor mention the impact of the "hardship" waivers on the volume requirements set out in the Final 2019 Rule or the Proposed 2020 Rule.

The resulting surplus of RINs in the market has brought values down significantly to under $0.20. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA's current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

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

In 2017, the D.C. Circuit ruled in favor of biofuel groups against the EPA related to its decision to lower the 2016 volume requirements by 500 million gallons. As a result, the court remanded to the EPA to make up for the 500 million gallons. Despite this, during the 2019 volume requirement rulemaking, the EPA stated it does not intend to make up the 500 million gallons as the court directed, citing potential burden on obligated parties. It is anticipated litigation will ensue from this matter.

On February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA challenging the EPA’s failure to address small refinery exemptions in the Final 2019 Rule.

Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule together with the application of the One-Pound Waiver to E15 permitting the year round sale of E15 signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 2.2% during the three months ended June 30, 2019 as compared to the same period in the previous fiscal year. In addition, there was a slight decrease of 0.8% in ethanol shipments during the three months ended June 30, 2019 as compared to the prior year. Ethanol prices decreased 5.5% for the nine months ended June 30, 2019 as compared the nine months ended June 30, 2018. Somewhat offsetting the price reduction was a 1.4% increase in the ethanol shipments during the corresponding nine month period.
Management currently believes that despite ethanol price changes, the ethanol outlook for the fourth quarter of our fiscal year ending September 30, 2019 ("Fiscal 2019") as well as the outlook for certain of our co-products will remain flat due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") increased the estimate for 2018/19 ending corn stocks to 2.2 billion bushels from 1.8 billion bushels. For 2018/19, the USDA lowered corn consumption for ethanol and co-products to 5.5 billion bushels and lowered their forecast for the corn supply to 14.4 billion bushels. The USDA lowered corn price estimates for Fiscal 2019 and lowered the yield per acre and production numbers from those set forth in the October 2018 report.

•
The EIA released in its Short Term Energy Outlook report in July 2019, and indicated that U.S. gasoline demand is expected to remain flat at 9.3 million bpd; however, the EIA forecasts that gasoline demand will increase in 2020 and if such increase is realized, will set a new record for gasoline consumption. The EIA's July 2019 report also forecasts that retail gasoline prices are forecast to decline by 3.0% compared with 2018 levels which supports the EIA forecast for increased gasoline. Any increase in gasoline demand could have a positive impact on ethanol demand. The EIA July 2019 report also forecasts that gasoline prices are expected to increase 4.2% in 2020; however, the EIA forecasts that despite the higher price, gasoline demand in 2020 will increase.

•
Global ethanol demand as reported by the EIA decreased in the last 6 months from 2018 record levels for exports to various foreign markets, in spite of higher blending mandates and octane demand within the foreign countries. Worldwide exports from the U.S. decreased 7.6% between November 2018 and April 2019, the last available month information was published. Brazil, Canada and India remain the three largest customers, and accounted for almost 65% of all U.S. ethanol exports from November 2018 to April 2019. The top 5 countries accounted for 76% for this time period. Despite the imposition of a 20% tariff on U.S. ethanol imports above a specified quota back in September of 2017, Brazil has remained as our largest exporter due to inter-harvest sugar shortages, although shipments have decreased almost 25% as compare to the comparable period last year.

We currently believe that our margins will remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the EPA. Escalation in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability during the balance of Fiscal 2019. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol remain low or decline further. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war with foreign countries is a great threat to the U.S. agriculture economy in the short term.
Our distiller grain margins have been impacted positively in the short term due to plant shutdowns and plant slowdowns by local competitors which resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We have experienced a price increased of 19.0% for the nine months ended June 30, 2019, as compared to the nine months ended

June 30, 2018, on only a 4.5% increase of tons sold for those same periods. In the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, we saw a price increase of 4.8% and a volume increase of 4.1% for a 9.1% increase in revenue for this category. In 2018, an estimated 31% of U.S. DDG production was exported, and 2018 was the second highest export year on record for DDG. U.S. exports of DDG to China, at onetime our largest market, continues to be impacted since 2016 by countervailing against U.S. product. These duties have adversely imported export volume to China, as they were ranked 17th in export volume in 2018. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. Domestic demand for distiller grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, revised per SAB No. 108 as discussed previously in Note 2, stated as a percentage of revenue for the three months ended June 30, 2019 and 2018.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$53,505	100.0%	$53,611	100.0%
Cost of Goods Sold
Material Costs	38,201	71.4%	38,121	71.1%
Variable Production Expense	7,305	13.7%	7,748	14.5%
Fixed Production Expense	7,397	13.8%	9,007	16.8%
Gross Profit (Loss)	602	1.1%	(1,265)	(2.4)%
General and Administrative Expenses	1,061	2.0%	1,809	3.4%
Interest and other expense, net	292	0.5%	265	0.4%
Net (Loss)	$(751)	(1.4)%	$(3,339)	(6.2)%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2019 and 2018.

	Nine Months Ended June 30, 2019		Nine Months Ended June 30, 2018
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$160,077	100.0%	$157,708	100.0%
Cost of Goods Sold
Material Costs	116,347	72.7%	109,172	69.2%
Variable Production Expense	23,685	14.8%	23,746	15.1%
Fixed Production Expense	19,410	12.1%	23,178	14.7%
Gross Profit	635	0.4%	1,612	1.0%
General and Administrative Expenses	3,737	2.4%	4,243	2.7%
Interest and other expense, net	676	0.4%	549	0.3%
Net (Loss)	$(3,778)	(2.4)%	$(3,180)	(2.0)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended June 30, 2019, the average price per gallon of ethanol decreased by 2.2% as compared to the same period in 2018, coupled with a 0.8% decrease in gallons of ethanol sold. The net effect was an 3.0% decrease in ethanol revenue for the three months ended June 30, 2019. The decrease in ethanol prices resulted principally from industry production fluctuating in order to align production with ethanol demand due to EPA granting of waivers for small producers resulting in higher inventories, which continued to drive ethanol prices lower. During the nine months ended June 30, 2019, the average price per gallon of ethanol decreased 5.5% as compared to the first nine months ended June 30, 2018 , but the price decrease was partially offset by an increase of 1.4% in the volume of gallons sold. The net effect was a 4.2% reduction in ethanol revenue. Domestic ethanol production grew to meet record exports to countries other than China in late 2018, but domestic demand has stopped growing as a result of the significant number of small refinery waivers granted by the EPA. During the first few month of 2019, ethanol exports to foreign counties has been reduced, especially to Brazil, which when combined with the small refinery waivers, has led to a significant oversupply of domestic ethanol inventories and has had an adverse impact on ethanol demand and ethanol prices.

An increase in the average price per ton of distillers grains of approximately 4.8% coupled with a 4.1% increase in volume sold resulted in an increase of 9.1% in revenue for this category in the three months ended June 30, 2019 as compared to the same three month period in 2018. Distillers grain revenue increased as some ethanol plants recently started to slow down ethanol production, and correspondingly distiller grain production, and also distiller grain exports showed continued strong demand from Southeast Asia. For the nine months ended June 30, 2019, the average price per ton for distillers grains increased 19.0% compared to the corresponding period in 2018, and volume increased 4.5% for tons of distiller grains sold. Overall, revenue increased 24.4% for distiller grains in the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. Last year's revenue for distillers grain was also lower due to decreased demand from China exports resulting from the antidumping and countervailing duties imposed on distillers grains produced in the United States that China had implemented in 2017.

Corn oil revenue increased 19.9% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018 with higher volume of 117.5% offset by corn oil prices that were almost 50% per pound less when compared to the same period in the prior year. For the nine months ended June 30, 2019 as compared to the nine months ended June 30, 2018, corn oil revenue increased increased 22.7% as higher volume of 129.4% was coupled with a similar price reduction exceeding 50%. Our market for corn oil is primarily local middlemen that compete for our available supply.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$40,857	76.4%	$42,124	78.6%
Distillers Grains	9,840	18.4%	9,017	16.8%
Corn Oil	2,529	4.7%	2,109	3.9%
Other	279	0.5%	361	0.7%

	Nine Months Ended June 30, 2019		Nine Months Ended June 30, 2018
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$119,649	74.8%	$124,863	79.2%
Distillers Grains	31,254	19.5%	25,130	15.9%
Corn Oil	8,372	5.2%	6,822	4.3%
Other	802	0.5%	893	0.6%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 98.9% and 102.4% for the three months ended June 30, 2019 and 2018, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 0.3% in the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Corn used in ethanol sold increased by 1.9% in the three months ended June 30, 2019 from 2018 on an increase of 1.7% in ethanol production. For the nine months ended June 30, 2019 and 2018, respectively, our cost of good sold as a percentage of our revenues was 99.6% and 99.0%. The average price of corn used in ethanol production per bushel increased 5.9% compared to the nine months ended June 30, 2018, while the corn used in ethanol production increased 3.9% for the nine months ended June 30, 2019 from 2018 on a total production increase of 3.3%.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $1.4 million decrease to our cost of goods sold for the three months ended June 30, 2019, compared to a decrease of $0.5 million for the three months ended June 30, 2018. For the nine months ended June 30, 2019, our realized and unrealized gains (losses) related to our derivatives and hedging for corn resulted in a $3.2 million decrease to our cost of goods sold compared to a decrease of $0.8 million for the nine months ended June 30, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses decreased 5.7% when comparing the three months ended June 30, 2019 to the three months ended June 30, 2018 due to a reduction in chemical costs. For the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018, variable production expenses decreased 0.3%, as higher energy costs of 6.7% were offset by lower chemical costs of 8.3%.
Fixed production expenses decreased 17.9% for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Lower repair and maintenance costs and equipment rental during the annual shutdown was the primary reason for the decreased expense in this category. For the nine months ended June 30, 2019 compared to the same time period for 2018, lower repair and maintenance costs along with lower depreciation costs, as in 2018 ten year assets became fully depreciated,were the primary reasons for the 16.3% reduction to this category.
General & Administrative Expense

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2019 decreased 41.3% compared to the three months ended June 30, 2018, primarily due to one time charge in 2018 of $0.5 million for a loss on fixed assets, as well as lower accounting, consulting and legal fees and decreased bonus expenses. For the nine months ended June 30, 2019 compared to the same time period for 2018 , administrative expenses decreased 11.9%, primarily due to the loss on fixed assets for $0.5 million noted above and the timing of corporate obligations and the Chief Executive Officer ("CEO") search and associated bonus and moving expenses incurred in connection with the replacement of the retiring CEO in the first quarter of Fiscal 2019.
Other Expense

Our other expenses were $0.3 million during both of the three months ended June 30, 2019 and 2018.. Even though the Company has borrowed more on our revolver bank account in 2019 compared to 2018, we have been able to keep interest expenses relatively flat. For the nine months ended June 30, 2019 compared to the same time period in 2018, other expenses were $0.7 million and 0.5 million, respectively. The receipt of patronage dividends in 2018 was the primary difference.
Change in fair value of put option liability

There was no change in the fair value of the put option liability with ICM during the nine months ended June 30, 2019. This is a non-cash charge, and is re-evaluated every quarter for significant changes in value.
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

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

EBITDA
Net (Loss)	$(751)	$(3,339)	$(3,778)	$(3,180)
Interest Expense	298	299	750	771
Depreciation	2,537	2,535	7,670	8,753
EBITDA	2,084	(505)	4,642	6,344

Unrealized Hedging (Gain) Loss	(2,065)	653	(3,055)	(235)

Modified EBITDA	$19	$148	$1,587	$6,109

Liquidity and Capital Resources
The Company has certain loan agreements with FCSA and CoBank (the "FCSA Credit Facility"). The FCSA Credit Facility provides the Company with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the FCSA Credit Facility is LIBOR plus 3.35%.
As of June 30, 2019, we had a cash balance of $1.1 million, $10.9 million available under the Revolving Term Loan and working capital of $14.6 million.

During the fourth quarter of Fiscal 2019, we estimate that we will require cash of approximately $52.5 million for our primary input of corn and $4.8 million for our energy sources of electricity, steam, and natural gas.
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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 7, 2019	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	August 7, 2019	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer