Form 10-K
period 2019-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2019-12-20
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

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

As of March 31, 2019, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $44,668,200.
As of September 30, 2019, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.
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
On March 24, 2019 the Company entered into an amendment to the Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), a related party, for the lease of 323 ethanol cars and 111 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains.  Under the Railcar Agreement, the original DOT111 tank cars are leased over a four year term from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to be effective in May 2023. The 111 hopper cars are leased over a three year term running from March 24, 2019 to March 31, 2022 which term will continue on a month-to-month basis thereafter. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 25% as compared to the prior lease terms. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to Bunge from time to time when the cars are not in use in our operations. We work with Bunge to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. In June 2017, we also entered into a second 36 month lease for an additional 30 non-insulated tank cars from an unrelated third party leasing company (this was in addition to the 30 non-insulated tank cars leased from that company signed December 2015).
Employees
We had 62 full time employees, as of September 30, 2019.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
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
We produced 129.3 million and 127.9 million gallons of ethanol for the fiscal years ended September 30, 2019 ("Fiscal 2019") and September 30, 2018 (“Fiscal 2018”), respectively, and approximately 75.4% and 77.9% of our revenue was derived from the sale of ethanol in Fiscal 2019 and Fiscal 2018, respectively.
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

In Fiscal 2019, we sold 0.6% more tons of distillers grains compared to Fiscal 2018. Approximately 19.0% and 17.2% of our revenue was derived from the sale of distillers grains in Fiscal 2019 and Fiscal 2018, respectively.
Syrup sales constitute 0.2% of our revenue in Fiscal 2019 and Fiscal 2018 , respectively.
Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 10.8% more tons of corn oil in Fiscal 2019 than in Fiscal 2018, with approximately 5.1% and 4.4% of our revenue generated from corn oil sales, respectively.
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

Air Products pays us a base price per ton, which acts as a floor price, Air Products will pay us an additional amount based on Air Products profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which Air Products agrees to pay us for a minimum number of tons each year. CO2 was 0.3% of our revenue in both years for Fiscal 2019 and Fiscal 2018.

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
According to the U.S. Energy Information Administration (the "EIA"), in the first seven months of 2019, ethanol exports decreased 16% as compared to the first seven months of 2018. Although Brazil continues to import the largest percentage of ethanol produced in the United States, tariffs implemented by Brazil on U.S. ethanol imports have significantly reduced Brazilian demand. Canada represents the second largest export destination for U.S. ethanol with India in third place. Exports of U.S. ethanol to these three countries constitute almost 60% of all U.S. ethanol exports. South Korea and the Philippines represent the remaining countries in the top 5 for destinations for U.S. ethanol exports in the first seven months of 2019.

Although Brazil remained the largest export destination for U.S. ethanol, Brazilian demand fell from 32% of domestic ethanol exports in 2018 to 26% in 2019. Ethanol exports to Brazil continue to be impacted by the 20% tariff on U.S. ethanol imports in excess of 150 million liters, or 39.6 million gallons per quarter, imposed in September 2017 by Brazil’s Chamber of Foreign Trade (CAMEX). A rise in crude oil prices and the domestic price of high gasoline blends in Brazil has made ethanol importation economic even after paying the tariff. It remains to be seen if Brazil’s CAMEX will raise tariffs further in response, especially as new corn ethanol plants come on line in Brazil.

Similar to Brazil, tariffs implemented by China on U.S. ethanol has essentially eliminated China as an export market for U.S. ethanol. China was included in the top export markets during the first half of 2018; however, approximately 99% of the exports to China occurred in the first three months of 2018 and since then, U.S. ethanol exports to China have been reduced to zero due to increased tariffs. There is also potential for the imposition of tariffs by other countries in addition to Brazil and China due to trade disputes with the United States which could reduce the overall export demand and therefore could have a negative impact on ethanol prices. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement")where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact on the ethanol market cannot be determined at this time.

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

Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exports have increased and may continue to increase as worldwide acceptance grows. However, according to the U.S. Grains Council (the "USGC"), U.S. distillers grains annual exports through August 31, 2019 were approximately 7% lower than distillers grains exports for the same nine-month period last year with Mexico, South Korea, Vietnam, Indonesia, and Canada accounting for 56% of total U.S. distillers grains export volumes.
Historically, the United States ethanol industry exported a significant amount of distillers grains to China; however, exports to China have significantly decreased as a result of the Chinese antidumping and countervailing investigations and the implementation of significant duties on importing into China distillers grains produced in the United States. The imposition of these duties resulted in materially decreased demand from China requiring U.S. producers to seek out alternative export markets, including Mexico, Canada and Vietnam. In 2017, the Minister of Agriculture and Rural Development of Vietnam lifted the suspension which blocked imports of U.S. dried distiller’s grains which had been in place since December 2016. As a result, Vietnam became the fourth largest U.S. market export in the twelve month period ending August 2018 and was the third largest importer of U.S. DDGS in the first 8 months of 2019. The lift of this suspension resulted in increased exports to Vietnam; however, there is no guarantee that the Vietnamese export market will sustain this growth. In addition, recent trade disputes with other countries have created additional uncertainty as to future export demand for U.S. distillers grains. On December 13, 2019, the U.S. and China announced the Phase One Agreement where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact on the distillers grain market cannot be determined at this time.
We market and distribute all of the corn oil we produce directly to end users or middlemen within the domestic market. The corn oil that we produce is not food grade corn oil and therefore cannot be used for human consumption. However, corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

We sell carbon dioxide directly to Air Products and we market and distribute all of the corn oil we produce directly to buyers in the domestic market.
Distribution Methods
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement with Bunge which was further amended and restated on October 23, 2017 to include specific provisions for loading and shipment of ethanol by truck (the “Ethanol Agreement”). Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, but will automatically renew for one five-year term unless terminated by the parties in accordance with the terms of the agreement.
We entered into a Distillers Grain Purchase Agreement, as amended (“DG Agreement”) with Bunge, under which Bunge is obligated to purchase from us and we are obligated to sell to Bunge all distillers grains produced at our Facility.
The initial term of the DG Agreement runs until December 31, 2019, and will automatically renew for one additional five year term unless terminated by the parties in accordance with the terms of the agreement.  Under the DG Agreement, Bunge pays us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price is the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company. Bunge receives a marketing fee consisting of a percentage of the net sales price, subject to a minimum and maximum amount. Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs are all freight charges, fuel surcharges, and other access charges applicable to delivery of distillers grains.  Rail lease charges are the monthly lease payment for rail cars along with all administrative and tax filing fees for such leased rail cars.
We market and distribute all of the corn oil we produce directly to buyers within the domestic market.
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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. During Fiscal 2019, corn prices were higher compared to Fiscal 2018 due primarily to concerns that the size of the 2019/20 crop would be negatively affected by substandard spring planting conditions resulting from wet weather and flooding in the upper Midwest. In November 2019, the United States Department of Agriculture (the “USDA”) revised their estimates for the 2019/2020 corn production to decrease its forecast to 13.7 million bushels which is down approximately 0.9% from the October forecast and 5% from 2018/2019 crop production. Based on November 1 conditions, the USDA forecasts average corn yields at 167 bushels per acre which is down slightly from the October forecast. The USDA forecast for area harvested for corn remains at 81.8 million acres which is an increase of 0.1% as compared to the prior year.
Our management expects that corn prices will continue to increase slightly through the first two quarters of our fiscal year ended September 30, 2020 (“Fiscal 2020”) as a result of the lower levels of production and yield forecasted by the USDA, as well as carryover levels from the prior year. However, if corn prices rise more than expected, it will have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the rising corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

    Our Facility needs approximately 48.3 million bushels of corn annually, to produce 140 million gallons of ethanol, or approximately 132,300 bushels per day.  During Fiscal 2019 we purchased 2.2% more corn compared to Fiscal 2018, which was obtained entirely from local markets.  The Company and Bunge are also parties to an Amended and Restated Grain Feedstock Agency Agreement (the “Agency Agreement”).  The Agency Agreement provides that Bunge will procure corn for the Company and the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless terminated by the parties in accordance with the terms of the agreement.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“Enogen Corn”) for a portion of its ethanol production needs. The Company contracted directly with growers to produce Enogen Corn for sale to the Company. Consistent with our Agency Agreement with Bunge, we also entered into a Services Agreement with Bunge regarding corn purchases (the “ Services Agreement ”). Under this Services Agreement, we originate all Enogen Corn contracts for our Facility and Bunge assists us with certain administrative matters related to Enogen Corn, including facilitating delivery to our Facility. Fiscal year 2019 Enogen Corn deliveries constituted 12.6% of all corn deliveries, a decrease from Fiscal 2018's level of 13.4%.
Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 23,000 MMBTUs of energy are required to produce a gallon of ethanol.  It is our goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDGS as compared to DDGS.
In September 2019, the Company went on line with the Whitefox Integrated Cartridge Efficiency (ICE) system to push towards more efficient operations in our plant. This technology benefits the plant through energy reduction, purity flexibility and debottlenecking of the distillation and dehydration processes. Energy efficiency is expected to improve by over 1,000 BTU's per gallon of ethanol produced, which results in steam savings and carbon emission reductions.
Steam

Unlike most ethanol producers in the United States which use natural gas as their primary energy source, we have access to steam as a one of our energy sources in addition to natural gas. Historically, we have changed between steam and natural gas depending on energy costs and other factors.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  The Steam Contract links our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. The Steam Contract expires in November 2024. During Fiscal 2019, we purchased approximately 20.5% more steam compared to Fiscal 2018. The increase in Fiscal 2019 was due to a contractual obligation specified in our contract with MidAm and their plant availability. The price for steam increased 11.0% in Fiscal 2019 as compared to Fiscal 2018. Steam availability from MidAm continues to be volatile as a result of MidAm’s increased utilization of wind energy, rather than coal, since Fiscal 2017.
Natural Gas

Although steam has traditionally been considered our primary energy source, natural gas accounted for approximately 44.8% of our energy usage in Fiscal 2019, compared to 60.5% in Fiscal 2018. The decrease in our natural gas usage was due to increased steam availability and obligations specified in our contract with MidAm. We have two natural gas boilers for use when our steam service is temporarily unavailable. Natural gas is also needed for incidental purposes.  We entered into a natural gas supply agreement with Encore Energy in April of 2012 to fulfill our natural gas needs at the Gas Daily Midpoint pricing.
Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2019 we used approximately 2.2% more electricity compared to Fiscal 2018. This was primarily due to slightly higher production levels during 2019 as compared to 2018.

Water

We require a supply of water typical for the industry for our production process.  Our primary water source comes from the underground Missouri River aquifer via our three onsite wells. The majority of the water used in an ethanol plant is recycled back into the plant.  All our ground water is treated through our onsite water oxidation system.  This filtered water is used throughout our process.  We do treat (polish) some of this filtered water for boiler and cooling tower make-up with our Reverse Osmosis (RO) system to minimize any elements that will harm the boiler and steam systems as permitted.  We send some of our non-process contact water back to the Missouri River.  The makeup water requirements for the cooling tower are primarily a result of evaporation and cooling.  We also evaporate much of our water through our dryer system for dried corn distillers grains.  The rest of our process water is recycled back into the plant, which minimizes waste of our water supply.
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
Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other domestic plants.  As of November 2019, the Renewable Fuels Association ("RFA") estimated that there were 208 installed ethanol production facilities in the United States with a total capacity of 16.6 billion gallons based on nameplate capacity and seven additional plants under expansion or construction with capacity to produce an additional 270 million gallons. Further, the RFA has estimated that approximately 7% of the ethanol production capacity in the United States is idled.

Since ethanol is a commodity product, competition in the industry is predominately based on price. The top five producers account for almost half of domestic production. We are in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than we have and each of which is producing significantly more ethanol than we produce. In addition, we believe that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production. In recent years, the ethanol industry has also seen increased competition from oil companies who have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year.

We may be at a competitive disadvantage compared to our larger competitors and the oil companies who are capable of producing a significantly greater amount of ethanol, have multiple ethanol plants that may help them achieve certain efficiencies and other benefits that we cannot achieve with one ethanol plant or are able to operate at times when it is unprofitable for us to operate. For instance, ethanol producers that own multiple plants may be able to compete in the marketplace more effectively, especially during periods when operating margins are unfavorable, because they have the flexibility to run certain production facilities while reducing production or shutting down production at other facilities. These large producers may also be able to realize economies of scale which we are unable to realize or they may have better negotiating positions with purchasers.  Further, new products or methods of ethanol production developed by larger and better-financed competitors could create competitive advantages over us.

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
Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Several large companies produce ethanol in Brazil, including affiliates of Bunge. Brazilian imports account for less than 1% of U.S. ethanol consumed. Many in the ethanol industry are concerned that certain provisions of the Renewable Fuel Standard (the "RFS") as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS2 requirement to blend 4.9 billion gallons of advanced biofuels.
In March 2015, the Brazilian government increased the required percentage of ethanol in vehicle fuel sold in Brazil to 27% from 25% which, along with more competitively priced ethanol produced from corn, significantly reduced U.S. imports of ethanol produced in Brazil as compared to prior years. However, EIA data shows that during the first eight months of 2019, U.S. ethanol imports from Brazil increased to 84 million gallons from 21 million gallons in the first eight months of calendar 2018. If U.S. imports of ethanol from Brazil continue to increase, this could reduce demand for domestic ethanol and adversely impact ethanol prices in the U.S.
In order to address supply issues after the sugarcane harvest, some Brazilian ethanol plants have become "flex plants" enabling them to process year round with local corn as well as sugarcane. Two new processing plants are under construction which will substantially increase Brazilian ethanol production and thereby increase the inventory available for U.S. ethanol imports. Any additional increase in ethanol imports from Brazil will further increase domestic ethanol supplies in the United States and may result in ethanol price decreases.
Based on the current strength of the United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, it is possible that ethanol imports from Brazil may increase in Fiscal 2020 which will further impact the level of ethanol supplies in the United States and may result in ethanol price decreases.
Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Iowa Renewable Fuels Association, as of November 2019, Iowa had 42 ethanol refineries in production, with a combined nameplate capacity to produce 4.5 billion gallons of ethanol.  For Nebraska, the RFA reports there are currently 26 existing ethanol plants in production in Nebraska, with a combined ethanol nameplate production capacity of approximately 2.2 billion gallons.

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
Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the RFA 2019 Ethanol Outlook (the "RFA 2019 Outlook") , ethanol plants produced almost 41.3 million metric tons of distillers grains and other animal feed.  We compete with other producers of distillers grains products both locally and nationally.
The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2019 Outlook, which comprises 77% of distiller grains consumption. In recent years, an increasing amount of distillers grains have been used in the swine, poultry and fish markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.
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
Principal Supply & Demand Factors
Ethanol

Ethanol prices stayed low during Fiscal 2019, as small refinery waivers granted by the Environmental Protection Agency (the "EPA") affecting the RFS created significant uncertainty in the market as well as the lack of federal action until May 31, 2019 on implementing the year-round use of E15 ethanol which did not allow for sufficient time to enable the ethanol industry to fully capitalize on increased E`15 sales during the 2019 peak summer driving season. Higher corn prices during Fiscal 2019 also impacted the margins on ethanol production.
Management currently expects ethanol prices will continue to adjust to the supply and demand factors of ethanol and oil and will generally fluctuate with, but not be directly correlated to, the price of corn.
Management believes the industry will need to grow both retail product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term.
Management also believes it is important that ethanol blending capabilities of the gasoline market be expanded to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand retail ethanol distribution and blending infrastructure, which would allow the ethanol industry to supply ethanol to markets in the United States that are not currently selling significant amounts of ethanol. On June 1, 2019, President Trump initiated rulemaking to expand fuel waivers for E15 to allow year round sale of fuel blends containing gasoline up to a 15% blend of ethanol.Although there have been significant developments towards the availability of E15 in the marketplace and the recent EPA final rule allowing the year-round sale of E15, there are still obstacles that could inhibit meaningful market penetration by E15.

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
Management expects that distillers grain prices will continue to generally follow the price of corn during Fiscal 2020.
Competition for Supply of Corn

During crop year 2018/19, according to the USDA November 2019 report, 81.7 million acres of corn were harvested, which was down 1.1% from 2017. Although there were less acres planted, the expected yield is 176.4 bushels per acre, which is basically flat compared to 2017's results. For the crop year 2019/20, current projections are 81.8 million acres of corn to be harvested, but the yield per acre is projected to fall to 167.0 bushels per acre. This was due to adverse weather conditions during planting season and mid spring flooding in some parts of the Midwest. Prices for corn are expected to continue to increase as a result of the lower levels of production and yields forecasted by the USDA.
Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to RFA 2019 Ethanol Industry Outlook, as of September 2019, there were 44 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced. A new ethanol plant in Atlantic, Iowa commenced operations in the third quarter of calendar year 2018, which continues to effect the Company's corn deliveries and prices paid for corn.
We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2017/2018, 5.6 billion bushels of U.S. corn were used in ethanol production, with 7.1 billion bushels being used in food and other industrial uses, and 2.4 billion bushels used for export.  For the crop year 2018/19, bushels of U.S. corn for ethanol production fell to 5.4 billion bushels used in ethanol production, with 6.8 billion bushels being used in food and other industrial uses, and 2.1 billion bushels used for export. As of November 2019, the USDA has forecast the amount of corn to be used for ethanol production during the current marketing year flat at 5.4 billion bushels with flat forecasts for food and industrial use and for exports.
Federal Ethanol Support and Governmental Regulations

RFS and Related Federal Legislation

The ethanol industry is dependent on, and receives significant federal support from, the Federal Renewable Fuels Standard (the “RFS”) which has been and will continue to be a driving factor in the growth of ethanol usage. The RFS requires that in each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that does not require that any renewable fuels be used in any particular area or state, allowing refiners to use renewable fuel blends in those areas where it is most cost-effective.   The U.S. Environmental Protection Agency (the “EPA”) is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.
The RFS original statutory volume requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.
Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements renewable fuel at 20.04 billion gallons of renewable fuel (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. A public hearing on the Proposed 2020 Rule was held in July and the public comment period expired on August 30, 2019. The final rule was expected to be issued in November 2019.
However, on October 15, 2019, the EPA released a supplemental notice seeking additional comments on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. The EPA is expected to finalize the Proposed 2020 Rule and the issues set out in the supplemental notice later in 2019.
Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Proposed 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.
Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. the Final 2018 Rule represent the first year the total proposed volume requirements were more than 20% below statutory levels. In response, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates therefore triggering the mandatory reset under the RFS. The EPA is now statutorily required to modify statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

In October 2018, the Trump administration released timelines for certain EPA rulemaking initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable statutory volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022.
Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in court; however, the One-Pound Waiver is in effect, and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season.

Despite the recent actions by the Trump administration relating to E15, there continues to be uncertainty regarding the future of the RFS as a result of the significant number of waivers granted by the EPA exempting certain small refiners from the volume purchase requirements of the RFS. Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.
Although the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule all maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons this number does not take into account waivers granted by the EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. These waivers allowed the recipient to no longer comply with the requirements of the RFS.
The EPA has substantially expanded the granting of these waiver requests since 2015 with 7 waivers granted for compliance year 2015, 19 granted for compliance year 2016, and 35 granted for compliance year 2017. Although the EPA had previously announced that it was suspending the waiver program pending review in 2019, the industry has not seen any evidence to support this position and in fact, on August 9, 2019, the EPA announced that it had granted 31 waiver applications for compliance year 2018 with two additional waiver applications still pending. The EPA also failed to address reallocating lost blending volumes, nor mention the impact of the "hardship" waivers on the volume requirements set out in the Final 2019 Rule or the Proposed 2020 Rule. The waivers granted for the 2018 compliance year alone effectively reduced the amount of biofuel required to enter the nation’s fuel supply by exempting 7.4% of the total RFS renewable fuel 2018 volume mandate, or about 1.43 billion gallons.
The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly. Since the RIN value helps to make higher blends of ethanol more cost effective, lower RIN values could negatively impact retailer and consumer adoption of E15 and higher blends. The EPA’s allowance of numerous waivers and the resulting surplus of RINs in the market has driven down RIN values significantly from RIN prices of 75 cents in 2016 and 2017 to under $0.20 so far in 2019. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.
In response to the EPA granting over 30 small refinery exemptions in 2019, over 15 plants have shut down while other plants have limited production. The RFA estimates that approximately 20 ethanol plants have been temporarily idled or permanently closed since the EPA began to expand the volume of the small refinery exemptions granted. The Trump Administration has not announced a plan to reallocate ethanol gallons lost to exemptions in the current year and therefore, the continued granting of waivers and the failure of the Trump Administration to take any action to reallocate the lost exemptions will continue to negatively impact ethanol demand and RIN and ethanol prices.
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
If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates is allowed to stand, if the volume requirements are further reduced, if the EPA continues to grant waivers to small refiners or if the EPA refuses to reallocate the lost blending volumes resulting from the previously granted small refiner waivers, the market price and demand for ethanol would be adversely effected which would negatively impact our financial performance.
On May 18, 2018, the Advanced Biofuel Association initiated a legal challenge to the EPA’s process for granting exemptions from compliance under the RFS to small refineries. In its petition, the Advanced Biofuel Association seeks judicial review of the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. The court dismissed the case on November 12, 2019, although agreed with the Advanced Biofuel Association that the EPA did not provide a "viable avenue for judicial review."
Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate Renewable Volume Obligations or "RVOs" under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.
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
E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline, which is available for use in flex fuel vehicles.   There are more than 24 million flex fuel vehicles on the road today, or approximately 8% of all vehicles, representing more vehicles than require premium gasoline today.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the Renewable Fuels Association, there are currently more than 24 million flexible fuel vehicles capable of operating on E85 in the United States and nearly all of the major automakers have available flexible fuel modes and have indicated plans to produce several million more flexible fuel vehicles per year.  The Renewable Fuels Association reports that there are more than 4,700 retail gasoline stations supplying E85 or other ethanol flex fuel blends.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 170,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption. The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
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
E15

E15 is a blend of higher octane gasoline and up to 15% ethanol.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 90% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association, this higher octane fuel is available in 30 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's, Hy-Vee, Growmark and Casey's all offer E15 to 2001 and newer vehicles today at several stations. One of the historic challenges with the growth of the E15 market is the fact that, the waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, does not apply to E15 or higher blends, even though it has similar physical properties to E10. On March 12, 2019, the EPA proposed regulatory changes to allow E15 to take advantage of the One-Pound Waiver and authorized the sale of E15 during the summer months even though it exceeds the Reid Vapor Pressure limitation. At the end of May 2019, the EPA finalized the rule extending the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in an action filed in Federal District Court for the D.C. Circuit.
In May 2015, the USDA announced that the agency will make significant investments in a biofuels infrastructure partnership to double the number of renewable fuel blender pumps that can supply consumers with higher ethanol blends, like E15 and E85. The program provides competitive grants, matched by states, to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E15, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. The USDA biofuels infrastructure partnership program had provided $210 million to fund the installation of new ethanol infrastructure at nearly 1,500 stations in 20 states. Installations began in 2016 and continued into 2019, which will significantly increase the number of stations selling both E15 and E85. The USDA reports that to date, 20 states have received BIP Federal Funding amounts of almost $100M that covers almost 1,500 stations with almost 5,000 proposed pumps.
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

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the Renewable Fuels Association, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 16.6 billion gallons in 2019. In addition, if ethanol production margins improve, owners of ethanol production facilities may increase production levels, thereby resulting in further increases in domestic ethanol inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of other factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

Increased demand for ethanol may require an increase in higher percentage blends for conventional automobiles.

Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace and the EPA recently issued a final rule allowing the year-round sale of E15, there are still obstacles to meaningful market penetration by E15. As a result, the approval of E15 may not significantly increase demand for ethanol

Reduced ethanol exports to Brazil could have a negative impact on ethanol prices.

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
We may have conflicting financial interests with Bunge that could cause it to put Bunge's financial interests ahead of ours.

Historically Bunge has been entitled to appoint two of our directors and have been, and are expected to be, involved in substantially all material aspects of our financing and operations. We have also entered into a number of material commercial arrangements with Bunge, as described elsewhere in this report.
Bunge and its affiliates may have conflicts of interest because Bunge and its employees or agents are involved as owners, creditors and in other capacities with other ethanol plants in the United States.  We cannot require Bunge to devote its full time or attention to our activities.  As a result, Bunge may have, or come to have, a conflict of interest in allocating personnel, materials and other resources to our Facility. Such conflicts of interest may reduce our profitability and the value of the units and could result in reduced distributions to investors.
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
The U.S. ethanol industry has long relied on railroads to deliver its product to market. We have leased ethanol cars which may need to be retrofitted or replaced to comply with final regulations adopted by the U.S. Department of Transportation, or DOT, to address concerns related to safety are adopted, which could in turn cause a shortage of compliant tank cars. The regulations call for a phase out within four years of the use of legacy DOT-111 tank cars for transporting highly-flammable liquids, including ethanol. The Canadian government also adopted new tank car standards which align with the new DOT standard and requires that its nation’s rail shippers use sturdier tank cars for transportation of crude oil and ethanol. Compliance with the final regulations could require upgrades or replacements of the Company's tank cars, and could have an adverse effect on the Company's operations as lease costs for tank cars may increase. Additionally, existing tank cars could be out of service for a period of time while such upgrades are made, tightening supply in an industry that is highly dependent on such railcars to transport its product.
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

A reduction in ethanol exports to China due to the imposition of a tariff on U.S. ethanol could have a negative impact on ethanol prices.
China has imposed a tariff on ethanol which is produced in the United States and exported to China which has negatively impacted exports of ethanol to China. The decrease has negatively impacted the market price of ethanol in the United States and could adversely impact our ability to profitably operate the Company. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact on the ethanol market cannot be determined at this time.

Decreases in exports of distillers grains to China have had, and could continue to have, a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability.

Historically, the United States ethanol industry exported a significant amount of distillers grains to China. However, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the

United States and announced a final ruling in 2017 which imposed substantial duties on US distillers grains. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties created significant trade barriers and have significantly decreased demand from China and the prices for distiller’s grains produced in the United States. Although the market has substantially adjusted to the loss of this key market, if alternative markets are not found and maintained, the failure of China to return as a significant export market for U.S. distillers grains combined with lower domestic corn prices could negatively impact the price of distillers grains and the profitability of the Company. On December 13, 2019, the U.S. and China announced the Phase One Agreement where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact on the distillers grain market cannot be determined at this time.

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
As a result of recent trade actions announced by the Trump administration and responsive actions announced by our trading partners, including by China, we may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. The Chinese government recently increased the tariffs on U.S. ethanol imports into China. The increased tariffs are expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices, especially given the current oversupply in domestic ethanol inventories. Despite the recent announcement of the Phase One Agreement, there is no guarantee that such trade deal will increase U.S. exports of ethanol or distillers grains to China or have a positive impact on the ethanol market or the distillers grain market.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.2 billion gallons per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements renewable fuel at 20.04 billion gallons of renewable fuel (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Proposed 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Proposed 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels and the Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates and therefore, triggering the mandatory reset under the RFS. The EPA is now statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. If the EPA were to significantly reduce the statutory volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

The EPA has recently expanded its use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. On October 15, 2019, the EPA released a supplemental notice seeking additional comment on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using an the number of gallons of relief recommended by the United States Department of Energy. If the EPA continues to grant waivers to smaller refineries and the Trump Administration fails to take any action to reallocate ethanol gallons lost to such waivers, the market price and demand for ethanol would be adversely affected which would negatively impact our financial performance.

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

Our Facility emits carbon dioxide as a by-product of the ethanol production process and we sell a portion of our carbon dioxide by-product to Air Products and Chemicals, Inc. pursuant to a Carbon Dioxide Purchase and Sale Agreement. The United States Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions.  Similar lawsuits have been filed seeking to require the EPA to regulate carbon dioxide emissions from stationary sources such as our ethanol plant under the Clean Air Act.  While there are currently no regulations applicable to us concerning carbon dioxide, if Iowa or the federal government, or any appropriate agency, decides to regulate carbon dioxide emissions by plants such as ours, we may have to apply for additional permits or we may be required to install carbon dioxide mitigation equipment or take other steps unknown to us at this time in order to comply with such law or regulation.  Compliance with future regulation of carbon dioxide, if it occurs, could be costly and may prevent us from operating the Facility profitably.
The California Low Carbon Fuel Standard may decrease demand for corn based ethanol which could negatively impact our profitability.

California passed a Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. The California LCFS and other state regulations aimed at reducing greenhouse gas emissions could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market and therefore, if we are unable to supply corn-based ethanol to California, this could negatively impact our ability to profitably operate the ethanol plant.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.
As of September 30, 2019, we had (i) 8,993 Series A Units issued and outstanding held by 846 persons, (ii) 3,334 Series B Units issued and outstanding held by Bunge, and (iii) 1,000 Series C Units issued and outstanding held by ICM.  We do not have any established trading market for our units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our units.

In connection with the payoff of subordinated debt held by ICM Investments, LLC (“ICM”), we entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “Unit Agreement”).  Under the Unit Agreement, we granted ICM the right to sell to us ICM’s 1,000 Series C and 18 Series A Membership Units (the “ICM Units”) commencing anytime during the earliest of several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise (the “Put Right”).
On August 16, 2019, we received notice of the exercise by ICM of its Put Right, applicable for all of the Series C and Series A Units held by ICM.  In its notice, ICM waived its right to a determination of fair market value and ICM agreed to accept the total of Eleven Million Ninety-Three Thousand One Hundred and Forty Six Dollars ($11,093,146), which is the purchase price of Ten Thousand Eight Hundred Ninety-Seven Dollars ($10,897) per unit stated in the Unit Agreement, multiplied by 1,000 Series C Units and 18 Series A Membership Units. On November 15, 2019, we closed the repurchase transaction and paid ICM $11, 093,146 for the 1,000 Series C Units and 18 Series A Units. As a result, as of the date of this report, we have (i) 8,975 Series A Units issued and outstanding held by 845 persons and (ii) 3,334 Series B Units issued and outstanding held by Bunge.
To date, we have made distributions totaling $28.9 million to our members, with no distributions made during Fiscal 2019 and distributions totaling $6.7 million in Fiscal 2018. We cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.
Item 6.     Selected Financial Data.
The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data for the years ended September 30, 2019 and 2018 and the selected income statement data and other financial data for such years have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	September 30, 2019	September 30, 2018
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	$1,075	$1,440
Total current assets	27,967	29,025
Total assets	$140,863	$142,631
Total current liabilities	$21,854	$18,707
Total long term liabilities	29,704	26,122
Total liabilities	51,558	44,829
Total members' equity	89,305	97,802
Total liabilities and members' equity	$140,863	$142,631

	Fiscal 2019	Fiscal 2018
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	$216,993	$214,990
Cost of Goods Sold	219,017	211,350
Gross Margin (Loss)	(2,024)	3,640
General and Administrative Expenses	4,837	4,972
Interest expense and other income, net	999	1,672
Change in fair value of put option liability	637	(300)
Net (Loss)	$(8,497)	$(2,704)
(Loss) per Unit:
(Loss) per unit -basic	$(637.58)	$(202.90)
(Loss) per unit -diluted	$(637.58)	$(202.90)

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

	Fiscal 2019	Fiscal 2018
	Amounts	Amounts
	in 000's (except per unit)	in 000's (except per unit)

Net (Loss)	$(8,497)	$(2,704)
Interest Expense, Net	1,069	992
Depreciation	10,230	11,372
EBITDA	2,802	9,660

Unrealized Hedging loss (gain)	(473)	245
Change in fair value of put option liability	637	(300)
Modified EBITDA	$2,966	$9,605

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

On November 26, 2019, the EPA approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated for up to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company anticipates completing the registration process by June 2020.

Industry Factors Affecting our Results of Operations

For Fiscal 2019 compared to Fiscal 2018, the average price per gallon of ethanol sold decreased 2.3%. Although there has been an increased supply of ethanol, we have also seen increased prices for crude oil and gasoline in Fiscal 2019 compared to Fiscal 2018 on relatively flat consumption.

Corn prices increased during Fiscal 2019 due to adverse weather conditions during planting season and mid-spring flooding in some parts of the Midwest. Prices for corn are expected to continue to increase as a result of the lower levels of production and yields forecasted by the USDA. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices continue to rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

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

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2019 and 2018.

	Fiscal 2019		Fiscal 2018
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$216,993	100.0%	$214,990	100.0%
Cost of Goods Sold
Material Costs	161,715	74.5%	148,804	69.2%
Variable Production Expense	31,498	14.5%	32,504	15.1%
Fixed Production Expense	25,804	11.9%	30,042	14.0%
Gross Margin (Loss)	(2,024)	(0.9)%	3,640	1.7%
General and Administrative Expenses	4,837	2.2%	4,972	2.3%
Other Expenses	1,636	0.8%	1,372	0.7%
Net (Loss)	$(8,497)	(3.9)%	$(2,704)	(1.3)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart at the bottom of this section displays statistical information regarding our revenues. The increase in revenue from Fiscal 2019 to Fiscal 2018 was due to the offset of ethanol revenue decreases by increased revenue in other revenue categories. For our main product ethanol, there was a decrease in the average price per gallon of ethanol of approximately 2.3% in Fiscal 2019 as compared to Fiscal 2018 (which was partially offset by a 0.2% increase in the volume of ethanol sold during Fiscal 2019 over Fiscal 2018). Offsetting the ethanol revenue decrease was an increase of 0.6% in the volume of distillers grains sold coupled with an increase in the average price per ton of distillers grains of approximately 10.9%. Corn oil revenue also increased 16.9% in Fiscal 2019 compared to Fiscal 2018 due to an increase of 5.5% in the price of corn oil as compared to the price of corn oil during Fiscal 2018 coupled with an increase of 10.8% in tons sold in Fiscal 2019 as compared to Fiscal 2018.

The decrease in the price of ethanol was due to lower industry production because of small refiner waivers granted by the EPA without requiring these gallons to be reallocated to other larger users. Lower domestic demand as consumer driving remained relatively flat compared to last year, and lower export demand resulted in an extremely tight year for the ethanol industry. In addition, because ethanol prices are typically directionally consistent with changes in corn and energy prices, higher corn prices were impacted by rising crude oil and gasoline prices throughout the fiscal year which did contribute to the unfavorable effect on ethanol prices.

The 10.9% increase in the average price of distillers grains was a contributing factor to the almost 12% increase to this revenue category. This increase, resulted principally from increased domestic demand due to local plant shutdown and slowdowns somewhat offset by a reduction in export demand during Fiscal 2019 as compared to Fiscal 2018.

During Fiscal 2019, corn oil prices increased 5.5% compared to Fiscal 2018, as a result of an increase in corn ground, and a 9% increase in yield efficiency in Fiscal 2019 as compared to Fiscal 2018. Increased market prices resulting from the higher prices for soybean oil which can be used as a substitute for corn oil in certain circumstances and is frequently a competing raw material to corn oil for biodiesel production. The price increase was enhanced by a 10.8% increase in tons sold. Although management believes that corn oil prices will remain relatively steady at the current price levels, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates at ethanol plants or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil unless an alternative demand for corn oil can be found.

	Fiscal 2019		Fiscal 2018
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$163,533	75.4%	$167,441	77.9%
Distiller's Grains	41,154	19.0%	36,883	17.2%
Corn Oil	11,116	5.1%	9,509	4.4%
Other	1,190	0.5%	1,157	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 100.9% and 98.3% for Fiscal 2019 and 2018, respectively, and increased due to the average price per gallon of ethanol decreasing by approximately 2.3% in Fiscal 2019 as compared to Fiscal 2018.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   Material costs increased as a result of the average price of corn used in ethanol production per bushel increasing by 2.5% in Fiscal 2019 from Fiscal 2018 on a 1.1% increase in production.
Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in a decrease of $2.8 million in our cost of goods sold for Fiscal 2019, compared to a decrease of $1.7 million in our cost of goods sold for Fiscal 2018.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
 Our average steam and natural gas energy cost increased 2.6% per MMBTU comparing Fiscal 2019 to Fiscal 2018. Variable production expenses showed an increase when comparing Fiscal 2019 to Fiscal 2018 due to the increase in energy costs resulting from the higher average cost per MMBTU of steam and natural gas which was partially offset by the lower cost of chemicals. Fixed production expenses were lower when comparing Fiscal 2019 to Fiscal 2018 due to lower repairs and maintenance charges,lease expenses due to resigning the railcar agreement and lower depreciation expenses.
General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 2.2% for Fiscal 2019 and 2.3% for Fiscal 2018.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2019 decreased 2.7% compared to Fiscal 2018.  The decrease in general and administrative expenses from Fiscal 2018 to Fiscal 2019 is due mainly to lower legal and professional fees.
Other Expense

Our other expenses were approximately $1.6 million and $1.4 million for Fiscal 2019 and 2018, respectively, and were approximately 0.8% and 0.7% of our revenues for Fiscal 2019 and 2018, respectively. The majority of this increase in other expenses was a result of the true up of the ICM put option partially offset by a one time 2018 write off of an investment.
Liquidity and Capital Resources
As of September 30, 2019, we had a cash balance of $1.1 million, $12.1 million available under the term revolver and working capital of $6.1 million.
In June 2014, the Company entered into a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”). The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provides us with a term loan of $30 million, due in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the Credit Agreement is LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility. The Company’s term loan and revolving term loan requires it to comply with specified financial covenants related to minimum local net worth, minimum current working capital, a minimum debt service coverage ratio and limitation on unit holder distributions. The Company was not in compliance with these covenants at September 30, 2019, but received a waiver from Cobank.

Effective November 8, 2019, we entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”). The following are the key modifications made by the Fourth Amendment:

•
The existing term note is replaced by an Amended and Restated Term Note with a maximum principal amount of $30,000,000, a maturity date of September 2024, principal payments of $7,500,000 per year and an interest rate of LIBOR + 340 basis points.

•
The limitation on distributions to members has been modified to permit distributions to members under two sets of conditions: (i) provided certain conditions are met, we may distribute up to 50% of net income to members with respect to any fiscal year; and (ii) subject to certain conditions, we may make a distribution to members if there was at least $1 of net income in the most recently-completed fiscal year, positive net income is reasonably projected for the year of distribution, and we have working capital of at least $30,000,000 before and after the distribution

•
Under the Fourth Amendment, there are two financial covenants: (i) we must maintain working capital of not less than $20,000,000 at the end of each month; and (ii) our debt service coverage ratio (net income divided by the mandatory annual principal payment of $7,500,000 on the Amended and Restated Term Note) at the end of each fiscal year must be at least 1.20 to 1.

The Fourth Amendment also expressly authorized the Company to repurchase the Class C Units and Class A Units of the Company owned by ICM for a purchase price equal to $11,093,146 which repurchase we completed on November 15, 2019.

We expect the prices of our primary input (corn) to increase slightly and our principal product prices (ethanol and distillers grains) to remain stable in the first quarter of Fiscal 2020, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins in the first quarter of Fiscal 2020 will be similar to our operating margins in the fourth quarter of Fiscal 2019.  We expect that in the last three quarters of Fiscal 2020 our margins will be steady if ethanol and corn prices maintain their stability.

Primary Working Capital Needs
Cash provided by operations for Fiscal 2019 and 2018 was $5.0 million and $9.9 million, respectively.  This change is primarily a result of a decrease in net income (loss) partially offset by an increase in accrued expenses.  For Fiscal 2019 and 2018, net cash (used in) investing activities was $(9.8) million and $(5.5) million, respectively, primarily for fixed asset additions.  For Fiscal 2019 and 2018, net cash flows provided by (used in) financing activities was $4.4 million and $(4.4) million, respectively due to increased revolver loan borrowings, partially offset by decreased distribution payments to members.
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
The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2019, the Company had 3.0 million gallons in open contracts for ethanol, 89 thousand tons of open contracts on dried distillers grains , 72 thousand tons of wet distillers grains, and 4.3 million pounds of corn oil on open contracts.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2019, the Company was committed to purchasing 3.6 million bushels of corn on a forward contract basis resulting in a total commitment of $14.6 million.   In addition the Company was committed to purchasing 311 thousand bushels of corn using basis contracts.
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
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. On August 16, 2019, ICM notified SIRE their notice to exercise the put option, but waived their right to determine the fair market value for their units. SIRE calculated the liability by utilizing the weighted average purchase price for Fiscal 2019 transactions. The change to the valuation methodology was made because the parameters of risk free interest rate, expected volatility, expected life and estimated exercise price no longer were applicable. Using weighted average sale prices for Fiscal 2019, the estimated value at September 30, 2019 was $6.0 million while the Monte Carlo method calculated $5.4 million at September 30, 2018.. SIRE settled the transaction during the First Quarter of Fiscal 2020 for $11.1 million (see Note 11).
Off-Balance Sheet Arrangements
We do not have any off balance sheet arrangements.
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of Southwest Iowa Renewable Energy, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC (the Company) as of September 30, 2019 and 2018, the related statements of operations, members’ equity and cash flows for each of the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Other Matter
As discussed in Note 2 to the financial statements, the 2018 financial statements, and the quarters during the years ended September 30, 2019 and 2018 have been restated to correct a misstatement.

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
Des Moines, Iowa
December 20, 2019

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2019	September 30, 2018
ASSETS
Current Assets
Cash and cash equivalents	$1,075	$1,440
Accounts receivable	1,431	1,135
Accounts receivable, related party	7,885	11,537
Derivative financial instruments	78	1,046
Inventory	17,167	13,526
Prepaid expenses and other	331	341
Total current assets	27,967	29,025
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	239,446	229,813
Office and other equipment	1,803	1,625
	243,313	233,502
Accumulated depreciation	(131,864)	(121,634)
Net property, plant and equipment	111,449	111,868

Other Assets	1,447	1,738
Total Assets	$140,863	$142,631

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$4,151	$3,183
Accounts payable, related parties	2	18
Derivative financial instruments	597	1,567
Accrued expenses	9,906	6,778
Accrued expenses, related parties	581	601
Accrued put option liability, related party	6,037	—
Current maturities of notes payable	580	6,560
Total current liabilities	21,854	18,707
Long Term Liabilities
Notes payable, less current maturities	25,832	15,333
Other long-term liabilities	3,872	5,389
Put option liability, related party	—	5,400
Total long term liabilities	29,704	26,122
Commitments (Notes 9 and 10)
Members' Equity
Members' capital
13,327 Units issued and outstanding	87,165	87,165
Retained earnings	2,140	10,637
Total members' equity	89,305	97,802
Total Liabilities and Members' Equity	$140,863	$142,631
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
Revenues	$216,993	$214,990
Cost of Goods Sold
Cost of goods sold-non hedging	221,842	213,024
Realized & unrealized hedging (gains) losses	(2,825)	(1,674)
	219,017	211,350

Gross Margin (Loss)	(2,024)	3,640

General and administrative expenses	4,837	4,972

Operating (Loss)	(6,861)	(1,332)

Other Expense
Interest expense and other income, net	999	1,672
Change in fair value of put option liability	637	(300)
	1,636	1,372

Net (Loss)	$(8,497)	$(2,704)

Weighted Average Units Outstanding -basic	13,327	13,327
Weighted Average Units Outstanding -diluted	13,327	13,327
(Loss) per unit -basic	$(637.58)	$(202.90)
(Loss) per unit -diluted	$(637.58)	$(202.90)
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total
Balance, September 30, 2017	$87,165	$20,004	$107,169
Net (Loss)	—	(2,704)	(2,704)
Distributions	—	(6,663)	(6,663)

Balance, September 30, 2018	$87,165	$10,637	$97,802
Net Loss	—	(8,497)	(8,497)

Balance, September 30, 2019	$87,165	$2,140	$89,305
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(8,497)	$(2,704)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	10,230	11,372
Amortization	71	72
Loss on disposal of property and equipment	—	498
Change in other assets, net	291	405
Change in fair value of put option liability	637	(300)
(Increase) decrease in current assets:
Accounts receivable	3,356	623
Inventory	(3,641)	(312)
Prepaid expenses and other	10	100
Derivative financial instruments	968	(1,023)
Increase (decrease) in other long-term liabilities	(1,517)	397
Increase (decrease) in current liabilities:
Accounts payable	952	(351)
Derivative financial instruments	(970)	656
Accrued expenses	3,108	438
Net cash provided by operating activities	4,998	9,871

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(9,811)	(5,562)
Proceeds from sale of property and equipment	—	50
Net cash (used in) investing activities	(9,811)	(5,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to members	—	(6,663)
Proceeds from notes payable	193,041	153,386
Payments on notes payable	(188,593)	(151,129)
Net cash provided by (used in) financing activities	4,448	(4,406)

Net (decrease) in cash and cash equivalents	(365)	(47)

CASH AND CASH EQUIVALENTS
Beginning	1,440	1,487
Ending	$1,075	$1,440

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$980	$952
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2019

Note 1:  Nature of Business
Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 140 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 128.0 million gallons and 127.8 million gallons of ethanol in Fiscal 2019 and Fiscal 2018, respectively. The Company sells its ethanol distillers grains, corn syrup, and corn oil in the continental United States, Mexico and the Pacific Rim.

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
Restatement
The Company has applied SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 states that registrants must quantify the impact of correcting all misstatements, including both the carryover (iron curtain method) and reversing (rollover method) effects of prior year misstatements on the current-year financial statements, and by evaluating the error measured under each method in light of quantitative and qualitative factors. Under SAB No. 108, prior year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting prior year financial statements.
In applying the requirements of SAB No. 108, the Company adjusted its repairs and maintenance accruals, which were understated, with respect to the tank cars and hopper cars the Company was leasing. The Company should have been booking a provision for repairs necessary to return the cars to the lessor in "normal" status. Since the lease was initiated in March of 2009, with a lease end date of March of 2019, adjustments to previous periods were required. Although the charges in any one quarter were not significant, the historical financial statements were restated with all appropriate entries being retrospectively reflected in the financial statements.
The Audit Committee of the Board of Directors of the Company concluded the interim unaudited condensed financial statements for the quarters ending in Fiscal 2018 and Fiscal 2019, as well as the audited annual financial statement for Fiscal 2018 needed to be restated. In Fiscal 2019, the repair and maintenance charges were identified and the original estimate was included in the Second Quarter ending March 31, 2019 for the quarter and year-to-date, as well as comparative quarterly Fiscal 2018 financial information. In the Fourth Quarter ending September 30, 2019, the Company discovered that the original estimated accrual per railcar was in error, and flowed through an additional amount per quarter starting in 2009 forward. The error corrections for the financial statements are included in the charts below. The quarterly information for each three month period in Fiscal 2018 need to be restated, as well as the annual total. In Fiscal 2019, the first quarter needed to be restated, while the second and third quarter were amended to correct the original estimate. The year end statement had not been filed, so the values presented for September 30, 2019, are the final, adjusted numbers. As of September 30, 2018, the impact of the restatement on the balance sheet to the audited financial statements was $5.4 million.

Fiscal 2018 - Annual	Original	Restated	Increase
Amounts in 000's	September 30, 2018	September 30, 2018	(Decrease)

Revenues	214,990	214,990	—
Cost of Goods Sold	210,783	211,350	567
Gross Margin	4,207	3,640	(567)

General and administrative expenses	4,972	4,972	—
Interest expense and other income, net	1,372	1,372	—
Net (Loss)	(2,137)	(2,704)	(567)
Net (Loss) per unit basic	$(160.35)	$(202.9)	$(42.55)
Net (Loss) per unit diluted	$(160.35)	$(202.9)	$(42.55)

ASSETS
Current Assets
Cash & cash equivalents	1,440	1,440	—
Accounts receivable	12,672	12,672	—
Inventory	13,526	13,526	—
Other current assets	1,387	1,387	—
Total Current Assets	29,025	29,025	—
Net property, plant and equipment	111,868	111,868	—
Other assets	1,738	1,738	—
Total Assets	142,631	142,631	—

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable, derivative financial instruments and accrued expenses	12,147	12,147	—
Current maturities of notes payable	6,560	6,560	—
Total Current Liabilities	18,707	18,707	—
Total Long Term Liabilities	20,733	26,122	5,389
Members' Capital	87,165	87,165	—
Accumulated Earnings	16,026	10,637	(5,389)
Total Liabilities and Members' Equity	142,631	142,631	—

Fiscal 2018 - Quarterly	Original	Restated	Original	Restated
Amounts in 000's	December 31, 2017	December 31, 2017	March 31, 2018	March 31, 2018

Revenues	50,546	50,546	53,551	53,551

Cost of Goods Sold	47,838	47,980	53,195	53,337
Gross Margin	2,708	2,566	356	214

General and administrative expenses	1,378	1,378	1,056	1,056
Interest expense and other income, net	149	149	135	135
Net Income (Loss)	1,181	1,039	(835)	(977)
Net Income (Loss) per unit basic	$88.62	$77.96	$(62.65)	$(73.31)
Net Income (Loss) per unit diluted	$82.09	$72.22	$(62.65)	$(73.31)

	Original	Restated	Original	Restated
	December 31, 2017	December 31, 2017	March 31, 2018	March 31, 2018
ASSETS
Current Assets
Cash & cash equivalents	2,489	2,489	1,275	1,275
Accounts receivable	11,601	11,601	12,945	12,945
Inventory	13,176	13,176	13,176	13,176
Other current assets	1,204	1,204	1,531	1,531
Total Current Assets	28,470	28,470	28,927	28,927
Net property, plant and equipment	115,237	115,237	114,655	114,655
Other assets	2,101	2,101	2,107	2,107
Total Assets	145,808	145,808	145,689	145,689

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable, derivative financial instruments and accrued expenses	21,250	21,250	7,108	7,108
Current maturities of notes payable	5,043	5,043	6,549	6,549
Total Current Liabilities	26,293	26,293	13,657	13,657
Total Long Term Liabilities	13,007	17,971	26,358	31,464
Members' Capital	87,165	87,165	87,165	87,165
Accumulated Earnings	19,343	14,379	18,509	13,403
Total Liabilities and Members' Equity	145,808	145,808	145,689	145,689

Fiscal 2018 - Quarterly	Original	Restated
Amounts in 000's	June 30, 2018	June 30, 2018

Revenues	53,611	53,611
Cost of Goods Sold	54,782	54,924
Gross Margin (Loss)	(1,171)	(1,313)

General and administrative expenses	1,809	1,809
Interest expense and other income, net	265	265
Net (Loss)	(3,245)	(3,387)
Net (Loss) per unit basic	$(243.49)	$(254.15)
Net (Loss) per unit diluted	$(243.49)	$(254.15)

	Original	Restated
	June 30, 2018	June 30, 2018
ASSETS
Current Assets
Cash & cash equivalents	1,207	1,207
Accounts receivable	14,584	14,584
Inventory	13,547	13,547
Other current assets	902	902
Total Current Assets	30,240	30,240
Net property, plant and equipment	113,729	113,729
Other assets	2,102	2,102
Total Assets	146,071	146,071

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable, derivative financial instruments and accrued expenses	11,569	11,569
Current maturities of notes payable	6,554	6,554
Total Current Liabilities	18,123	18,123
Total Long Term Liabilities	25,519	30,767
Members' Capital	87,165	87,165
Accumulated Earnings	15,264	10,016
Total Liabilities and Members' Equity	146,071	146,071

Fiscal 2019 - Quarterly	Original	Restated	Original	Restated
Amounts in 000's	December 31, 2018	December 31, 2018	March 31, 2019	March 31, 2019

Revenues	53,382	53,382	53,190	53,190
Cost of Goods Sold	52,878	53,020	53,568	53,617
Gross Margin (Loss)	504	362	(378)	(427)

General and administrative expenses	1,502	1,502	1,174	1,174
Interest expense and other income, net	169	169	215	215
Net (Loss)	(1,167)	(1,309)	(1,767)	(1,816)
Net (Loss) per unit basic	$(87.57)	$(98.22)	$(132.59)	$(136.26)
Net (Loss) per unit diluted	$(87.57)	$(98.22)	$(132.59)	$(136.26)

	Original	Restated	Original	Restated
	December 31, 2018	December 31, 2018	March 31, 2019	March 31, 2019
ASSETS
Current Assets
Cash & cash equivalents	1,042	1,042	1,101	1,101
Accounts receivable	9,909	9,909	9,776	9,776
Inventory	13,650	13,650	17,278	17,278

Other current assets	1,164	1,164	1,533	1,533
Total Current Assets	25,765	25,765	29,688	29,688
Net property, plant and equipment	109,714	109,714	107,697	107,697
Other assets	1,738	1,738	1,447	1,447
Total Assets	137,217	137,217	138,832	138,832

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable, derivative financial instruments and accrued expenses	17,110	17,964	9,850	11,650
Current maturities of notes payable	5,065	5,065	3,571	3,571
Total Current Liabilities	22,175	23,029	13,421	15,221
Total Long Term Liabilities	13,018	17,695	28,803	32,583
Members' Capital	87,165	87,165	87,165	87,165
Accumulated Earnings	14,859	9,328	9,443	3,863
Total Liabilities and Members' Equity	137,217	137,217	138,832	138,832

Fiscal 2019 - Quarterly	Original	Restated
Amounts in 000's	June 30, 2019	June 30, 2019

Revenues	53,505	53,505
Cost of Goods Sold	52,903	52,903
Gross Margin	602	602

General and administrative expenses	1,061	1,061
Interest expense and other income, net	292	292
Net (Loss)	(751)	(751)
Net (Loss) per unit basic	$(56.35)	$(56.35)
Net (Loss) per unit diluted	$(56.35)	$(56.35)

	Original	Restated
	June 30, 2019	June 30, 2019
ASSETS
Current Assets
Cash & cash equivalents	1,076	1,076
Accounts receivable	7,636	7,636
Inventory	19,848	19,848
Other current assets	3,996	3,996
Total Current Assets	32,556	32,556
Net property, plant and equipment	109,957	109,957
Other assets	1,447	1,447
Total Assets	143,960	143,960

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities

Accounts payable, derivative financial instruments and accrued expenses	15,887	17,687
Current maturities of notes payable	2,077	2,077
Total Current Liabilities	17,964	19,764
Total Long Term Liabilities	30,139	33,919
Members' Capital	87,165	87,165
Accumulated Earnings	8,692	3,112
Total Liabilities and Members' Equity	143,960	143,960

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
The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the risk of loss has been transferred to the marketing company and the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.
The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”).  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. ("Air Products”). Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2019 and 2018, management had determined no allowance is necessary.  Receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of September 30, 2019, the Company had commitments to sell 3.0 million gallons of ethanol , 89 thousand tons of dried distillers grains, 72 thousand tons of wet distillers grains and 4.3 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2019, the Company was committed to purchasing 3.6 million bushels of corn on a forward contract basis resulting in a total commitment of $14.6 million.  In addition the Company was committed to purchasing 311 thousand bushels of corn using basis contracts.
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
Derivatives not designated as hedging instruments along with cash due to brokers at September 30, 2019 and 2018 are as follows:

	Balance Sheet Classification	September 30, 2019	September 30, 2018
		in 000's	in 000's
Futures and option contracts
In gain position		$368	$583
In loss position		(364)	(82)
Cash held by broker		74	545
	Current asset	78	1,046

Forward contracts, corn	Current liability	597	1,567

Net futures, options, and forward contracts		$(519)	$(521)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2019 and 2018 consist of the following:

	Statement of Operations Classification	September 30, 2019	September 30, 2018
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$(1,530)	$1,894
Futures and option contracts (corn)	Cost of Goods Sold	(1,295)	(3,568)

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
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2019 or Fiscal 2018.
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
The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. On August 16, 2019, ICM notified SIRE of their intent to exercise the put option on their 1,018 units, but waived their right to determine the fair market value for their units. SIRE calculated the liability by utilizing the weighted average purchase prices for Fiscal 2019 transactions. In past years, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. The change to the valuation methodology was made because the parameters of risk free interest rate, expected volatility, expected life and estimated exercise price no longer were applicable. Using weighted average sale prices for Fiscal 2019, the estimated value at September 30, 2019 was $6.0 million, while the Monte Carlo method calculated $5.4 million at September 30, 2018. The Company bought the Series A and Series C Units held by ICM back for a total price of $11.1 million based on the exercise price outlined in the agreement. Equity was reduced by $5.1 million, and the accrued put option liability of $6.0 million was satisfied. (see Note 11) The carrying amount of the notes payable approximates fair value, as the interest rate is a floating rate. The terms are consistent with those available in the market as of September 30, 2019 and 2018, using level 3 inputs.

Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Diluted income per unit is adjusted for convertible debt, using the treasury stock method and the put option using the reverse treasury stock method. In Fiscal 2019, the put option did not impact diluted income per unit as it was anti-dilutive. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Twelve Months Ended
	September 30, 2019	September 30, 2018
Numerator:
Net (loss) for basic earnings per unit	$(8,497)	$(2,704)
Change in fair value of put option liability	$637	$(300)
Net (loss) for diluted earnings per unit	$(7,860)	$(3,004)

Denominator:
Weighted average units outstanding - basic	13,327	13,327
Weighted average units outstanding - diluted	13,327	13,327
(Loss) per unit - basic	$(637.58)	$(202.90)
(Loss) per unit - diluted	$(637.58)	$(202.90)

Recently Issued Accounting Pronouncements
Leases
In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. We implemented ASU 2016-02 in October 2019, when Fiscal 2020 started. The Company will include a right to use assets for approximately $8.2 million and a corresponding liability at the start of the next fiscal year for the operating leases.

Note 3:  Inventory
Inventory is comprised of the following at:

	September 30, 2019	September 30, 2018
	(in 000's)	(in 000's)
Raw Materials - corn	$4,270	$4,095
Supplies and Chemicals	5,063	4,747
Work in Process	1,724	1,421
Finished Goods	6,110	3,263
Total	$17,167	$13,526

Note 4:   Members’ Equity
At September 30, 2019 and 2018 outstanding member units were:

	September 30, 2019	September 30, 2018
A Units	8,993	8,993
B Units	3,334	3,334
C Units	1,000	1,000
	13,327	13,327

The Series A, B and C unit holders all vote on certain matters with equal rights.  Prior to the repurchase of all of the Series C Units, the Series C unit holders as a group elected one Board member,.  The Series B unit holders as a group have the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units. Based on this calculation, the Series B unit holders have the right to elect two Board members.  Series A unit holders as a group have the right to elect the four remaining Directors not elected by the Series C and B unit holders.

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

The Term Loan provides for payments by the Company to FCSA of quarterly installments of $1,500,000, which began on December 20, 2014 and matured September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires annual reductions in principal availability of $6,000,000 commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

As of September 30, 2019, there was $23.9 million outstanding under the FCSA Credit Facility, with $12.1 million available under the Revolving Term Loan.

Financing costs associated with the Credit Agreement Facility are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes financing costs using the effective interest method over the term of the related debt.

Note 6: Notes Payable

Notes payable consists of the following (in 000's):

	September 30, 2019	September 30, 2018
Term Revolver matured September 20, 2019	$—	$6,000
Revolving term loan bearing interest at LIBOR plus 3.35% (5.37% at September 30, 2019)	23,902	12,894
Other with interest rates from 3.50% to 4.15% and maturities through 2022	2,569	3,129
	26,471	22,023
Less Current Maturities	580	6,560
Less Financing Costs, net of amortization	59	130
Total Long Term Debt	25,832	15,333

Approximate aggregate maturities of notes payable as of September 30, 2019 are as follows (in 000's):

2020	$580

2021	589

2022	7,302

2023	18,000

Total	$26,471

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
Put Option liability. The put option liability consists of an agreement between the Company and ICM that contains a conditional obligation to repurchase feature. On August 16, 2019, ICM notified SIRE their notice to exercise the put option, but waived their right to determine the fair market value for their units. In past years, the Company calculated the fair value of the put option under Level 3, using a valuation model called the Monte Carlo Simulation. SIRE calculated the liability by utilizing the weighted average purchase price for Fiscal 2019 transactions. Using weighted average purchase prices from Fiscal 2019, the estimated value at September 30, 2019 was $6.0 million, while the Monte Carlo method calculated $5.4 million at September 30, 2018. SIRE settled the transaction on November 15, 2019.
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
The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2019 and 2018, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$368	$—	$—

Liabilities:
Derivative financial instruments	364	597	—
Put Option Liability	—	—	6,037

	September 30, 2018
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$583	$—	$—

Liabilities:
Derivative financial instruments	82	1,567	—
Put Option Liability	—	—	5,400

The following table summarizes the assumptions used in computing the fair value of the put option subject to fair value:

	September 30, 2019	September 30, 2018
Expected dividend yield	—	—
Risk-free interest rate	—%	2.57%
Expected volatility	—%	22%
Expected life (years)	—	1.25
Exercise unit price	$10,897	$10,897
Company unit price	$4,967	$5,500

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of September 30, 2019 and September 30, 2018:

	September 30, 2019	September 30, 2018
Beginning Balance	$5,400	$5,700
Change in Value	637	(300)
Ending Balance	$6,037	$5,400

Note 8:   Incentive Compensation
The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 69.7 unvested EPUs outstanding under this plan as of September 30, 2019, which will vest three years from the dates of the awards.
During the Fiscal 2019 and 2018, the Company recorded compensation expense related to this plan of approximately $164,000and $100,000, respectively.  As of September 30, 2019 and 2018, the Company had a liability of approximately $908,000 and $944,000, respectively, recorded within accrued expenses on the balance sheet. The incentive compensation expense is recognized over three years from the date of the awards. The amounts to be recognized over future periods at September 30, 2020 and 2019 was $232,000 and $225,000, respectively.

Note 9:   Related Party Transactions and Major Customers
Related Party Transactions
Bunge
On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement with Bunge which was further amended and restated on October 23, 2017 to include specific provisions for loading and shipment of ethanol by truck (the “Ethanol Agreement”). Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage marketing fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it it will automatically renew for one five-year term, unless terminated by the parties in accordance with the terms of the agreement. The Company has incurred ethanol marketing expenses of $1.5 million in each year for Fiscal 2019 and Fiscal 2018, under the Ethanol Agreement.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November 2016, The Company reduced the number of leased ethanol cars to 323 and in both November 2013 and January 2015 The Company reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $3.5 million and $4.0 million for Fiscal 2019 and 2018, net of subleases and accretion, respectively. In November 2016, the Company entered into a sublease for 96 hoppers with Bunge that expired on March 24, 2019. The Company had subleased another 92 hopper cars to unrelated third parties, which also expired March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which will be phased in over the fourth quarter, and the start of the first quarter in our fiscal year ending September 30, 2019. SIRE received an up front assignment payment, and the net result will be financially neutral, and the number of side-leased railcars by SIRE remains the same.
The Company entered into a agreement effective March 24, 2019 extending the original Railcar Agreement with Bunge for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. Under the terms of the new agreement, the original DOT111 tank cars are leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to become effective May 2023. The 111 hopper cars are leased over a three year term running from March 24, 2019 to March 31, 2022. The combined cost for the leases for Fiscal 2019 was $3.5 million and $4.0 million in Fiscal 2018.

The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2020 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.
On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a marketing fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will automatically renew for one five year term unless terminated by the parties in accordance with the terms of the agreement. The Company has incurred distillers grains marketing expenses of $1.3 million and $1.2 million during Fiscal 2019 and 2018, respectively.
The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will automatically renew for one five year term unless terminated by the parties in accordance with the terms of the agreement. Expenses for corn procurement by Bunge were $0.7 million for each year of the fiscal years ended September 30, 2019 and 2018. The Company has outstanding corn contracts of 7 thousand bushels with a $25 thousand liability as of September 30, 2019, and 116 thousand bushels with a $393 thousand liability as of September 30, 2018 included in derivative financial instruments liability on the balance sheet.

Since the 2015 crop year, the Company has been using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless terminated by the parties in accordance with the terms of the agreement. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.

ICM
In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. The Company increased expense in Fiscal 2019 by $637 thousand, and in Fiscal 2018 reduced expense by $300 thousand in conjunction with this put right under the Unit Agreement. See Note 7 Fair Value Measurement, for the terms of this agreement. In accordance with the terms of the Unit Agreement, the Company repurchased the ICM Units on November 15, 2019. See Note 11 Subsequent Event, for additional information regarding the repurchase of the ICM Units.

Major Customers
The Company is party to the Ethanol Agreement and the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol and distillers grains produced by the Company.  The Company has expensed $2.8 million and $2.7 million in marketing fees under these agreements for Fiscal 2019 and 2018, respectively. Revenues with this customer were $205.1 million and $204.7 million, respectively, for Fiscal 2019 and 2018.   Trade accounts receivable due from Bunge were $7.9 million and $11.6 million as of September 30, 2019 and 2018, respectively.
Note 10: Commitments
The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the years ended September 30, 2019 and 2018 were $5.7 million and $4.2 million, respectively.
The Company leases certain equipment, railcars, vehicles, and operating facilities under non-cancellable operating leases that expire on various dates through 2023.  The future minimum lease payments required under these leases (net of sublease income) is $3.2 million, $3.1 million , $2.6 million and $1.2 million in 2020, 2021, 2022 and 2023, respectively.  Rent expense (net of sublease income) related to operating leases for the years ended September 30, 2019 and 2018 was $4.0 million and $4.7 million, respectively. Non Related party sublease totals were $0.2 million for 2019 and $0.6 million in 2018.  The majority of the future minimum lease payments are due to Bunge.
Note 11: Subsequent Events
FCSA/CoBank
On November 8, 2019, the Company amended the credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30 million (the “Term Loan”) and a revolving term loan in the amount of up to $40 million (the “Revolving Term Loan", and together with the Term Loan, the “FCSA Credit Facility”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for payments by the Company to FCSA of semi-annual installments of $3.75 million, which begins on September 1, 2020 and matures on November 15, 2024. The Revolving Term Loan has a maturity date of November 15, 2024. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan, with a LIBOR spread of 3.4% per annum.

Put Option liability.
The put option liability consists of an agreement between the Company and ICM that contained a conditional obligation to repurchase feature. On August 16, 2019, ICM notified SIRE of their intent to exercise the put option, but waived their right to determine the fair market value for their units. On November 15, 2019, the Company closed the repurchase transaction and paid $11.1 million to ICM in settlement of the put option provision consistent with the terms of the agreement. This settlement will also cause the number of shares outstanding to change to 12,309 shares for the remainder of the first quarter in Fiscal 2020.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There are no items to report.
Item 9A.   Controls and Procedures.
The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Michael D. Jerke, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2019.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers identified a material weakness in the Company’s disclosure controls and procedures, in that the Company should have been booking a provision for repairs necessary to return the tank cars and hopper cars the Company leases, to the lessor in "normal" status. Since the lease was initiated in March of 2009, with a lease end date of March of 2019, adjustments to previous periods were required. Although the charges in any one quarter were not significant, the historical financial statements were restated with all appropriate entries being retrospectively reflected in the financial statements.
These officers believe management and the Company have taken the proper steps during the year to remediate this material weakness, and as of September 30, 2019, the Company’s disclosure controls and procedures are effective in ensuring that material information is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the “SEC”).

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management identified a material weakness in the Company’s disclosure controls and procedures as noted above. The Company designed and implemented additional internal control steps during the year to remediate this weakness, and concluded that, as of September 30, 2019, the Company’s integrated controls over financial reporting were effective.
This annual report does not include an attestation report on internal controls by the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

Item 9B.   Other Information.
None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
The Information required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2020 Annual Meeting of Members (the “2019 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2019.
The Information required by this Item is incorporated by reference in the 2020 Proxy Statement.

Item 11.   Executive Compensation.
The Information required by this Item is incorporated by reference in the 2020 Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
The Information required by this Item is incorporated by reference in the 2020 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
The Information required by this Item is incorporated by reference in the 2020 Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
The Information required by this Item is incorporated by reference in the 2020 Proxy Statement.

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

10.4
 Second Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.62 of Form S-1/A filed by the Company on February 24, 2011)

10.5
Third Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective January 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.63 of Form S-1/A filed by the Company on February 24, 2011)

10.6
Fourth Amendment to Steam Service Contract by and between the Company and MidAmerican Energy Company dated effective December 1, 2009. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.64 of Form S-1/A filed by the Company on February 24, 2011)

10.7
Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Company on August 14, 2009).  Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.8	ICM, Inc. Agreement - Equity Matters, by and between ICM, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.9
Bunge Agreement - Equity Matters by and between the Company and Bunge N.A. Holdings, Inc. dated effective August 26, 2009. (incorporated by reference to Exhibit 10.72 of Form S-1/A filed by the Company on February 24, 2011)

10.10
First Amendment to Bunge Agreement - Equity Matters, by and between Bunge N.A. Holdings, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.11*	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).

10.12	Joint Defense Agreement between ICM, Inc. and the Company dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).

10.13
Tricanter Purchase and Installation Agreement by and between ICM, Inc. and the Company dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.14*	Employment Agreement dated effective January 1, 2012 by and between the Company and Brian T. Cahill. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 5, 2012).

10.15
First Amendment to Promissory Note dated February 29, 2012 by and between the Company and Bunge N.A. Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 6, 2012)

10.16
Base Contract for Sale and Purchase of Natural Gas between Encore Energy Services, Inc. and the Company effective April 1, 2012.  Portions of this Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 1, 2012).

10.17
Confirming Order between Encore Energy Services, Inc. and the Company dated April 25, 2012.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on May 1, 2012).

10.18	Letter Agreement by and between the Company and CFO Systems, LLC dated June 21, 2012. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 22, 2012).

10.19
Notice of Assignment of Interests from Bunge N.A. Holdings, Inc. to Bunge North America, Inc. dated September 24, 2012. (incorporated by reference of Exhibit 10 of Form 10-K filed by Company on December 19, 2012).

10.20
Fifth Amendment to Steam Service Contract by and among the Company and MidAmerican Energy Company named therein dated effective January 1, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 19, 2013).

10.21
Carbon Dioxide Purchase and Sale Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective as of April 2, 2013 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on April 11, 2013).

10.22
Non-Exclusive CO2 Facility Site Lease Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective April 2, 2013 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on April 11, 2013).

10.23
Credit Agreement by and between the Company, Farm Credit Services of America, FLCA, as Lender and CoBank, ACB as cash management provider and agent dated as of June 24, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on June 30, 2014).

10.24	Term Note by and between the Company and Farm Credit Services of America, FLCA dated June 24, 2014 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on June 30, 2014).

10.25
Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated as of June 24, 2014 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on June 30, 2014).

10.26
Amendment No. 1 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated August 29, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 5, 2014).

10.27
Amendment No. 2 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated October 31, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on October 31, 2014).

10.28
Amended and Restated Ethanol Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on December 11, 2014). Portions of the Ethanol Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.29
Amended and Restated Grain Feedstock Agency Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on December 11, 2014). Portions of the Grain Feedstock Agency Agreement have been omitted pursuant to a request for confidential treatment.

10.30
Amended and Restated Distiller’s Grain Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on December 11, 2014). Portions of the Distiller’s Grain Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.31
Services Agreement Regarding Corn Purchases dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company on December 11, 2014). Portions of the Services Agreement have been omitted pursuant to a request for confidential treatment.

10.32
Letter Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.5 on Form 8-K filed by the Company on December 11, 2014).

10.33
SIRE ICM Unit Agreement by and between the Company and ICM Investments, LLC dated effective as of December 17, 2014 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on December 23, 2014).

10.34	Sixth Amendment to Steam Service Contract between the Company and MidAmerican Energy Company (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 30, 2015).

10.35*	Employment Agreement between the Company and Michael D. Jerke effective October 22, 2018 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on September 28, 2018).

10.36
Amendment No. 4 to Credit Agreement dated November 8, 2019 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of American, FLCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 on form 8-K filed by the Company on November 14, 2019)

10.37
Amended and Restated Term Note by and between the Company and Farm Credit Services of America, FLCA dated November 8, 2019 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on November 14, 2019)

10.38
Amended and Restated Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated November 8, 2019 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on November 14, 2019)

10.39
Amended and Restated Ethanol Purchase Agreement dated effective October 23, 2017 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on October 26, 2017). Portions of the Ethanol Purchase Agreement have been omitted pursuant to a request for confidential treatment.

11	Omitted - Inapplicable.

12	Omitted - Inapplicable.

13	Omitted - Inapplicable.

14	Omitted - Inapplicable.

15	Omitted - Inapplicable.

16	Omitted - Inapplicable.

17	Omitted - Inapplicable.

18	Omitted - Inapplicable.

19	Omitted - Inapplicable.

20	Omitted - Inapplicable.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)

32.1**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (furnished herewith)

32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (furnished herewith)

101.XMLXBRL	Instance Document

101.XSDXBRL	Taxonomy Schema

101.CALXBRL	Taxonomy Calculation Database

101.LABXBRL	Taxonomy Label Linkbase

101.PREXBRL	Taxonomy Presentation Linkbase

101.DEFXBRL	Taxonomy Definition Linkbase
________________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 20, 2019	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	December 20, 2019	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 20, 2019
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 20, 2019
Theodore V. Bauer, Director

/s/ Hubert M. Houser	December 20, 2019
Hubert M. Houser, Director

/s/ Michael K. Guttau	December 20, 2019
Michael K. Guttau, Director

/s/ Brett A. Caplice	December 20, 2019
Brett A. Caplice, Director

/s/ Jason D. Klootwtk	December 20, 2019
Jason D. Klootwtk, Director

/s/ Andrew J. Bulloch	December 20, 2019
Andrew J. Bulloch, Director