Form 10-K/A
period 2019-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2020-01-23
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to _____

Commission file number 001-51764

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

As of September 30, 2019, the Company had 8,993 Series A, 3,334 Series B and 1,000 Series C Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Form 10-K filed by the Company for the fiscal year ended September 30, 2019, which was originally filed on December 20, 2019 (the “Original Filing”). In this Amendment No. 1, unless the context indicates otherwise, the terms “SIRE,” “the Company,” “we,” “us” or “our” refer to Southwest Renewable Iowa Energy, LLC. The capitalized terms used in this Amendment No. 1 but not defined shall have the meaning specified for that term in the Original Filing.

We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end.   This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

Pursuant to the rules of the Securities Exchange Commission (the “SEC”), Item 15 of Part IV of the Original Filing has also been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1(A) and 31.2(A), respectively.

Except as described in this explanatory note, this Amendment No. 1 does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment No. 1. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing.  Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment No. 1 speaks as of the filing date of the Original Filing and except as expressly set forth in Part III, does not reflect events occurring after December 20, 2019 the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part III (Items 10, 11, 12, 13 and 14), Part IV (Item 15(a)(3)), the signature page and the exhibits identified in Part IV (Item 15(a)(3)).  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Information Concerning our Directors

The number of directors serving on our Board is currently fixed at seven (7) directors.   In accordance with our Fourth Amended and Restated Operating Agreement dated March 21, 2014 (the “Current Operating Agreement”), our Series A Directors are nominated by our Board, following consideration and recommendation by our Board’s Nominating Committee, and then elected by our members holding Series A Units (“Series A Members”).  During the fiscal year ended September 30, 2019 (“Fiscal 2019”), we had four Series A Directors as well as two Series B Directors appointed by Bunge North America, Inc. (“Bunge”) and one Series C Director appointed by ICM, Inc. (“ICM”) in accordance with the terms of our Current Operating Agreement.

On November 15, 2019, we repurchased all of the Series A and Series C Units held by ICM and therefore,  effective November 15, 2019 the Series C Director resigned and the right of ICM to a Series C Director terminated accordingly.  On December 31, 2019, we repurchased all of the Series B Units held by Bunge and therefore, effective December 31, 2019, the Series B Directors resigned and the right of Bunge to designate Series B  Directors terminated accordingly.    Pursuant to our Current Operating Agreement, any director positions not elected by members holding Series B or Series C Units, are elected by our Series A Members and thus become Series A Directors.  Effective December 13, 2019, in accordance with the terms of our Current Operating Agreement, our Board appointed Jill Euken to replace the Series C Director that resigned on November 15, 2019 to serve until the 2020 Annual Meeting.  As of the date of this filing, our Board has two (2) vacancies resulting from the resignations of the Series B Directors appointed by Bunge in connection with the Company’s repurchase of all of the Series B Units held by Bunge effective December 31, 2019.

The chart below lists our current directors and their ages, positions with the Company and principal occupations at present and for at least the past five years.  Each of the directors listed in the table below meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).  None of the directors listed below currently serve on the board of directors of any other company having a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act, nor do any of our directors serve as directors of an investment company registered under the Investment Company Act. There are no arrangements or understandings between any of the Company’s directors and any other persons pursuant to which he or she was selected as a director.  No family relationships exist among our directors and executive officers.

Series A Directors

Name and Age	Position(s) Held with the Company	Current Director Term Expires	Principal Occupation(s) During Past 5 Years
Karol D. King, 72	Series A Director and Chairman	2021
•      Director of the Company and Chairman of the Board since November 2006
•      Corn, popcorn and soybean farmer near Mondamin, Iowa, since 1967
•     President, King Agri Sales, Inc. (marketer of chemicals, fertilizer and equipment) since 1995
•      President, Kelly Lane Trucking, LLC, since 2007
•     Served on the Harrison County Farm Bureau Board, the Iowa Corn Growers Board, the Iowa Corn Promotion Board, the US Feed Grains Council Board, the National Gasohol Commission, and the National Corn Growers Association Board
•     Attended Iowa State University

Name and Age	Position(s) Held with the Company	Current Director Term Expires	Principal Occupation(s) During Past 5 Years
Theodore V. Bauer, 67	Series A Director, Secretary and Treasurer	2020
•     Director of the Company since March 2005 and Secretary and Treasurer of the Company since November 2006
•     President of Lake Anita Farms, LLC, which owns farmland in Cass County, Iowa, since 2012
•     Owner and operator of a farming operation near Audubon, Iowa since 1977
•     Co-Founder and Director from 2005 to 2007, Templeton Rye Spirits LLC
•     Director, Iowa Quality Producers Alliance, since 2003
•     Vice President, West Central Iowa Rural Water, from 2002 to 2007
•     Board Manager and Treasurer of America Green Gas LLC since 2013
•     Mr. Bauer has an Ag Business degree from Iowa State University and is a graduate of the Texas A&M TEPAP program

Michael K. Guttau, 73	Series A Director	2023
•     Director of the Company since 2007
•     Member of the Federal Reserve Bank of Chicago Advisory Council on Agriculture, Small Business and Labor since 2016
•     Council of Federal Home Loan Banks, Washington, D.C.: Chairman from 2008 to 2009
•     Federal Home Loan Bank of Des Moines:
o     Chairman 2008-2012
o     Vice Chairman from 2004 to 2007
o     Chairman of Audit Committee from 2004 to 2006
o     Chairman of Risk Management Committee 2007
•     Served in various positions at Treynor State Bank, T.S. Banking Group since 1972 and currently serves as Chairman of the Board
•     Chairman, Iowa Bankers Association from 2014 to 2015
•     Superintendent of Banking, Iowa Division of Banking, from 1995 to 1999
•     Director, Iowa Bankers Association, Iowa Bankers Mortgage Corporation, Iowa Student Loan Liquidity Corp., Iowa Business Development Finance Corp. and Iowa Seed Capital Liquidation Corp
•     President, Southwest Iowa Bank Administration Institute
•     Past Chairman, ABA Community Bankers from 1991 to 1992
•     Received his B.S., Farm Operation, from Iowa State University in 1969 and completed numerous U.S. Army education programs from 1969 to 1978
•     2010 recipient of the James Leach Bank Leadership Award

Hubert M. Houser, 77	Series A Director	2022
•     Director of the Company since 2005
•     Lifetime owner of farm, cow-calf and poultry operation  located near Carson, Iowa
•     Mr. Houser served in the Iowa Legislature from 1992 to 2015, first in the House of Representatives and then in the Senate (from 2002 to 2015)
•     Served on the Pottawattamie County Board of Supervisors from 1978 to 1992
•     Served as a director of the Riverbend Industrial Park
•     Founder of the Iowa Western Development Association and Golden Hills RC&D

Name and Age	Position(s) Held with the Company	Current Director Term Expires	Principal Occupation(s) During Past 5 Years
Jill Euken, 65	Series A Director	2020
•     Director of the Company since December 13, 2019
•     Deputy Director of Bioeconomy Institute at Iowa State University from 2007 to 2019
•     Outreach Program Leader at CenUSA Bioenergy from 2007 to 2019
•     Director, Ag Ventures Alliance since May 2019
•     Director, Iowa Quality Producers Alliance
•    Owns and operates a Century Farm operation near Atlantic, Iowa with her husband where they raise corn, soybeans, alfalfa and cattle

Former Interested Directors

During Fiscal 2019, our Board included certain directors who did not meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system) as these directors were appointed by certain institutional investors and therefore constituted “Interested Directors”.  In connection with the repurchase of the Series B and Series C Units from Bunge and ICM discussed above, each of the Interested Directors resigned from the Board and therefore, as of the date of this filing, the Company no longer has any directors that constitute Interested Directors.

Former Series B Directors

Jason Klootwyk

Jason Klootwyk is a former Series B Director who resigned effective March 21, 2019.  Mr. Klootwyk did not resign due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.  Mr. Klootwyk provided outstanding service to the Company and its members during his tenure as a director of the Company and his contributions are greatly appreciated.

Mr. Klootwyk served as a Series B Director and Vice Chairman of the Board from November 2013 until his resignation effective March 21, 2019.  During his tenure as a Series B Director, Mr. Klootwyk served as the Vice President and General Manager, Bunge North America Grain Division.  Prior to October 2013, Mr. Klootwyk served in various management and trading positions within Gavilon Grain, ConAgra Trade Group and Continental Grain Co.

Brett A. Caplice and Andres Martin

Brett A. Caplice and Andres Martin are former Series B Directors who resigned effective December 31, 2019 in connection with the Company’s repurchase of all of the Series B Units held by Bunge.  Neither Mr. Caplice nor Mr. Marin resigned due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.  Messrs. Caplice and Martin provided outstanding service to the Company and its members during their tenure as directors of the Company and their contributions are greatly appreciated.

Mr. Caplice served as a Series B Director from March 31, 2018 through December 31, 2019.  Mr. Caplice had more than nine years of experience in management and commodity trading roles in the grain and oil industries. During his tenure as a Series B Director, Mr. Caplice served as the Director of the Commercial Grain Product Line, Bunge North America Grain Division, responsible for and oversight of commercial activities and margin management for Bunge's North American grain franchise.

Mr. Martin served as a Series B Director from March 21, 2019 through December 31, 2019.  During his tenure as a Series B Director, he served as Senior Vice President, Agribusiness and Oilseed Value Chain, for Bunge’s North America region. Mr. Martin has been employed in agribusiness since 1996, and joined Bunge’s European operations in 2001, holding different commercial and risk management roles in Spain, Italy and England, before becoming the European Product Line Manager for soybeans. In 2009 he moved to the United States, where he was the Global Protein Product Line Manager for Bunge, based in White Plains, New York. In 2011 he moved to St. Louis, Missouri, to serve as General Manager for the U.S. soy bean crush business.  He returned to Europe in 2014 where he served as CEO/Vice President of the European Southern Region, responsible for the business in Spain, Portugal, Italy and Turkey.

Former Series C Director

Andrew Bulloch is a former Series C Director who resigned effective November 15, 2019 in connection with the Company’s repurchase of all of the Series C Units held by ICM.  Mr. Bulloch did not resign due to any disagreement with the Company regarding any matter relating to the Company’s operations, policies or practices.  Mr. Bulloch provided outstanding service to the Company and its members during his tenure as a director of the Company and his contributions are greatly appreciated.

Mr. Bulloch served as a Series C Director from August 2013 until his resignation effective November 15, 2019.  During his tenure as a Series C Director, Mr. Bulloch served as the Chief Financial Officer of ICM a position he assumed in 2006. Mr. Bulloch also spent six years in public accounting, where he served as a senior manager in the KPMG audit department.  He also held various financial leadership positions with Thorn Americas (dba Rent-A-Center), Bombardier (Learjet division), Coleman and LSI Logic.  Mr Bulloch is a member of the American Institute of Certified Public Accountants (AICPA) and in 2001, he received a CFO of the Year award, sponsored by the Wichita Business Journal, for his accomplishments at ICM in 2011.

Director Qualifications

The table below discusses the experiences, qualifications and skills of each of our directors which led to the conclusion that they should serve as directors of the Company.

Series A Directors	Experiences, Qualifications and Skills

Theodore V. Bauer
Mr. Bauer’s background as a farmer and agri-businessman, as well as his past service on a number of civic and corporate boards, including the Iowa Quality Producers Alliance, an organization devoted to value-added agriculture and rural economic development, are important factors qualifying Mr. Bauer as one of the Board’s Series A independent directors.

Michael K. Guttau
Mr. Guttau was recruited to serve as an independent Series A Board member and as the “audit committee financial expert” given his background and experience as a banking executive and board member of a number of banking and civic organizations.  Mr. Guttau’s experience includes more than 30 years as a rural banker, providing a long-term view of agriculture and ag-related businesses.

Hubert M. Houser
Mr. Houser brings to our Board more than 30 years of experience as a member of the Iowa legislature and the county board in which the Company is located.  During his career, Mr. Houser developed a reputation as a leader in rural economic development.  He provides significant assistance to our Board in the Company’s interaction with all levels of local and state government and also provides a long-term view of the further development of SIRE’s site and business.

Karol D. King
Mr. King, our Board’s Chairman and an independent director elected by Series A members, has a long career as a farmer and owner of a number of ag-related businesses.  In addition, Mr. King has held leadership positions in numerous local and national ag producer groups, in particular the Iowa and National Corn Growers Associations.  In these capacities he has participated in the development of the ethanol industry.

Jill Euken
Ms. Euken brings substantial experience and expertise in the agricultural sector and the bioeconomy industry which provide invaluable insights to our Board. Her leadership roles within the Iowa State University Bioeeconomy Institute demonstrate the ability to consider and pursue innovative or new approaches which is critical to the long-term success of our ethanol plant and the agriculture and renewable fuels industries.  In addition, her service on business development organization boards such as the Ag Ventures Alliance and the Iowa Quality Producers Alliance, reflect her dedication to value-added agriculture and rural economic development, which are important factors to our Board and its members.

Information Concerning our Executive Officers and One Key Employee

The table below lists all of our current executive officers and one key employee, our plant manager as well as a former executive officer that served as President and Chief Executive Officer during Fiscal 2019 until his retirement effective October 21, 2018.  There are no arrangements or understandings between any of the Company’s executive officers and any other persons pursuant to which he or she was selected as an executive officer.  No family relationships exist among our directors and executive officers.

Executive Officers:

Name and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation(s) During Past 5 Years
Michael D. Jerke, 52	President, Chief Executive Officer and General Manager	Since October 22, 2018
Chief Executive Officer and General Manager for Corn Plus, an ethanol production facility and Minnesota’s first ethanol plant, from June 2016 through October 2018. From April 2014 through April 2016, Mr. Jerke was Chief Executive Officer of Guardian Energy Management, an energy management company. From 2009 through 2014, Mr. Jerke worked as the General Manager of Chippewa Valley Ethanol Company, an ethanol production company. Mr. Jerke is currently a director of the Renewable Fuels Association, the leading trade association for America’s ethanol industry.  Mr. Jerke is a graduate of Iowa State University.

Brian T. Cahill, 66	President, Chief Executive Officer and General Manager	From September 2009 to October 21, 2018[1]
Prior to joining the Company, Mr. Cahill served as Executive Vice President, Distillery Innovations Segment, MGP Ingredients, Inc. (“MGP”) (a public company, which provides services in the development, production and marketing of naturally-derived specialty ingredients and alcohol products) from 2007 to 2008; CFO/Vice President of Finance and Administration, MGP, from 2002 to 2007; General Manager, MGP, from 1992 to 2002.  Mr. Cahill received a Bachelor of Science in Accounting from Bradley University and is a Certified Public Accountant.

Brett L. Frevert, 57	Chief Financial Officer	Since June 2012
Managing Director of CFO Systems, LLC (“CFO Systems”), which he founded, since 2004. During that time, he has served as CFO of several Midwestern companies, including SEC registrants and private companies, including ethanol and other renewable fuels companies. Prior to founding CFO Systems, Mr. Frevert was Chief Financial Officer of a regional real estate firm and also served as Interim Chief Financial Officer of First Data Europe. Mr. Frevert began his career with Deloitte & Touche, serving primarily SEC-registered clients in the food and insurance industries.

Key Employee:
Dan Wych, 44	Plant Manager	Since April 2008
Prior to joining the Company, Mr. Wych served as Operations/Fermentation Coordinator, U.S. Bio Energy/VerSun Energy (a public company which produces ethanol and co-products from corn) from 2006 to 2008; Plant Manager, United Bio Energy (a company that provides services for ethanol plants) in 2006; Production Manager, Little Sioux Corn Processors (a company which produces ethanol and co-products from corn) from 2005 to 2006; Operations/Lab/Safety Manager, Quad County Corn Processors (a company which produces ethanol and co-products from corn) from 2000 to 2005.  Mr. Wych attended Iowa Lakes Community College and completed over 60 credit hours within their Associated Arts Program.

1
Pursuant to the terms of a transition services agreement between Mr. Cahill and the Company, Mr. Cahill continued as an employee of the Company providing transition services from October 22, 2018 through December 15, 2018.

Code of Ethics

The Company adopted a Code of Ethics that applies to its directors, executive officers and employees (including our principal executive officer, principal financial officer, controller and senior financial officers) effective January 16, 2009 and amended by our Board on October 19, 2012.   The Code of Ethics is available in the “Investor Relations” section of our website at www.sireethanol.com. We will disclose amendments to, or waivers of, certain provisions of our Code of Ethics relating to our principal executive officer, principal financial officer, controller or persons performing similar functions on our website promptly following the adoption of any such amendment or waiver.

Director Nominations

During Fiscal 2019, we made no material changes to the procedures by which members may recommend nominees to our Board as described in our most recent proxy statement.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which operates under a written charter (the “Audit Committee Charter”).  A copy of the Audit Committee Charter is available on our website at www.sireethanol.com in the “Investor Relations” section. The current members of the Audit Committee are Michael K. Guttau (Chair), Theodore V. Bauer and Karol D. King each of whom served on the committee for all of Fiscal 2019.  All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system. Our Board has determined that Mr. Guttau is an “audit committee financial expert” as that term is defined in Item 405(d)(5) of Regulation S-K under the Exchange Act.

Item 11	Executive Compensation

Compensation of Executive Officers

Pursuant to the Governance/Compensation Charter, the Corporate Governance/Compensation Committee approves the compensation terms for our executive officers and all adjustments to the compensation terms. During the fiscal year ended September 30, 2010 (“Fiscal 2010”), the Corporate Governance/Compensation Committee engaged an independent compensation consultant (the “Consultant”) to evaluate the compensation of our executive officers in relation to other executive officers in comparable positions in the industry.  During the fiscal year ended September 30, 2015 (“Fiscal 2015”), the Corporate Governance/Compensation Committee received input from the Consultant with respect to expanding awards under the Company’s long term equity incentive compensation plan (discussed below) to a broader group of employees.

Additionally, during Fiscal 2010, the Corporate Governance/Compensation Committee met with the Consultant to develop a company-wide compensation philosophy based on comparable market data and the establishment of a management evaluation process.  Our compensation philosophy provides that the compensation of our senior executives is designed to achieve the following objectives: (i) align the interests of the executive officers and our unit holders; (ii) attract, retain and motivate high caliber executive officers; and (iii) pay for performance by linking a significant amount of executive compensation to individual contribution to selected metrics of our business plan.  The following are the main elements of compensation for our executive officers:

●	Base Salary: A portion of annual cash compensation is paid as base salary to provide a level of security and stability.

●
Annual Cash Incentive: A significant portion of the annual cash compensation paid to our executive officers is tied to a cash bonus plan in which all employees of the Company participate.  The plan provides for the payment of cash bonuses based on the achievement of performance goals and individual contributions.   Awards were available for Fiscal 2019 and were paid to employees in November 2019 (Fiscal 2020).

●
Long-Term Incentive Compensation:  Our Board of Directors adopted an Equity Incentive Plan (the “Plan”) in June 2010 to allow officers or employees of the Company to share in our value through the issuance, from time to time, of Equity Participation Units (“Equity Participation Units”) and/or Unit Appreciation Rights (“Unit Appreciation Rights”).  Each award is granted pursuant to an individual award agreement, which sets forth the number of Equity Participation Units or Unit Appreciation Rights granted, the book value of our Series A Units as of the grant date for purposes of valuing each Equity Participation Unit or Unit Appreciation Right, the fiscal year for which the Equity Participation Unit or Unit Appreciation Right is granted, and any In-Service Payment Date (as defined in the Plan).  The Corporate Governance/Compensation Committee is responsible for designing, reviewing and overseeing the administration of the Plan and all awards are recommended by the Corporate Governance/Compensation Committee and then approved by our Board.  During Fiscal 2015, the Corporate Governance/Compensation Committee received input from the Consultant with respect to expanding awards under the Plan to additional employees.

●
Retirement and Welfare Benefits:  We sponsor both a standard 401(k) and Roth 401(k) plan. A new hire is eligible to participate in these plans beginning on their start date. While eligible employees are given an option to enroll, those who do not choose either “yes” or “no” are automatically enrolled in the standard 401(k) plan at 3% withholding.  Under the program, we match the first 3%, and ½ of the next 2%, of the employee’s contributions.  Each participant picks his or her own investment strategy—either the planned grouping of investments or individually selected investments.  We have implemented a basic benefits plan for all full time employees, including medical, dental, life insurance, disability and long-term care coverage.

Agreements with Our Executive Officers

CEO Employment Agreement – Michael D. Jerke

On September 24, 2018, we entered into a letter agreement with Michael D. Jerke which summarizes the basic terms of his employment with the Company (the “CEO Employment Agreement”). Pursuant to the CEO Employment Agreement, Mr. Jerke’s term of employment as our President, Chief Executive Officer and General Manager began on October 22, 2018.  Either the Company or Mr. Jerke may terminate the employment relationship at any time for any reason.  The CEO Employment Agreement provides that Mr. Jerke is entitled to receive the following compensation and benefits: (a) a calendar year base salary of $280,000, (b) a $25,000 signing bonus, (c) a grant of vested Equity Participation Units with a value of $25,000 to be granted within thirty (30) days of the commencement of his term of employment, and (d) a relocation bonus available under certain conditions consisting of a $20,000 cash payment and the grant of Equity Participation Units with a value of $20,000.   The CEO Employment Agreement also provides that Mr. Jerke will be eligible for (i) a cash bonus, beginning with the fiscal year ended September 30, 2019, targeted at 40% of his base salary and determined by Mr. Jerke’s individual contributions and Company metrics and (ii) grants of equity awards under the Plan with an annual target value of $50,000.00 depending on the achievement of certain performance metrics.

In connection with the search for a new President and Chief Executive Officer, the Company retained the services of Kincannon & Reed (“Kincannon”), one of the nation’s leading executive recruitment firms with a leading practice in the food and value added agricultural sectors, specifically including ethanol and other renewable bioenergy businesses.  As part of its services, Kincannon assisted the Company in the negotiation of the compensation package for Mr. Jerke based on Kincannon’s relevant industry expertise as well as a review of the compensation packages of our potential CEO candidates in similar positions.

Former CEO Employment Agreement – Brian T. Cahill

On August 27, 2009, we entered into a letter agreement with Brian T. Cahill which summarized the basic terms of his employment with the Company as our President, Chief Executive Officer and General Manager (the “Former CEO Employment Agreement”). Pursuant to the terms of the Former CEO Employment Agreement, Mr. Cahill’s initial annual calendar year base salary was $180,000 with future salary increases based on both Mr. Cahill’s individual performance and the Company’s performance and determined by our Board in accordance with our compensation policy.  Mr. Cahill’s calendar year base salary for calendar year 2018 was $260,000. The Former CEO Employment Agreement also provided that Mr. Cahill was eligible to participate in our short-term and long-term incentive programs and provided Mr. Cahill with the use of a company car.  Mr. Cahill ceased serving as our President, Chief Executive Officer and General Manager on October 21, 2018 in connection with his retirement.

CEO Transition Services – Brian T. Cahill

In connection with his retirement, Mr. Cahill entered into a transition services agreement with the Company pursuant to which he agreed to provide certain transition services to the Company from October 22, 2018 through December 15, 2018 (the “Transition Period”).  Such services included support services as reasonably requested by Mr. Jerke, our new CEO.  During the Transition Period, Mr. Cahill received compensation at his 2018 calendar year base salary rate and he continued to participate in all of the Company’s employee benefit plans.  Following the Transition Period, Mr. Cahill agreed to provide support services requested by Mr. Jerke on an hourly basis at an hourly rate of $250 through the 2019 calendar year.

CFO Systems Letter Agreement

Effective June 22, 2012, we entered into a letter agreement with CFO Systems.  Under the letter agreement, CFO Systems provides financial and consulting services to us at various rates depending on the level of expertise involved. The services include providing Chief Financial Officer duties and other financial and accounting expertise on a time share basis. In connection with the letter agreement, Mr. Frevert agreed to serve as our Chief Financial Officer. We were charged $93,577 for the services provided by CFO Systems during Fiscal 2019, which included $72,116 for Mr. Frevert's services and $18,000 for other professionals' services.

Summary Compensation Table

The following table provides all compensation paid to or earned by our Named Executive Officers in Fiscal 2019 and the fiscal year ended September 30, 2018 (“Fiscal 2018”).   The executive officers included in this “Summary Compensation Table” are collectively referred to as our “Named Executive Officers”.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Non-Equity Incentive Plan Compensation ($)		All Other Income		Total ($)

Michael D. Jerke, President and CEO[1]	2019	$258,462		$99,277	[2]	$45,000	[3]	$15,577	[4]	$418,316

	2018	--		--		--		--		--

Brian T. Cahill, Former President and CEO[5]	2019	$10,000	[6]	$41,231	[7]	$0		$60,702	[8,11]	$111,933

	2018	$257,692		$78,849	[9]	$50,000	[10]	$3,277	[11]	$389,818

Brett L. Frevert, Chief Financial Officer	2019	--		--		--		$72,116		$72,116

	2018	--		--		--		$75,577		$75,577

[1]	Mr. Jerke began serving as our President and CEO effective October 22, 2018.
[2]
The amount reflected represents the cash incentive bonus amount of $54,277 earned by Mr. Jerke during Fiscal 2019 but paid in November 2019 (Fiscal 2020) in addition to the $25,000 signing bonus and $20,000 relocation bonus paid to Mr. Jerke in accordance with the terms of his CEO Employment Agreement.

[3]
Mr. Jerke was awarded an aggregate of 5.812 Equity Participation Units on December 15, 2018 (Fiscal 2019) which vested as of the grant date and valued at $7,743 per unit, the book value of our units as the grant date, or $45,000 in the aggregate as of the grant date.  No payout shall occur for Mr. Jerke’s vested Equity Participation Units until either a change of control or separation from service event each as defined in the Plan and the market value reflected does not correspond to the actual value that will be received by Mr. Jerke. As described in footnote 8 to the Company’s audited financial statements for the year ended September 30, 2019, the Equity Participation Units are valued at book value.

[4]
The amount reflected includes $13,858 paid to Mr. Jerke for reimbursement of moving and relocation expenses as well as income attributed to Mr. Jerke’s personal use of the Company-provided car in the amount of $1,473 for Fiscal 2019 and additional payments of $246 in respect of taxes incurred by Mr. Jerke for such personal use of the Company car.

[5]	Mr. Cahill ceased serving as our President and CEO effective October 21, 2018.
[6]	The amount reflected represents the salary received by Mr. Cahill from October 1, 2018 through October 21, 2018 when he ceased serving as our President and CEO.
[7]	The amount reflected represents the bonus amount earned by Mr. Cahill during Fiscal 2019 but paid in November 2019 (Fiscal 2020).
[8]
The amount reflected includes $50,000 paid to Mr. Cahill from October 21, 2018, after he ceased serving as our President and CEO, through the end of Fiscal 2019 pursuant to the terms of the Transition Services Agreement.

[9]	The amount reflected represents the bonus amount earned by Mr. Cahill during Fiscal 2018 but paid in November 2018 (Fiscal 2019).
[10]
Mr. Cahill was awarded 5.95 Equity Participation Units on January 1, 2018 (Fiscal 2018) valued at $8,403 per unit, the book value of our units, or $50,000 in the aggregate, as of the grant date.  Pursuant to the terms of the Plan, the expiration of the Transition Period and the termination of Mr. Cahill’s employment with the Company constituted a separation from service upon retirement event that resulted in the vesting of all of Mr. Cahill’s unvested Equity Participation Units and triggered the Company’s payout obligations. Additional information regarding the payout obligations of the Company for Mr. Cahill’s Equity Participation Units is set forth below in footnote 3 to the “Outstanding Equity Awards at Fiscal 2019 Year-End” table. As described in footnote 8 to the Company’s audited financial statements for the year ended September 30, 2019, the Equity Participation Units are valued at book value.

[11]
The amount reflected includes income attributed to Mr. Cahill’s personal use of the Company-provided car in the amount of $8,225 and $2,465 for Fiscal 2019 and Fiscal 2018, respectively, and additional payments of $2,477 and $812.38, respectively, in respect of taxes incurred by Mr. Cahill for such personal use of the Company car.

Outstanding Equity Awards at Fiscal 2019 Year-End

The following table provides information concerning outstanding Equity Participation Units grants pursuant to the Plan held by our Named Executive Officers as of September 30, 2019.

Name and Principal Position	Date Granted	Vesting Date	Number of Unvested Units	Market Value of Unvested Units

Michael D. Jerke, President and CEO[1,2]	--	--	--	--

Brian T. Cahill, Former President and CEO[3]	--	--	--	--

[1]
Mr. Jerke began serving as our President and CEO effective October 22, 2018.  In accordance with the terms of his CEO Employment Agreement, Mr. Jerke was awarded Equity Participation Units on December 15, 2018 which vested as of the grant date.   The market value of Mr. Jerke’s vested Equity Participation Units was calculated by multiplying the number of vested Equity Participation Units by the book value of the Company’s Class A Units as of September 30, 2019 which was $6,844. The aggregate market value of all of Mr. Jerke’s vested Equity Participation Units as of September 30, 2019 was $39,777 based on the book value of the Company’s Class A Units as of September 30, 2019:

Number of Vested Units	Vesting Date	Market Value of Vested Units

2.583	December 15, 2018	$17,678
3.229	December 15, 2018	$22,099

[2]
On December 15, 2019 (Fiscal 2020), Mr. Jerke was awarded 7.305 Equity Participation Units, valued at $6,844 per unit, the book value of our units as September 30, 2019, or $50,000 in the aggregate, which will vest on December 15, 2022.  Pursuant to the terms of the Plan, Mr. Jerke’s unvested Equity Participation Units shall be deemed fully vested upon the occurrence of any of the following events (each as defined in the Plan): (i) the participant’s death or disability prior to his separation from service (as defined in the Plan); (ii) the participant’s retirement or (iii) upon the occurrence of a change in control.

[3]
Mr. Cahill ceased serving as our President and CEO effective October 21, 2018.  As of September 30, 2019, Mr. Cahill did not have any unvested equity awards outstanding.  Under the terms of the Plan, the expiration of the Transition Period constituted a separation from service upon retirement which caused all of Mr. Cahill’s unvested Equity Participation Units to automatically vest as of December 15, 2018 and trigger the Company’s payout obligations.  The table below sets forth all of the vested Equity Participation Units held by Mr. Cahill as of September 30, 2019.  The market value of Mr. Cahill’s vested Equity Participation Units was calculated by multiplying the number of vested Equity Participation Units by the book value of the Company’s Class A Units as of September 30, 2019 which was $6,844. The aggregate market value of all of Mr. Cahill’s vested Equity Participation Units as of September 30, 2019 was $416,595.  In accordance with the terms of the Plan, the Company will make annual payouts to Mr. Cahill over a period of five years with the first annual payment to be made on or after January 1, 2020.  In the event of a change in control (as defined under the Plan) of the Company prior to the full payment of the Company’s payment obligations to Mr. Cahill, the Company’s payment obligations will accelerate.

Number of Vested Units	Vesting Date	Market Value of Vested Units

5.95	December 15, 2018	$40,722
6.46	December 15, 2018	$44,212
6.58	December 15, 2018	$45,034
6.61	January 1, 2018	$45,239
11.06	December 19, 2016	$75,695
9.66	November 16, 2015	$66,113
9.44	November 21, 2014	$64,607
5.11	December 17, 2013	$34,973

Compensation of our Directors

We do not provide our directors with any equity or equity option awards, nor any non-equity incentive payments or deferred compensation.  Similarly, we do not provide our directors with any other perquisites, “gross-ups,” defined contribution plans, consulting fees, life insurance premium payments or otherwise. Our director compensation policy (the “Director Compensation Policy”) was originally recommend by our Corporate Governance/Compensation Committee and approved by our Board on March 18, 2011 and amended July 17, 2015 and January 1, 2019. During Fiscal 2019, the Director Compensation Policy from October 1, 2018 through January 1, 2019 provided that each director receive an annual retainer of $12,000 and $3,600 per quarterly Board meeting attended (whether in person or by telephone) and that the following amounts be paid to directors for specified services: (i) the Chairman of the Board was paid $11,000 per year, (ii) the Chairman of the Audit Committee and audit committee financial expert was paid $5,000 per year, (iii) the Chairmen of all other committees are paid $2,500 per year, and (iv) the Secretary of the Board was paid $2,500 per year.  Effective January 1, 2019, the Board amended the Director Compensation Policy set forth above to provide that each director receives $4,000 per quarterly Board meeting attended (whether in person or by telephone) and that the Chairman of the Board is paid $13,000 per year.  All other terms of the Director Compensation Policy set forth above continue in effect.

Mr. Bauer serves as Secretary of the Board and he also serves as Treasurer of the Company.  Mr. Bauer is not separately compensated for his role as Treasurer of the Company, other than the compensation received for his roles on our Board.

As Chairman of the Board, Mr. King oversaw the Company’s search for a new Chief Executive Officer.  In recognition of the substantial amount of additional time required of Mr. King in connection with this responsibility, the Board of Directors approved a $5,000 increase to Mr. King’s compensation during calendar year 2018.

Independent Series A Directors

The following table lists the compensation we paid to our independent Series A Directors in Fiscal 2019.

Name	Fee Earned or Paid in Cash		All Other Compensation	Equity or Non- Equity Incentives	Total

Karol D. King	$51,950	[1]	$0	$0	$51,950
Theodore V. Bauer	$32,600	[2]	$0	$0	$32,600
Michael K. Guttau	$32,600	[3]	$0	$0	$32,600
Hubert M. Houser	$30,100	[4]	$0	$0	$30,100

[1]
The amount reflects the additional $11,000 retainer for service as our Chairman of the Board and additional compensation received by Mr. King during calendar year 2018, which included the first quarter of Fiscal 2019, in connection with his oversight of the search for our new Chief Executive Officer

[2]
The amount reflects the additional $2,500 retainer for Mr. Bauer’s service as Chairman of the Corporate Governance/Compensation Committee and the additional $2,500 retainer for his service as Secretary of the Board.

[3]	The amount reflects the additional $5,000 retainer for Mr. Guttau’s service as Chairman of the Audit Committee and his service as the audit committee financial expert.
[4]	The amount reflects the additional $2,500 retainer for Mr. Houser’s service as Chairman of the Nominating Committee.

Interested Directors

The following table lists the compensation we paid to our Interested Directors in Fiscal 2019. The fees payable to the Interested Directors are paid directly to their corporate employers at such directors’ request, and the Interested Directors do not receive any compensation from us for their service as directors.

As discussed above, the Company repurchased all of the Series B and Series C Units held by Bunge and ICM, respectively and therefore, as of the date of this filing, the Company no longer has any directors that constitute Interested Directors.

Name	Fee Earned or Paid in Cash	All Other Compensation	Equity or Non- Equity Incentives	Total

Andrew J. Bulloch[1]	$27,600	$0	$0	$27,600
Brett A. Caplice[2]	$27,600	$0	$0	$27,600
Jason D. Klootwyk[3]	$9,600	$0	$0	$9,600
Andres Martin[2,3]	$3,000	$0	$0	$3,000

[1]	Effective November 15, 2019, Mr. Bulloch resigned in connection with the Company’s repurchase of all of the Series C and Series A Units held by ICM.
[2]	Effective December 31, 2019, Messrs. Caplice and Martin resigned in connection with the Company’s repurchase of all of the Series C Units held by Bunge.
[3]
Our former Series B Member appointed Mr. Martin to replace Mr. Klootwyk as one of the Series B Directors effective March 21, 2019 and therefore, the director fees received by Messrs. Klootwyk and Martin in Fiscal 2019 reflect less than full year-amounts.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

UNIT OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table provides certain information as of January 22, 2020 with respect to the unit ownership of: (i) those persons or groups (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who beneficially own more than 5% of any series of units, (ii) each director of the Company, (iii) each Named Executive Officer of the Company (as defined in the “Summary Compensation Table” below) and (iv) all officers and directors of the Company as a group.  The percentages in the table below are based on 8,975 Series A Units issued and outstanding as of January 22, 2020.  Except as noted below, the persons listed below possess sole voting and investment power over their respective units.   No family relationships exist among our directors and executive officers.

Title of Class	Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percent of Class

Directors and Executive Officers:
Series A	Karol D. King	74 Units [2]	0.82%
Series A	Hubert M. Houser	54 Units [3]	0.60%
Series A	Theodore V. Bauer	52 Units [4]	0.58%
Series A	Michael K. Guttau	12 Units [5]	0.13%
Series A	Jill Euken	12 Units[6]	0.13%
--	Brian T. Cahill[7]	-0-	--
--	Michael D. Jerke[8]	-0-	--
--	Brett L. Frevert	-0-	--
	All Officers and Directors as a Group	204 Units	2.26%

[1]	The address for all of our directors, director nominees and executive officers is the address of the Company’s principal executive offices located at 10868 189th Street, Council Bluffs, Iowa 51503.
[2]	These Series A Units are owned jointly by Mr. King and his spouse.
[3]	These Series A Units are owned jointly by Mr. Houser and his spouse.
[4]	Includes 36 Series A Units owned jointly by Mr. Bauer and his spouse and 16 Series A Units owned by Mr. Bauer’s spouse for which Mr. Bauer disclaims beneficial ownership.
[5]	These Series A Units are owned jointly by Mr. Guttau and his spouse.
[6]	Ms. Euken's Series A Units are held in the Jill Euken Trust of which Ms. Euken serves as trustee.
[7]	Mr. Cahill served as President, Chief Executive Officer and General Manager until October 21, 2018.
[8]	Effective October 22, 2018, Mr. Jerke was appointed as President, Chief Executive Officer and General Manager of the Company.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Bunge

Fiscal 2019

On November 1, 2006, in consideration of its agreement to invest $20,004,000 in the Company, Bunge purchased the only issued and outstanding Series B Units under an arrangement whereby: (i) we would enter into various agreements with Bunge or its affiliates discussed below for management, marketing and other services, and (ii) Bunge has the right to elect a number of Series B Directors which are proportionate to the number of Series B Units owned by Bunge, as compared to all units.  During Fiscal 2019, Bunge had the right to appoint two (2) Series B Directors.

On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement with Bunge which was further amended and restated on October 23, 2017 to include specific provisions for loading and shipment of ethanol by truck (the “Ethanol Agreement”).  Under the Ethanol Agreement, the Company has agreed to sell Bunge all of the ethanol produced by the Company, and Bunge has agreed to purchase the same.  The Company will pay Bunge a percentage marketing fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expires on December 31, 2019, however it will automatically renew for one five-year term, unless terminated by the parties in accordance with the terms of the agreement. The Company incurred ethanol marketing expenses of $1.5 million in each year for Fiscal 2019 and Fiscal 2018, under the Ethanol Agreement.  The Company and Bunge entered into an amended and restated Ethanol Agreement effective December 31, 2019.  See the section entitled “Bunge – Fiscal 2020 Update” below.

On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains.  In November 2016, The Company reduced the number of leased ethanol cars to 323 and in both November 2013 and January 2015 The Company reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases.  Expenses under this agreement were $3.5 million and $4.0 million  for Fiscal 2019 and 2018, net of subleases and accretion, respectively.  In November 2016, the Company entered into a sublease for 96 hoppers with Bunge that expired  on March 24, 2019.  The Company had subleased another 92 hopper cars to unrelated third parties,  which also expired March 25, 2019.  In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which was phased  in during the fourth quarter of Fiscal 2018 and the first quarter of Fiscal 2019.  SIRE received an up-front assignment payment, and the net result will be financially neutral, and the number of side-leased railcars by SIRE remains the same.

The Company entered into an agreement effective March 24, 2019 extending the original Railcar Agreement with Bunge for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. Under the terms of the new agreement, the original DOT111 tank cars are leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to become effective May 2023. The 111 hopper cars are leased over a three year term running from March 24, 2019 to March 31, 2022. The combined cost for the leases for Fiscal 2019 was $3.5 million and $4.0 million in Fiscal 2018.

The Company continues to work with Bunge to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2020 and beyond.  The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.

On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company and will receive a marketing fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expires on December 31, 2019  and will  automatically renew for one five year term unless terminated by the parties in accordance with the terms of the agreement. The Company incurred distillers grains marketing expenses of $1.3 million and $1.2 million during Fiscal 2019 and 2018, respectively.  The Company and Bunge terminated the DG Purchase Agreement effective December 31, 2019.  See the section entitled “Bunge – Fiscal 2020 Update” below.

The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expires on December 31, 2019 and will  automatically renew for one five year term unless terminated by the parties in accordance with the terms of the agreement.  Expenses for corn procurement by Bunge were $0.7 million  for each year of the fiscal years ended September 30, 2019 and 2018. The Company had outstanding corn contracts of 7 thousand bushels with a $25 thousand liability as of September 30, 2019, and 116 thousand bushels with a $393 thousand liability as of September 30, 2018 included in derivative financial instruments liability on the balance sheet.  The Company and Bunge terminated the Agency Agreement effective December 31, 2019.  See the section entitled “Bunge – Fiscal 2020 Update” below.

Since the 2015 crop year, the Company has been using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.    Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and will automatically renew for one additional five year term unless terminated by the parties in accordance with the terms of the agreement. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.  The Company and Bunge terminated the Service Agreement effective December 31, 2019.  See the section entitled “Bunge – Fiscal 2020 Update” below.

Fiscal 2020 Update

On December 31, 2019, the Company repurchased 3,334 Series B membership units owned by Bunge for $18,003,600 ($5,400 per unit) and the Series B Units were cancelled.  The purchase was made under the terms of the Bunge Membership Interest Purchase Agreement, which also contains transition provisions related to services previously provided by Bunge.  As the sole holder of Series B units, Bunge was entitled to appoint two members of the Company’s board of directors.  The Company accessed its existing credit facility to fund the unit purchase transaction.

In addition, effective December 31, 2019, the Company and Bunge executed a Termination Agreement which terminated the following three agreements between the parties: (i) the Amended and Restated Feedstock Agency Agreement, (ii) the Amended and Restated Distiller’s Grain Purchase Agreement, and (iii) the Services Agreement Regarding Corn Purchases. Under these agreements, Bunge had provided grain origination services and had purchased all of the Company’s distillers grains.  The Company will be responsible for these functions going forward.

Finally, the Company and Bunge entered into a Second Amended and Restated Ethanol Purchase Agreement (the “Restated Ethanol Agreement”) under which Bunge will continue to purchase all the ethanol produced by the Company.  The Restated Ethanol Agreement replaces the prior ethanol agreement by and between the Company and Bunge dated December 5, 2014 which was further amended and restated on October 23, 2017.  Under the Restated Ethanol Agreement, the Company will pay Bunge a monthly marketing fee for its services.  The term of the Restated Ethanol Agreement expires on December 31, 2026 unless earlier terminated by the parties upon material breach or default or certain insolvency or dissolution events.

The Company continues to lease rail cars from Bunge under existing Railcar Agreements and related lease documents discussed above.

In connection with the closing of the repurchase transaction, Brett A. Caplice and Andres Martin, the two Series B Directors appointed by Bunge, resigned effective December 31, 2019.

ICM

On November 1, 2006, in consideration of its agreement to invest $6,000,000 in the Company, ICM became the sole Series C Member.  During Fiscal 2019, ICM had the right to appoint one Series C Director.

In connection with the payoff of certain ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing on January 1, 2017 at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise (the “Put Right”).  The Company  increased expenses in Fiscal 2019 by $637 thousand, and in Fiscal 2018  reduced expenses by $300 thousand in conjunction with this put right under the Unit Agreement.

On August 16, 2019, the Company received notice of the exercise by ICM of its Put Right, applicable for all of the ICM Units.  In its notice, ICM waived its right to a determination of fair market value as described in Section 2(d) of the Unit Agreement, and ICM agreed to accept the total of Eleven Million Ninety-Three Thousand One Hundred and Forty Six Dollars ($11,093,146), which is the purchase price of Ten Thousand Eight Hundred Ninety-Seven Dollars ($10,897) per Unit stated in the Unit Agreement, multiplied by ICM's 1,000 Series C and 18 Series A Membership Units, as provided in Section 1(j) of the Unit Agreement.

The closing of the Company’s purchase of the ICM Units took place on November 15, 2019, and the ICM Units were cancelled on that date.  In connection with the closing, Andrew Bulloch, the Series C Director appointed by ICM, resigned effective November 15, 2019.

Review and Approval of Related Person Transactions

In October 2012, our Board adopted a Related Party Policy which formalized into a written policy certain practices and procedures historically followed by our Board relating to the approval of any transaction, arrangement or series of similar transactions, arrangements or relations, including indebtedness or guarantees of indebtedness, with related parties.  Related persons include our directors or executive officers and their respective immediate family members and 5% beneficial owners of our units. Pursuant to the terms of the policy, the Corporate Governance/Compensation Committee must review the material facts of any related party transaction and approve such transaction.

The Company complied with the informal practices and procedures relating to the approval of related party transactions reflected in the Related Party Policy in connection with the approval of each of the related party transactions discussed above in this “Item 13 – Certain Relationships and Related Transactions, and Director Independence.”

Director Independence

Each of our current directors meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).  A full list of our current directors is set forth above under “Item 10 – Directors, Executive Officers and Corporate Governance.”

During Fiscal 2019, our Board included certain directors who did not meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system) as these directors were appointed by certain institutional investors and therefore constituted “Interested Directors”.  In connection with the repurchase of the Series B and Series C Units from Bunge and ICM, each of the Interested Directors resigned from the Board and therefore, as of the date of this filing, the Company no longer has any directors that constitute Interested Directors.

Our Board has standing Audit, Nominating, Corporate Governance/Compensation and Risk Management Committees.

The current members of the Audit Committee are Michael K. Guttau (Chair), Theodore V. Bauer and Karol D. King each of whom served on the committee for all of Fiscal 2019.  All of the members of the Audit Committee meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).

During Fiscal 2019, the members of the Nominating Committee were Hubert M. Houser (Chair), Theodore V. Bauer, Michael K. Guttau and Karol D. King.  As of the date of this filing, the members of the Nominating Committee are Hubert M. Houser (Chair), Theodore V. Bauer, Michael K. Guttau. Karol D. King and Jill Euken.  All of the directors that served on the Nominating Committee during Fiscal 2019 and currently serving on the Nominating Committee meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).

During Fiscal 2019, the Corporate Governance/Compensation Committee’s membership consisted of Messrs. Bauer (Chair), King and Klootwyk until Mr. Klootwyk’s resignation on March 21, 2019.  From March 21, 2019 through the end of Fiscal 2019, the Corporate Governance/Compensation Committee’s membership consisted of Messrs. Bauer (Chair), King and Martin.  As of the date of this filing, the Corporate Governance/Compensation Committee’s membership consists of Messrs. Bauer (Chair) and King. Messrs. Bauer and King meet the “independent director” standards applicable to companies listed on the NASDAQ Capital Market (though our units are not listed on any exchange or quotation system).   As discussed above, during their service as members of the Corporate Governance/Compensation Committee, Messrs. Klootwyk and Martin were considered Interested Directors.

During Fiscal 2019, the members of the Risk Management Committee were Messrs. Caplice (Chair), Bulloch, Guttau and Houser.  As of the date of this filing, the members of the Risk Management Committee are Hubert M. Houser and Michael K. Guttau. The Risk Management Committee Charter provides that our Board may appoint members of management and consultants to serve on the Risk Management Committee as either voting or non-voting members. Mr. Jerke, our current President and CEO, currently serves on the Risk Management Committee as a voting member and has served on the committee since his appointment on October 22, 2018.  Mr. Jerke is also currently serving as the Chair of the Risk Management Committee.   Brian T. Cahill, our former President and CEO served on the Risk Management Committee until October 21, 2018.   As discussed above, during their service a members of the Risk Management Committee, Messrs. Caplice and Bulloch were considered Interested Directors.

Item 14	Principal Accounting Fees and Services

The following table presents fees paid for professional services rendered by RSM US, LLP (“RSM”), our independent registered public accounting firm (“independent auditor”), during Fiscal 2019 and Fiscal 2018:

Fee Category	Fiscal 2019 Fees	Fiscal 2018 Fees

Audit Fees	$130,538	$130,673

Audit Related	$5,565	$5,355

Tax Fees	$33,111	$51,342

All Other Fees	$6,090	$-

Total Fees	$175,304	$187,370

Audit Fees are for professional services rendered by RSM for the audit of the Company’s annual financial statements, review of the interim financial statements included in quarterly reports and services that are normally provided by RSM in connection with statutory and regulatory filings or engagements, including review of SEC registration statements and related correspondence.

Audit Related Fees are for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees” including services relating to the Company’s renewable identification (RIN) procedures.

Tax Fees are for professional services rendered by RSM, for tax compliance, tax advice and tax planning and include preparation of federal and state income tax returns, and other tax research, consultation, correspondence and advice.

All Other Fees are for services other than the services reported above and for both Fiscal 2019 and Fiscal 2018 includes services relating to the administration of the Company’s domestic international sales corporation.

The Audit Committee has concluded the provision of the non-audit services listed above is compatible with maintaining the independence of RSM.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by our independent auditor.  These services may include audit services, audit-related services, tax services and other services.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditor and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditor in accordance with this pre-approval, and the fees for the services performed to date.  The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(3)   Exhibits:  The exhibits listed in the Exhibit Index of the Original Filing, which was filed with the SEC on December 20, 2019, and the exhibits listed in the Exhibit Index of this Amendment No. 1 are filed with, or incorporated by reference in this report.

EXHIBIT INDEX

The following documents are filed as part of this Amendment No. 1, and they supplement the exhibits filed and furnished with the Original Filing.

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a‑14(a)/15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 23, 2020	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

January 23, 2020	/s/ Brett L. Frevert
Brett L. Frevert, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	January 23, 2020
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	January 23, 2020
Theodore V. Bauer, Director

/s/ Hubert M. Houser	January 23, 2020
Hubert M. Houser, Director

/s/ Michael K. Guttau	January 23, 2020
Michael K. Guttau, Director

/s/ Jill Euken	January 23, 2020
Jill Euken, Director