Form 10-Q
period 2019-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2020-02-07
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending December 31, 2019

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

As of December 31, 2019, the Company had 8,975 Series A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	December 31, 2019	September 30, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,023	$1,075
Accounts receivable	6,878	1,431
Accounts receivable, related party	—	7,885
Derivative financial instruments	131	78
Inventory	14,918	17,167
Prepaid expenses and other	1,442	331
Total current assets	24,392	27,967

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	241,872	239,446
Office and other equipment	1,803	1,803
	245,739	243,313
Accumulated depreciation	(134,466)	(131,864)
Net property, plant and equipment	111,273	111,449

Other Assets
Right of use asset operating leases, net	9,004	—
Other assets	1,447	1,447
	10,451	1,447
Total Assets	$146,116	$140,863

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2019	September 30, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$10,169	$4,151
Accounts payable, related party	—	2
Derivative financial instruments	477	597
Accrued expenses	10,690	9,906
Accrued expenses, related parties	—	581
Accrued put option liability, related parties	—	6,037
Current maturities of notes payable	4,331	580
Current portion of operating lease liability	3,119	—
Total current liabilities	28,786	21,854

Long Term Liabilities
Notes payable, less current maturities	36,898	25,832
Other long-term liabilities	4,448	3,872
Operating lease liability, less current maturities	5,885	—
Total long term liabilities	47,231	29,704

Members' Equity
Members' capital, 8,975 and 13,327 units issued and outstanding as of December 31, 2019 and September 30, 2019, respectively	64,106	87,165
Retained Earnings	5,993	2,140
Total members' equity	70,099	89,305

Total Liabilities and Members' Equity	$146,116	$140,863

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018

Revenues	$62,065	$53,382
Cost of Goods Sold
Cost of goods sold-non hedging	57,044	53,516
Realized & unrealized hedging (gains)	(417)	(496)
	56,627	53,020

Gross Margin	5,438	362

General and administrative expenses	1,244	1,502

Operating Income (Loss)	4,194	(1,140)

Interest and other expense, net	341	169

Net Income (Loss)	$3,853	$(1,309)

Weighted average units outstanding - basic	12,652	13,327
Weighted average units outstanding - diluted	13,104	13,327
Income (Loss) per unit - basic	$304.54	$(98.22)
Income (Loss) per unit - diluted	$294.03	$(98.22)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total

Balance, September 30, 2018	$87,165	$10,637	$97,802
Net (Loss)	—	(1,309)	(1,309)
Balance, December 31, 2018	87,165	9,328	96,493

Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of membership units	(23,059)	—	(23,059)
Net Income	—	3,853	3,853
Balance, December 31, 2019	64,106	5,993	70,099

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2019	December 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$3,853	$(1,309)
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	2,602	2,578
Amortization	24	18
(Increase) decrease in current assets:
Accounts receivable	2,438	2,763
Inventory	2,249	(124)
Prepaid expenses and other	(1,111)	(428)
Derivative financial instruments	(53)	651
Increase (decrease) in current liabilities:
Accounts payable	6,016	6,460
Derivative financial instruments	(120)	(991)
Accrued expenses	203	(459)
Increase in other long-term liabilities	576	95
Net cash provided by operating activities	16,677	9,254

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,426)	(424)
Net cash (used in) investing activities	(2,426)	(424)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(205)	—
Settlement of put option liability	(6,037)	—
Proceeds from debt	103,731	22,876
Payments on debt	(88,733)	(32,104)
Repurchase of membership units	(23,059)	—
Net cash (used in) financing activities	(14,303)	(9,228)

Net (decrease) in cash and cash equivalents	(52)	(398)

CASH AND CASH EQUIVALENTS
Beginning	1,075	1,440
Ending	$1,023	$1,042

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$278	$187

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	9,684	—

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements are for the three months ended December 31, 2019 and 2018, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2019 ("Fiscal 2019") contained in the Company’s Annual Report on Form 10-K. See revision considerations related to form amounts presented in Form 10-K in the paragraph below. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) are sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 6, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge will provide transition services for all duties and responsibilities of the original DG Agreement until March 31, 2020. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of December 31, 2019 and September 30, 2019, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of December 31, 2019, the Company had contracts for 4.6 million gallons of ethanol, 0.1 million tons of wet and dried distillers grains and 7.2 pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2019, the Company was committed to purchasing 2.7 million bushels of corn on a forward contract basis resulting in a total commitment of $10.7 million. In addition, the Company was committed to purchase 1.6 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2019 and September 30, 2019 at market value are as follows:

	Balance Sheet Classification	December 31, 2019	September 30, 2019
		in 000's	in 000's
Futures and option contracts
In gain position		$42	$368
In loss position		(28)	(364)
Cash held by broker		117	74
	Current asset	131	78

Forward contracts, corn		477	597
	Current liability	477	597
Net futures, options, and forward contracts		$(346)	$(519)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2019 and 2018 consist of the following:

		Three Months Ended
	Statement of Operations Classification	December 31, 2019	December 31, 2018
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$36	$(477)
Futures and option corn contracts	Cost of Goods Sold	(453)	(19)

Leases
In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and 2) a "right to use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019, the start of our current fiscal year. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. See Note 8 for more detailed information regarding leases.
Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.
Put Option liability
The put option liability consisted of an agreement between the Company and ICM, Inc. ("ICM") that contained a conditional obligation to repurchase feature. Under the Unit Agreement between the Company and ICM dated December 17, 2014 (the "Unit Agreement"), the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the "ICM Units") commencing anytime during the earliest of several alternative dates and events at a price equal to the greater of $10,987 per unit or the fair market value (as defined in the Unit Agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified the Company of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company repurchased the ICM Units for $11.1 million in accordance with the terms of the Put Option set forth in the Unit Agreement.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2019	December 31, 2018
Numerator:
Net Income (loss) for basic earnings per unit	$3,853	$(1,309)
Net Income (loss) for diluted earnings per unit	$3,853	$(1,309)

Denominator:
Weighted average units outstanding - basic	12,652	13,327
Weighted average units outstanding - diluted	13,104	13,327
Income (Loss) per unit - basic	$304.54	$(98.22)
Income (Loss) per unit - diluted	$294.03	$(98.22)

Note 3:  Inventory
Inventory is comprised of the following:

	December 31, 2019	September 30, 2019
	in 000's	in 000's
Raw Materials - corn	$3,003	$4,270
Supplies and Chemicals	4,965	5,063
Work in Process	1,796	1,724
Finished Goods	5,154	6,110
Total	$14,918	$17,167

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
On November 8, 2019 the Company amended the credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the original amount of $30.0 million (the “Term Loan”) and a revolving term loan in the original amount of up to $40.0 million (the “Revolving Term Loan”), together with the Term Loan, the “ FCSA Credit Facility ”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan, as amended November 8, 2019, provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. The Revolving Term Loan, as amended November 8, 2019, also has a maturity date of November 15, 2024. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan, with a LIBOR spread of 3.4% per annum. The interest rate at December 31, 2019 was 5.19%.

As of December 31, 2019, there was $31.0 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	December 31, 2019	September 30, 2019
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.40% (5.19% at December 31, 2019)	$30,000	$—
Revolving Term Loan bearing interest at LIBOR plus 3.40% (5.19% at December 31, 2019)	9,043	23,902
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	2,426	2,569
	41,469	26,471
Less Current Maturities	4,331	580
Less Financing Costs, net of amortization	240	59
Total Long Term Debt	36,898	25,832

The approximate aggregate maturities of notes payable as of December 31, 2019 are as follows:

2020	$4,331

2021	8,095

2022	8,750

2023	7,500

2024	12,793

Total	$41,469

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
Put Option liability. The put option liability consisted of a Unit Agreement between the Company and ICM that contains a conditional obligation to repurchase feature. Under the Unit Agreement , the Company granted ICM the right to sell to the Company its 1,000 Series C Units and 18 Series A Membership Units (the "ICM Units") commencing anytime during the earliest of several alternative dates and events at the price equal to the greater of $10,987 per unit or the fair market value (as defined in the agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified the Company of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company repurchased the ICM Units for $11.1 million in settlement of the Put Option consistent with the terms of the Unit Agreement.
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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and September 30, 2019, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$42	$—	$—

Liabilities:
Derivative financial instruments	28	477	—
Put option liability	—	—	—

	September 30, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$368	$—	$—

Liabilities:
Derivative financial instruments	364	597	—
Put option liability	—	—	6,037

The following table summarizes the assumptions used in computing the fair value of the put option liability subject to fair value accounting at September 30, 2019

September 30, 2019
Put option assumptions:
Risk-free interest rate	—%
Expected volatility	—%
Expected life (years)	0.25
Exercise price	$10,897
Company unit price	$4,967

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the three months ended December 31, 2019 and for Fiscal 2019 that ended September 30, 2019:

	December 31, 2019	September 30, 2019
Beginning Balance	$6,037	$5,400
Put Option (Redeemed)	(6,037)	—
Change in Value	—	637
Ending Balance	$—	$6,037

Note 6:   Related Party Transactions
Bunge
On November 15, 2019, the Company repurchased all of the ICM Units, with an effective date of October 31, 2019. On December 31, 2019, the effective date, the Company repurchased the 3,334 Series B membership units owned by Bunge. Effective as of the date of the respective repurchase of the ICM Units and the Series B Units from Bunge, ICM and Bunge no longer constituted related parties. However, the activities discussed below reflect related party activity during the quarter ended December 31, 2019 up to and through the date of the respective repurchase.
Under the Ethanol Agreement, the Company sells Bunge all of the ethanol produced by the Company.  The Company pays Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. The Company incurred ethanol marketing expenses of $0.4 million during both of the three months ended December 31, 2019 and 2018 under the Ethanol Agreement.
Under the DG Purchase Agreement, Bunge purchases all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expired on December 31, 2019.  As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original DG Purchase Agreement. After that, the Company will be responsible for all duties and responsibilities previously performed by Bunge. The Company incurred distillers grains marketing expenses of $0.3 million during both of the three months ended December 31, 2019 and 2018.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original Agency Agreement. After that, the Company will be responsible for all duties and responsibilities previously performed by Bunge. Expenses for corn procurement by Bunge were $0.2 million during both of the three months ended December 31, 2019 and 2018.

Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 25,500 acres of Enogen corn for the fiscal year ending September 30, 2020 ("Fiscal 2020"). Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expired on December 31, 2019 and the Company notified Syngenta not to extend the Services Agreement, but to allow corn planted this fiscal year to be planted and harvested under the terms of the Services Agreement. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.
On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November 2016, the Company reduced the number of leased ethanol cars to 323. In both November 2013 and January 2015, the Company reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month-to-month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. On November 1, 2016, the agreement was amended to provide for 96 hopper cars to be side-leased back to Bunge. The Company subleased 40 hopper cars to an unrelated third party, which sublease expired March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge which was phased in over the fourth quarter of Fiscal 2018, and was implemented during the first quarter of Fiscal 2019. The Company received an up-front assignment/payment, and the net result will be financially neutral, and the number of side-leased railcars by the Company remains the same.
The Company entered into an amendment to the Railcar Agreement effective March 24, 2019 to provide for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. Under the terms of the amended Railcar Agreement, the original DOT111 cars will be leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 111 hopper cars will be leased over a three year term running from March 24, 2019 to March 31, 2022 and continuing on a month-to-month basis thereafter. The Company's lease of the hopper cars will terminate upon the expiration of all such hopper cars. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 15% as compared to the prior lease terms. Expenses under the Railcar Agreements were $0.8 million for the three months ended December 31, 2019 and $0.9 million for the three months ended December 31, 2018, net of subleases and accretion.
The Bunge Repurchase Agreement did not impact the Railcar Agreement and the Company will continue to lease rail cars from Bunge under existing lease documents.
ICM
In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “Unit Agreement”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ICM Units”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified the Company of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company repurchased the ICM Units for $11.1 million in settlement of the Put Option consistent with the terms of the Unit Agreement.
Note 7: Major Customer
The Company is party to the Ethanol and Distillers Grain Purchase Agreements with Bunge for the exclusive marketing, selling, and distributing of all the ethanol through December 31, 2026, and for distillers grains, and syrup produced by the Company through March 31, 2020. Revenues from Bunge were $59.4 million and $50.3 million for the three months ended December 31, 2019 and 2018, respectively.

Note 8. Lease Obligations
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. By making this election, the Company has not applied retrospective reporting for 2018. The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year. The Company elected the package of practical expedients to not re-evaluate existing contracts as containing a lease or the lease classification unless it was not previously assessed against the lease criteria. In addition, the Company did not reassess initial direct costs for any existing leases.
A lease exists when a contract conveys to a party the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The Company recognized a lease liability at the lease commencement date, as the present value of future lease payments, using an estimated rate of interest that the Company would pay to borrow equivalent funds on a collateralized basis. A lease asset is recognized based on the lease liability value and adjusted for any prepaid lease payments, initial direct costs, or lease incentive amounts. The lease term at the commencement date includes any renewal options or termination options when it is reasonably certain that the Company will exercise or not exercise those options, respectively.
The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge. An additional 60 cars are leased from a third party under two separate leases for 3 years for half and 4 years for the second half. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. Rent expense incurred for the operating leases during the three months ended December 31, 2019 was approximately $0.8 million. The lease agreements have maturity dates ranging from January 2022 to May 2023. The average remaining life of the lease term for these leases was 3.68 years as of December 31, 2019.
The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 5.1%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $9.0 million as of December 31, 2019.
At December 31, 2019, the Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve month period ended December 31:

2020	$3,206
2021	3,197
2022	2,439
2023	922
Total	$9,764

Undiscounted future payments	$9,764
Discount effect	(760)
$9,004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2019 including the financial statements, accompanying notes and the risk factors contained herein.

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 ("Fiscal 2019") under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Overview
The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March, 2005. The Company is permitted to produce 140 million gallons of ethanol annually.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, corn oil and corn syrup in the continental United States, Mexico, and the Pacific Rim.

Recent Developments

ICM Repurchase Transaction

In connection with the payoff of certain ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C Units and 18 Series A Membership Units (the “ ICM Units ”) commencing on January 1, 2017 at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise (the “Put Right”).
On August 16, 2019, the Company received notice of the exercise by ICM of its Put Right, applicable for all of the ICM Units. In its notice, ICM waived its right to a determination of fair market value and ICM agreed to accept the total of $11,093,146 (or $10,897 per unit). The closing of the Company’s purchase of the ICM Units took place on November 15, 2019, and the ICM Units were canceled on that date.
Bunge Repurchase Transaction

On December 31, 2019, the Company repurchased 3,334 Series B membership units owned by Bunge for $18,003,600 ($5,400 per unit) and the Series B Units were canceled under the terms of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").
In addition, effective December 31, 2019, the Company and Bunge executed a Termination Agreement which terminated the following three agreements between the parties: (i) the Amended and Restated Feedstock Agency Agreement, (ii) the Amended and Restated Distiller’s Grain Purchase Agreement, and (iii) the Services Agreement Regarding Corn Purchases. Under these agreements, Bunge had provided grain origination services and had purchased all of the Company’s distillers grains. Under the Bunge Repurchase Agreement, Bunge agreed to provide transition services and continue to perform the same duties and responsibilities in accordance with the terms of the original agreements until March 31, 2020. Thereafter, the Company will be responsible for these functions.
In connection with the Bunge Repurchase Agreement, the Company and Bunge entered into a Second Amended and Restated Ethanol Purchase Agreement (the “Restated Ethanol Agreement”) under which Bunge will continue to purchase all the ethanol produced by the Company. The Restated Ethanol Agreement replaces the prior ethanol agreement by and between the Company and Bunge dated December 5, 2014 which was further amended and restated on October 23, 2017. Under the Restated Ethanol Agreement, the Company will pay Bunge a monthly marketing fee for its services. The term of the Restated Ethanol Agreement expires on December 31, 2026 unless earlier terminated by the parties upon material breach or default or certain insolvency or dissolution events.
The Company continues to lease rail cars from Bunge under existing Railcar Agreements and related lease documents discussed above.

Executive Overview of Ethanol Industry
The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. Adding to the supply/demand imbalance is the stance taken by the Environmental Protection Agency (the "EPA") under the Trump Administration with regard to the issuance of “hardship waivers” to so-called small refineries. These waivers allowed the recipient to no longer comply with the requirements of the Renewable Fuel Standard (the "RFS") which is discussed further below. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RIN’s are a tradeable commodity given that if refiners (obligated parties) need additional RIN’s to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RIN’s. The EPA’s allowance of numerous waivers has driven the price for RIN’s from a high of 75 cents per gallon in late 2017 and early 2018 to an average of less than 20 cents per gallon during 2019 with a low of 12 cents per gallon on May 20, 2019.
Domestic ethanol use is around 14 billion gallons per year. The industry currently has capacity to produce over 16.6 billion gallons with approximately 7% of such capacity currently idled. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in the first ten months of 2019 ethanol exports decreased 14.5% as compared to the first ten months of 2018according to the most recent available data from the U.S. Energy Information Administration ("EIA"). This decrease is primarily due to the reduction of exports to Brazil, historically one of the largest customers of U.S. ethanol as a result of tariffs implemented by Brazil on U.S. ethanol. Despite the reduction in exports to Brazil, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports of U.S. ethanol to these three countries constituted almost 51% of all U.S. ethanol exports during such ten-month period as compared to 65% during the same ten-month period in 2018.
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
The EPA has continued to grant small refinery waivers throughout 2019 and has substantially expanded such grants since 2015. Although the EPA previously announced that it was suspending the waiver program pending review in 2019, the industry has not seen any evidence to support this position and in fact, in August 2019, the EPA announced that it had granted 31 waiver applications for compliance year 2018 with two additional waiver applications still pending.
On May 29, 2018, the National Corn Growers Association, National Farmers Union, the American Coalition for Ethanol and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate Renewable Volume Obligations or "RVOs" under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance.
On January 24, 2020, the court struck down the three specific waivers stating that the waivers were improperly issued by the EPA. The court also found that the EPA abused its discretion in failing to explain how the EPA could conclude that a small refinery could suffer a disproportionate economic hardship while the EPA continued to consistently claim that costs for RIN compliance are passed through to, and recovered by, the same small refineries. Although this ruling is a positive signal to the marketplace, there is no guarantee that the EPA will cease granting small refinery waivers or that courts will strike down additional waivers granted by the EPA.
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
In addition, we are also continuing with our efforts to de-bottleneck the production process. On September 1, 2019, we placed into service a dehydration membrane technology that is expected to allow for a more efficient increase in dehydration capability and slight reduction in our CI score.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On July 5, 2019, the EPA issued a proposed rule for 2020 which set the annual volume requirements renewable fuel at 19.92 billion gallons of renewable fuel (the "Proposed 2020 Rule"). Both the Final 2019 Rule and the Proposed 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. A public hearing on the Proposed 2020 Rule was held in July and the public comment period expired on August 30, 2019. The final rule was originally expected to be issued in November 2019.

However, on October 15, 2019, the EPA released a supplemental notice seeking additional comments on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol.

Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Final 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Final 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, the statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.

Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels. In response, the EPA Administrator directed his staff to initiate the required technical analysis to perform any future reset consistent with the reset rules. The Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates therefore triggering the mandatory reset under the RFS. The Final 2020 Rule is approximately 34% below the statutory targets, which represents the third consecutive year of reductions of more than 20% below the statutory mandates. After the issuance of the Final 2019 Rule, the EPA became statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in court; however, the One-Pound Waiver is in effect, and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season. .

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

Although the Final 2019 Rule and the Final 2020 Rule maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons this number does not take into account waivers granted by the

EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year.

As of October 2019, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

In response to the substantially expanded granting of small refinery exemptions in 2019, over 15 plants have shut down while other plants have limited production. The RFA estimates that approximately 20 ethanol plants have been temporarily idled or permanently closed since the EPA began to expand the volume of the small refinery exemptions granted. The Trump Administration has not announced a plan to reallocate ethanol gallons lost to exemptions in the current year and therefore, the continued granting of waivers and the failure of the Trump Administration to take any action to reallocate the lost exemptions will continue to negatively impact ethanol demand and RIN and ethanol prices

Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rulemaking. This is the first RFS rulemaking since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA's current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely affected which would negatively impact our financial performance. The EPA's based the projected volume of gasoline and diesel that was exempt in 2020 on utilizing the three year rolling average of relief recommended by the Department of Energy, rather than the three year rolling level of actual exemptions advocated by agricultural interests.

On May 18, 2018, the Advanced Biofuel Association initiated a legal challenge to the EPA’s process for granting exemptions from compliance under the RFS to small refineries. In its petition, the Advanced Biofuel Association seeks judicial review of the EPA’s decision to modify criteria to lower the threshold by which the agency determines whether to grant small refineries an exemption for the RFS for reasons of disproportionate economic hardship. In November 2019, the Court dismissed the case because the Advanced Biofuels Association did not identify a final agency action in their original lawsuit.

Additionally, on May 29, 2018, the National Corn Growers Association, National Farmers Union, and the Renewable Fuels Association filed a petition challenging the EPA’s grant of waivers to three specific refineries seeking that the court reject the waivers granted to the three as an abuse of EPA authority.  These waived gallons are not redistributed to obligated parties, and in effect, reduce the aggregate Renewable Volume Obligations ("RVOs") under the RFS. If the specific waivers granted by the EPA and/or its lower criteria for granting small refinery waivers under the RFS are allowed to stand, or if the volume requirements are further reduced, it could have an adverse effect on the market price and demand for ethanol which would negatively impact our financial performance. On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criteria, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries.

Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to the EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. The EPA has not reallocated volume exemptions in prior years, and continued to approve 31 new requests in 2019. On October 29, 2019, the U.S. House of Representatives Committee on Energy and Commerce met to examine the effects of the small refinery exemptions on biofuels and agriculture since 2016. Companies were seeking the EPA to make available more information on refinery exemptions.
On February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA challenging the EPA’s failure to address small refinery exemptions in the Final 2019 Rule. An administrative stay has been granted to research the contents of the lawsuit.
Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2019 Rule and the Final 2020 Rule together with the application of the One-Pound Waiver to E15 permitting the year round sale of E15 signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability.

Industry Factors Affecting our Results of Operations
Ethanol prices increased 19.7% during the three months ended December 31, 2019 as compared to the same period in the previous fiscal year. In addition, there was a slight increase of 1.0% in ethanol shipments during the three months ended December 31, 2019 as compared to the prior year.
Management currently believes that despite ethanol price changes, the ethanol outlook for the second quarter of our fiscal year ending September 30, 2020 ("Fiscal 2020") as well as the outlook for certain of our co-products will remain flat due to the following factors:

•
The latest estimates of supply and demand provided by the U.S. Department of Agriculture (the "USDA") did not change the estimate for 2018/19 ending corn stocks from 2.1 billion bushels. For 2019/20, the USDA left corn consumption for ethanol and co-products at 5.4 billion bushels and also left their forecast for the corn supply at 13.7 billion bushels which was 0.7 billion bushels lower than the 2018/19 crop. The USDA maintained corn price estimates for Fiscal 2020 at $3.85 per bushel, which is almost 7% greater than 2018/19. Yield per acre and production numbers from those set forth in the November 2019 report remained unchanged, but yield per acre is forecast 5% below the 2018/19 yield number of 176 bushels per acre.

•
The EIA released in its Short Term Energy Outlook report in in January 2020 and indicated that U.S. gasoline demand is expected to remain flat at 9.3 million barrels per day; however, the EIA forecasts that gasoline demand will decrease in 2021 by 0.6%. The EIA's January 2020 report also forecasts that retail gasoline prices will increase slightly by 1.1% in 2020, and remain flat for 2021. Any increase in gasoline demand could have a positive impact on ethanol demand whereas decreased gasoline demand would have an adverse impact on ethanol demand and therefore, ethanol prices.

•
Global ethanol demand as reported by the EIA decreased in the last 10 months from 2018 record levels for exports to various foreign markets, in spite of higher blending mandates and octane demand within the foreign countries. Worldwide exports from the U.S. decreased 14.5% comparing the first 10 months of calendar year 2019 compared to the first 10 months of 2018, the last available month information was published. Canada, Brazil and India remain the three largest customers, and accounted for 51% of all U.S. ethanol exports. Exports of U.S. ethanol to these three countries is down from last year's level at 65%, and Brazil fell from first on the list to second during this time period. The top 5 countries accounted for 64% for this time period, compared to last year's level of 76%.

•
On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future

We currently believe that our margins will remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the EPA. Escalation in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, which could adversely impact our profitability during the balance of Fiscal 2020. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol remain low or decline further. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war with foreign countries is a great threat to the U.S. agriculture economy in the short term.
Our distiller grain margins have been impacted positively in the short term due to plant shutdowns and plant slowdowns by local competitors which resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We have experienced a price increase of 0.8% for the three months ended December 31, 2019, as compared to the three months ended December 31, 2018, on a 5.9% increase of tons sold for those same periods. In 2018, an estimated 31% of U.S. DDG production was exported, and 2018 was the second highest export year on record for DDG. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. This remained true for the first quarter of Fiscal 2020. In January 2020, the U.S. and China signed a "Phase One" agreement where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. Domestic demand for distiller grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2019 and 2018.

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$62,065	100.0%	$53,382	100.0%
Cost of Goods Sold
Material Costs	42,921	69.2%	38,828	72.8%
Variable Production Expense	7,531	12.1%	8,228	15.4%
Fixed Production Expense	6,175	9.9%	5,964	11.2%
Gross Profit	5,438	8.8%	362	0.6%
General and Administrative Expenses	1,244	2.0%	1,502	2.8%
Interest and other expense, net	341	0.6%	169	0.3%
Net Income (Loss)	$3,853	6.2%	$(1,309)	(2.5)%

Revenues
Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended December 31, 2019, the average price per gallon of ethanol increased by 19.7% as compared to the same period in 2018, coupled with a 1.0% increase in gallons of ethanol sold. The net effect was a 20.9% increase in ethanol revenue for the three months ended December 31, 2019. The increase in ethanol prices resulted principally from industry production fluctuating in order to align production with ethanol demand , as during the three month period last year ethanol prices reached record lows, which prices have subsequently returned to historically normal levels.
An increase in the average price per ton of distillers grains of approximately 0.8% coupled with a 5.9% increase in volume sold resulted in an increase of 6.8% in revenue for this category in the three months ended December 31, 2019 as compared to the same three month period in 2018. Distillers grain revenue increased as some ethanol plants recently started to slow down ethanol production, and correspondingly distiller grain production.

Corn oil revenue decreased 13.4% in the three months ended December 31, 2019 compared to the three months ended December 31, 2018 with lower pricing of 11.4% coupled with lower volume of 2.3% as the biodiesel market was impacted by the decision on tax credits and whether the manufacturing credits would be extended in the current year. Our market for corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$47,914	77.2%	$39,621	74.2%
Distillers Grains	11,356	18.3%	10,636	19.9%
Corn Oil	2,479	4.0%	2,863	5.4%
Other	316	0.5%	262	0.5%
Cost of Goods Sold
Our cost of goods sold as a percentage of our revenues was 91.2% and 99.3% for the three months ended December 31, 2019 and 2018, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 6.0% in the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Corn used in ethanol sold decreased by 1.1% in the three months ended December 31, 2019 from 2018 on basically flat ethanol production for the same corresponding period.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $0.4 million decrease to our cost of goods sold for the three months ended December 31, 2019, compared to a decrease of $0.5 million for the three months ended December 31, 2018. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses decreased 8.5% when comparing the three months ended December 31, 2019 to the three months ended December 31, 2018 due to a reduction in chemical costs and lower energy costs.
Fixed production expenses increased 3.5% for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Increased repair and maintenance costs, employee costs and supply costs, which were somewhat offset by lower lease costs, were the primary reasons for the increased expense in this category.
General & Administrative Expense
General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2019 decreased 17.2% compared to the three months ended December 31, 2018, primarily due to a one time transition charge in 2018 replacing the CEO whom retired, a 2018 one time expense for a national ethanol organization somewhat offset by higher accounting, consulting and legal fees due to the purchase of capital units and the associated amendment to our credit agreement.
Other Expense
Our other expenses were $0.3 million during the three months ended December 31, 2019 and $0.2 million for the three months ended December 31, 2018. The Company amended the credit agreement with Cobank to include two major capital projects, and the purchase of capital units from ICM and Bunge, and this led to higher interest expenses.
Change in fair value of put option liability

The put option liability consisted of an agreement between the Company and ICM, Inc. ("ICM") that contained a conditional obligation to repurchase feature. (the "Unit Agreement") Under the Unit Agreement , the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the "ICM Units") commencing anytime during the earliest of several alternative dates and events at a price equal to the greater of $10,987 per unit or the fair market value (as defined in the agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified SIRE of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company closed the repurchase transaction and paid $11.1 million to ICM in settlement of the Put Option provision consistent with the terms of the Unit Agreement.
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

	Three months ended	Three months ended
	December 31, 2019	December 31, 2018

EBITDA
Net Income (Loss)	$3,853	$(1,309)
Interest Expense	349	191
Depreciation	2,602	2,578
EBITDA	6,804	1,460

Unrealized Hedging (Gain)	(131)	(727)

Modified EBITDA	$6,673	$733

Liquidity and Capital Resources
The Company had certain loan agreements with FCSA and CoBank (the "FCSA Credit Facility"). The FCSA Credit Facility provides the Company with a term loan of $30 million, which was due in September 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the original FCSA Credit Facility is LIBOR plus 3.35%. On November 8, 2019 the company amended the "FCSA Credit Facility" which provides the Company with a term loan in the amount of $30 million (the "Term Loan") and a revolving term loan in the amount of $40 million (the "Revolving Term Loan"), and together with the Term Loan constitute a revised "FCSA Credit Facility". The interest rate on the revised FCSA Credit Facility is LIBOR plus 3.40%, and is secured by a security interest on all of the Company's assets. The Term Loan provides for payments by the Company to FCSA of semi-annual installments of $3.75 million, which begins on September 1, 2020 and matures November 15, 2024.
As of December 31, 2019, we had a cash balance of $1.0 million, $31.0 million available under the Revolving Term Loan.

Primary Working Capital Needs
During the second quarter of Fiscal 2020, we estimate that we will require cash of approximately $43.9 million for our primary input of corn and $3.7 million for our energy sources of electricity, steam, and natural gas.
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
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
Not applicable.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
SIRE's  management,  under the supervision and with  the  participation  of  SIRE's president and chief executive officer and SIRE's chief financial officer,  is responsible for establishing and maintaining adequate disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934, as amended) that are designed to insure that information required to be disclosed in the reports that the Company files is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and performed an evaluation of the effectiveness of of SIRE's disclosures controls and procedures as of the end of the  period covered by this quarterly report.
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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2019 and there were no material developments to such matters.

Item 1A.   Risk Factors.
There have been no material changes to the risk factors disclosed in Item 1A of our Form 10-K for the fiscal year ended September 30, 2019. Additional risks and uncertainties, including risks and uncertainties not presently known to us, or that we currently deem immaterial, could also have an adverse effect on our business, financial condition and/or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. Defaults Upon Senior Securities.
None

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.

None

Item 6.   Exhibits

4(ii)	Unit Transfer Policy, including QMS Manual (filed Herewith)

10.1
Bunge Membership Interest Purchase Agreement dated December 31, 2019 by and between Southwest Iowa Renewable Energy, LLC and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on January 2, 2020)

10.2
Termination Agreement dated December 31, 2019 by and between Southwest Iowa Renewable Energy, LLC and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on January 2, 2020)

10.3
Second Amended and Restated Ethanol Purchase Agreement effective January 1, 2020 by and between Southwest Iowa Renewable Energy, LLC and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on January 2, 2020)

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 7, 2020	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	February 7, 2020	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer