Form 10-Q
period 2020-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2020-05-22
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending March 31, 2020

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

As of March 31, 2020, the Company had 8,975 Series A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—None

EXPLANATORY NOTE
As previously disclosed in the Current Report on Form 8-K filed by Southwest Iowa Renewable Energy, LLC (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 15, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (the “Form 10-Q”) was delayed due to circumstances related to the novel coronavirus (“COVID-19”) pandemic. Due to the COVID-19 pandemic and measures taken to limit the spread of the COVID-19 pandemic, the Company’s operations and business have experienced significant disruptions in transportation and limited Company personnel’s safe access to the Company’s facilities, resulting in limited support from its staff and professional advisors during this time. The Company was therefore unable to file the Form 10-Q on its customary schedule. The Company relied on the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies,” dated March 25, 2020 (Release No. 34-88465) to delay the filing of this Form 10-Q.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	March 31, 2020	September 30, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,024	$1,075
Accounts receivable	2,981	1,431
Accounts receivable, related party	—	7,885
Derivative financial instruments	490	78
Inventory	15,866	17,167
Prepaid expenses and other	1,079	331
Total current assets	21,440	27,967

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	244,655	239,446
Office and other equipment	1,803	1,803
	248,522	243,313
Accumulated depreciation	(137,055)	(131,864)
Net property, plant and equipment	111,467	111,449

Other Assets
Right of use asset operating leases, net	8,400	—
Other assets	1,025	1,447
	9,425	1,447
Total Assets	$142,332	$140,863

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2020	September 30, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$3,597	$4,151
Accounts payable, related party	—	2
Derivative financial instruments	810	597
Accrued expenses	7,174	9,906
Accrued expenses, related parties	—	581
Accrued put option liability, related parties	—	6,037
Current maturities of notes payable	8,083	580
Current portion of operating lease liability	3,127	—
Total current liabilities	22,791	21,854

Long Term Liabilities
Notes payable, less current maturities	44,325	25,832
Other long-term liabilities	4,594	3,872
Operating lease liability, less current maturities	5,273	—
Total long term liabilities	54,192	29,704

Members' Equity
Members' capital, 8,975 and 13,327 units issued and outstanding as of March 31, 2020 and September 30, 2019, respectively	64,106	87,165
Retained Earnings	1,243	2,140
Total members' equity	65,349	89,305

Total Liabilities and Members' Equity	$142,332	$140,863

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

Revenues	$50,328	$53,190	$112,393	$106,572
Cost of Goods Sold
Cost of goods sold-non hedging	53,575	54,944	110,619	108,460
Realized & unrealized hedging (gains)	(385)	(1,327)	(802)	(1,823)
	53,190	53,617	109,817	106,637

Gross Margin (Loss)	(2,862)	(427)	2,576	(65)

General and administrative expenses	1,279	1,174	2,523	2,676

Operating Income (Loss)	(4,141)	(1,601)	53	(2,741)

Interest and other expense, net	609	215	950	384

Net (Loss)	$(4,750)	$(1,816)	$(897)	$(3,125)

Weighted average units outstanding - basic	8,975	13,327	10,824	13,327
Weighted average units outstanding - diluted	8,975	13,327	10,824	13,327
Income (Loss) per unit - basic	$(529.25)	$(136.26)	$(82.87)	$(234.49)
Income (Loss) per unit - diluted	$(529.25)	$(136.26)	$(82.87)	$(234.49)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total

Balance, September 30, 2018	$87,165	$10,637	$97,802
Net (Loss)	—	(1,309)	(1,309)
Balance, December 31, 2018	87,165	9,328	96,493
Net (Loss)	—	(1,816)	(1,816)
Balance, March 31, 2019	$87,165	$7,512	$94,677

Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of membership units	(23,059)	—	(23,059)
Net Income	—	3,853	3,853
Balance, December 31, 2019	64,106	5,993	70,099
Net (Loss)	—	(4,750)	(4,750)
Balance, March 31, 2020	$64,106	$1,243	$65,349

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(897)	$(3,125)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	5,205	5,134
Amortization	54	36
Loss on disposal of property and equipment	13	—
Change in other assets, net	422	291
(Increase) decrease in current assets:
Accounts receivable	6,335	2,896
Inventory	1,301	(3,752)
Prepaid expenses and other	(748)	(422)
Derivative financial instruments	(412)	276
Increase (decrease) in current liabilities:
Accounts payable	(556)	(1,410)
Derivative financial instruments	213	(1,044)
Accrued expenses	(3,313)	(513)
Increase in other long-term liabilities	722	195
Net cash provided by (used in) operating activities	8,339	(1,438)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,236)	(963)
Net cash (used in) investing activities	(5,236)	(963)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(223)	—
Settlement of put option liability	(6,037)	—
Proceeds from debt	156,654	76,851
Payments on debt	(130,489)	(74,789)
Repurchase of membership units	(23,059)	—
Net cash provided by (used in) financing activities	(3,154)	2,062

Net (decrease) in cash and cash equivalents	(51)	(339)

CASH AND CASH EQUIVALENTS
Beginning	1,075	1,440
Ending	$1,024	$1,101

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$842	$397

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$9,684	$—

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements are for the three months and six months ended March 31, 2020 and 2019, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2019 ("Fiscal 2019") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) were sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 6, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020. Thereafter, the Company is responsible for these functions. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of March 31, 2020 and September 30, 2019, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of March 31, 2020, the Company had no open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and1.8 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2020, the Company was committed to purchasing 1.0 million bushels of corn on a forward contract basis resulting in a total commitment of $3.7 million. In addition, the Company was committed to purchase 1.2 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2020 and September 30, 2019 at market value are as follows:

	Balance Sheet Classification	March 31, 2020	September 30, 2019
		in 000's	in 000's
Futures and option contracts
In gain position		$798	$368
In loss position		(37)	(364)
Cash held by (due to) broker		(271)	74
	Current asset	490	78

Forward contracts, corn		810	597
	Current liability	810	597
Net futures, options, and forward contracts		$(320)	$(519)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the six months ended March 31, 2020 and 2019 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$865	$(297)	$900	$(774)
Futures and option corn contracts	Cost of Goods Sold	(1,250)	(1,030)	(1,702)	(1,049)

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
Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For both the three months and six months ended March 31, 2020, the lower of cost or market adjustment was $1.0 million, compared to no market adjustment in the three months and six months ended March 31, 2019.
Put Option liability
The put option liability consisted of an agreement between the Company and ICM, Inc. ("ICM") that contained a conditional obligation to repurchase feature. Under the Unit Agreement between the Company and ICM dated December 17,

2014 (the "Unit Agreement"), the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the "ICM Units") commencing anytime during the earliest of several alternative dates and events at a price equal to the greater of $10,987 per unit or the fair market value (as defined in the Unit Agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified the Company of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company repurchased the ICM Units for $11.1 million in accordance with the terms of the Put Option set forth in the Unit Agreement. The effective date of the Company's repurchase of the ICM Units was October 31, 2019.
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019
Numerator:
Net (Loss) for basic earnings per unit	$(4,750)	$(1,816)	$(897)	$(3,125)
Net (Loss) for diluted earnings per unit	$(4,750)	$(1,816)	$(897)	$(3,125)

Denominator:
Weighted average units outstanding - basic	8,975	13,327	10,824	13,327
Weighted average units outstanding - diluted	8,975	13,327	10,824	13,327
(Loss) per unit - basic	$(529.25)	$(136.26)	$(82.87)	$(234.49)
(Loss) per unit - diluted	$(529.25)	$(136.26)	$(82.87)	$(234.49)

Note 3:  Inventory
Inventory is comprised of the following:

	March 31, 2020	September 30, 2019
	in 000's	in 000's
Raw Materials - corn	$5,597	$4,270
Supplies and Chemicals	4,936	5,063
Work in Process	1,777	1,724
Finished Goods	3,556	6,110
Total	$15,866	$17,167

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
On November 8, 2019 the Company amended the credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30.0 million (the “Term Loan”) and a revolving term loan in the amount of up to $40.0 million (the “Revolving Term Loan”), together with the Term Loan, the “ FCSA Credit Facility ”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. The Revolving Term Loan also has a maturity date of November 15, 2024. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan, with a LIBOR spread of 3.4% per annum. The interest rate at March 31, 2020 was 4.39%.

As of March 31, 2020, there was $19.6 million available under the Revolving Term Loan.

Notes payable

Notes payable consists of the following:

	March 31, 2020	September 30, 2019
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.40% (4.39% at March 31, 2020)	$30,000	$—
Revolving Term Loan bearing interest at LIBOR plus 3.40% (4.39% at March 31, 2020)	20,355	23,902
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	2,281	2,569
	52,636	26,471
Less Current Maturities	8,083	580
Less Financing Costs, net of amortization	228	59
Total Long Term Debt	44,325	25,832

The approximate aggregate maturities of notes payable as of March 31, 2020 for the twelve months of payments for each year are as follows:

2021	$8,083

2022	8,101

2023	8,597

2024	7,500

2025	20,355

Total	$52,636

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
Put Option liability. The put option liability consisted of a Unit Agreement between the Company and ICM that contains a conditional obligation to repurchase feature. Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C Units and 18 Series A Membership Units (the "ICM Units") commencing anytime during the earliest of several alternative dates and events at the price equal to the greater of $10,987 per unit or the fair market value (as defined in the agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified the Company of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company repurchased the ICM Units for $11.1 million in settlement of the Put Option consistent with the terms of the Unit Agreement. The Company's repurchase of the ICM Units was effective October 31, 2019.
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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and September 30, 2019, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$798	$—	$—

Liabilities:
Derivative financial instruments	37	810	—

	September 30, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$368	$—	$—

Liabilities:
Derivative financial instruments	364	597	—
Put option liability	—	—	6,037

The following table summarizes the assumptions used in computing the fair value of the put option liability subject to fair value accounting at September 30, 2019:

September 30, 2019
Put option assumptions:
Risk-free interest rate	—%
Expected volatility	—%
Expected life (years)	0.25
Exercise price	$10,897
Company unit price	$4,967

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the six months ended March 31, 2020 and for Fiscal 2019 that ended September 30, 2019:

	March 31, 2020	September 30, 2019
Beginning Balance	$6,037	$5,400
Put Option (Redeemed)	(6,037)	—
Change in Value	—	637
Ending Balance	$—	$6,037

Note 6:   Related Party Transactions

On November 15, 2019, the Company repurchased all of the ICM Units, which repurchase had an effective date of October 31, 2019. On December 31, 2019, the effective date, the Company repurchased the 3,334 Series B membership units owned by Bunge. Effective as of the date of the respective repurchase of the ICM Units and the Series B Units from Bunge, ICM and Bunge no longer constituted related parties. However, the activities discussed below reflect related party activity during the quarter ended December 31, 2019 up to and through the date of the respective repurchase, and historical expenses incurred in Fiscal 2019 for comparable periods.
Bunge
Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the original Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. The Company incurred related party ethanol marketing expenses of $0.0 million and $0.4 million during the three months ended March 31, 2020 and 2019. The Company incurred related party ethanol marketing expenses of $0.4 million and $0.8 million for the six months ended March 31, 2020 and 2019.
Under the DG Purchase Agreement, Bunge purchased all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expired on December 31, 2019.  As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original DG Purchase Agreement. TheThe Company is now responsible for all duties and responsibilities previously performed by Bunge. The Company incurred related party distillers grains marketing expenses of $0.0 million and $0.3 million during the three months ended March 31, 2020 and 2019, respectively. The Company incurred related party distillers grains marketing expenses of $0.3 million and $0.7 million for the six months ended March 31, 2020 and 2019, respectively.

The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provided that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge. Related party expenses for corn procurement by Bunge were $0.0 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. The Company incurred related party corn procurement expenses of $0.2 million and $0.4 million for the six months ended March 31, 2020 and 2019, respectively.
Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  The Company has contracted for 25,500 acres of Enogen corn for the fiscal year ending September 30, 2020 ("Fiscal 2020"). Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originated all Enogen Corn contracts for its facility and Bunge assisted the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company paid Bunge a per bushel service fee.  The initial term of the Services Agreement expired on December 31, 2019 and the Company notified Bunge of its election not to extend the Services Agreement, but to allow corn planted this fiscal year to be planted and harvested under the terms of the Services Agreement. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.
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
The Company entered into an amendment to the Railcar Agreement effective March 24, 2019 to provide for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. Under the terms of the amended Railcar Agreement, the original DOT111 cars will be leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 111 hopper cars will be leased over a three year term running from March 24, 2019 to March 31, 2022 and continuing on a month-to-month basis thereafter. The Company's lease of the hopper cars will terminate upon the expiration of all such hopper cars. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 15% as compared to the prior lease terms. The Company has subleased 73 tanker cars to two unrelated third parties, which subleases expire March 31, 2020 and June 30, 2020. Approximately 40% of the cars subleased under the March 31, 2020 agreement had been returned by the contract end date. Related party expenses under the Railcar Agreements were $0.0 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, net of subleases and accretion. The Company incurred related party railcar lease expenses of $0.8 million and $1.9 million for the six months ended March 31, 2020 and 2019, respectively.
The Bunge Repurchase Agreement did not impact the Railcar Agreement and the Company will continue to lease rail cars from Bunge under existing lease documents.
ICM
In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “Unit Agreement”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ICM Units”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified the Company of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company repurchased the ICM Units for $11.1 million in settlement of the Put Option consistent with the terms of the Unit Agreement. The effective date of the Company's repurchase of the ICM Units was October 31, 2019.

Note 7: Major Customer
The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026 and was a party to the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling and distributing of all distillers grains and syrup produced by the Company through March 31, 2020. Revenues from Bunge were $47.2 million and $50.0 million for the three months ended March 31, 2020 and 2019, respectively. Revenues from Bunge were $106.6 million and $100.4 million for the six months ended March 31, 2020 and 2019, respectively.

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
The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge. An additional 60 cars are leased from a third party under two separate leases for 3 years for half and 4 years for the second half. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company has subleased 73 tanker cars to two unrelated third parties, which subleases expire March 31, 2020 and June 30, 2020. Approximately 40% of the cars subleased under the March 31, 2020 agreement had been returned by the contract end date. Expense incurred for the operating leases during the three months ended March 31, 2020 was approximately $0.7 million and $1.5 million for the six months ended March 31, 2020. The lease agreements have maturity dates ranging from January 2022 to May 2023. The average remaining life of the lease term for these leases was 3.43 years as of March 31, 2020.
The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 4.4% . The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $8.4 million as of March 31, 2020.
At March 31, 2020, the Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve month period ended March 31:

2021	$3,205
2022	3,145
2023	2,613
Total	$8,963

Undiscounted future payments	$8,963
Discount effect	(563)
$8,400

Note 9: Subsequent Events

Paycheck Protection Program Loan

On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program Loan ("PPP loan") legislation passed by Congress and President Trump. The PPP loan will be forgiven based upon the borrower's payroll cost over an eight week period starting upon the receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 can be utilized from these funds and eligible for payment forgiveness by the federal government. At least 75% of the proceeds must be used for payroll costs, and no more than 25% on non payroll expenses. PPP loan proceeds used by the borrower for the approved expense categories will generally be fully forgiven by the lender if employee headcount and compensation requirements are met.The Company will account for the provisions of its PPP loan during our third fiscal quarter, and incorporate the financial results in the next quarterly report on Form 10-Q.

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

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us") contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn, natural gas, and steam;

•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;

•	Our inability to comply with our credit agreements required to continue our operations;

•	Negative impacts that our hedging activities may have on our operations;

•	Decreases in the market prices of ethanol, distillers grains;

•	Ethanol supply exceeding demand and corresponding ethanol price reductions;

•	Changes in the environmental regulations that apply to our plant operations;

•	Changes in plant production capacity or technical difficulties in operating the plant;

•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;

•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;

•	Competition from larger producers as well as competition from alternative fuel additives;

•	Changes in interest rates and lending conditions of our loan covenants;

•	Volatile commodity and financial markets;

•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller grains produced in the United States;

•	Disruptions, failures or security breaches relating to our information technology infrastructure;

•	Trade actions by the Trump Administration, particularly those affecting the biofuels and agricultural sectors and related industries; and

•	Disruption caused by health epidemics, such as the novel strain of the coronavirus, and the adverse impact of such epidemics on global economic and business conditions.

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

Impact of COVID-19 on our Business

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and on March 11, 2020, the World Health Organization characterized the spread of COVID-19 as a pandemic. Since then, several world governments, including the United States and many individual states and municipalities, have imposed lockdowns, self-quarantine requirements, and travel restrictions on their citizens. These actions, as well as oil production actions by Russia and Saudi Arabia, have dramatically decreased the demand for and price of blended gasoline across the globe and in the United States. Because the United States requires ethanol to be blended into the nation’s fuel supplies, gasoline consumption and demand plays a key role in the demand for and price of ethanol.

Operations

Throughout most of 2018 and 2019 as well as early 2020, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19 in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, commencing in the middle of March 2020, we elected to reduce ethanol production at our plant by approximately fifty percent. Management believes that this reduction is warranted due to current negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also results in a corresponding decrease in distillers grains and corn oil production.

We currently plan to operate at the reduced production level until completion of our annual maintenance shutdown currently scheduled for May 2020. We have already commenced some of our annual maintenance on an accelerated schedule where the circumstances allow us to perform such maintenance while protecting the health and safety of our employees.

Recently, pursuant to temporary regulatory relief issued by the U.S. Food and Drug Administration (“FDA”) in light of the COVID-19 pandemic, several ethanol plants and industrial chemical companies have found ways to process ethanol into hand sanitizer for medical and consumer applications. During this period of reduced production, the Company has found  several customers seeking ethanol in bulk for use in hand sanitizers and shipped several smaller tank car trains in mid-April, and will continue to actively pursue ethanol opportunities. The Company has also bottled several sizes of "SIREtizer" hand sanitizer for local distribution. Given current economic conditions and the unprecedented decrease in the price and demand for blended gasoline, the Company is currently able to command a higher margin supplying ethanol used to produce these hand sanitizer products than for its conventional ethanol product.  The Company is currently producing and selling ethanol based hand sanitizer as a new line of business and expects to do so for the foreseeable future. However, given the recent emergence of this market, the actively evolving approach to its regulation, and the temporary nature of the FDA’s relief, it is uncertain for how long and under what conditions the FDA will permit the Company and other ethanol plants to continue in this new line of business.

The Company will continue to monitor COVID-19 developments and the effect on fuel demand and terminal capacity in order to determine whether further adjustments to production will be necessary. However, management currently anticipates increasing production levels based upon the then-current market conditions upon completion of the annual maintenance shutdown.

Employee Health and Safety

From the earliest signs of the outbreak, we have taken proactive, aggressive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted appropriate safety measures, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present at the plant, staggering schedules and shifts for those that must be on-site to perform their work, extensively and frequently disinfecting our workspaces and requiring employees who must be physically present at the plant to wear masks. The Company also suspended all plant tours, and instituted a policy for contractor/vendors to answer a health questionnaire and provide the work environment where they have been for the past fourteen days. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Supply and Demand Impact

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations, even when operating at reduced production levels. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both on obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

The COVID-19 outbreak has significantly increased economic and demand uncertainty. We anticipate that the current outbreak or continued spread of COVID-19 will cause a global economic slowdown, and it is possible that it could cause a global recession. In the event of a recession, demand for our products would decline and our business would be adversely effected.

Paycheck Protection Program Loan

On April 15, 2020, the Company received $1.1 million under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19. Our PPP Loan will be forgiven based upon our payroll cost over an eight week period starting upon our receipt of the funds. Expenses for payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 can be utilized from these funds and eligible for payment forgiveness by the federal government. At least 75% of the proceeds must be used for payroll costs, and no more than 25% on non-payroll expenses. Our use of our PPP Loan proceeds for the approved expense categories will generally be fully forgiven if we satisfy certain employee headcount and compensation conditions.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, our PPP Loan and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our loan agreements (the "FCSA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB (“CoBank”) as of March 31, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all all of the financial covenants in our FCSA Credit Facility for the next twelve months.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our Fiscal 2020 results. However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the second quarter of Fiscal 2020 progressed and as of the date of this filing, management does not anticipate material improvement in the macroeconomic environment and, as a result our results for Fiscal 2020 may be significantly affected.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on strategic initiatives designed to improve on our operational efficiencies and diversify our products which is critical in order to drive positive results in a negative margin environment. Our management team is currently in the process of implementing several projects to enhance our plant's operational efficiencies and we also continue to evaluate opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the carbon index ("CI") of the ethanol we produce.

In addition, we are also continuing with our efforts to de-bottleneck the production process. On September 1, 2019, we placed into service a dehydration membrane technology that is expected to allow for a more efficient increase in dehydration capability and slight reduction in our CI score.

Also, we believe that consolidation within the ethanol industry, coupled with our location, good operating efficiencies and our solid team may provide new opportunities for our plant.

We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we cannot reasonably estimate the impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. In addition, see Part II-Item 1A, “Risk Factors,” included herein for updates to our risk factors regarding risks associated with the COVID-19 pandemic.

Ethanol Supply and Demand
The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. In March, the COVID-19 virus impact upon the economy, coupled with the uncertainty within the oil industry between Russia and Saudi Arabia, drove the price of gasoline downwards, and the price of ethanol plummeted at or below production costs. Many plants in the U.S. have shut down production or cut production levels. According to the Renewable Fuels Association ("RFA"), 75 ethanol plants have been idled, 79 plants are operating at reduced levels and 50 plants are operating near normal capacity. This means 50% of the industry's production capacity is off line. Adding to the supply/demand imbalance is the stance taken by the Environmental Protection Agency (the "EPA") under the Trump Administration with regard to the issuance of “hardship waivers” to so-called small refineries which is discussed further in the section below entitled "Renewable Fuel Standard".
Domestic ethanol use is around 14 billion gallons per year. The industry currently has capacity to produce over 16.6 billion gallons with approximately 10% of such capacity currently idled. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in calendar year 2019, ethanol exports decreased 13.6% as compared to the calendar year 2018 according to the most recent available data from the U.S. Energy Information Administration ("EIA"). This decrease is primarily due to the reduction of exports to Brazil, historically one of the largest customers of U.S. ethanol as a result of tariffs implemented by Brazil on U.S. ethanol. Despite the reduction in exports to Brazil, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports of U.S. ethanol to these three countries constituted almost 50% of all U.S. ethanol exports during calendar year 2019 as compared to 59% during the same period in 2018.
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

However, on October 15, 2019, the EPA released a supplemental notice seeking additional comments on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as Renewable Identification Numbers or RINs, negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in court; however, the One-Pound Waiver is in effect, and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season.On March 11, 2020, which did not take into account the COVID-19 virus impact on the U.S. economy, or the previously mentioned Russia-Saudi Arabia oil production differences, the EIA had gasoline consumption for 2020 flat with last year, with gasoline prices being 18% lower than in 2019. The COVID-19 virus will have a significant impact on the U.S. and worldwide economy over the next few months, all unchartered territory that makes forecasting near impossible.

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

On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely, and reviewing the governors’ letter.”

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

As of October 2019, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. The 10th district court ruling on previously discussed nullified multiple small refinery exemptions ("SRE") by the EPA and caused D6 RINS to trade near the 24 cent per gallon level in January 2020. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. As of December 31, 2019, the EPA has received sixteen requests for small refinery waivers that will be up for consideration during 2020. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

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

COVID-19 Legislation

In response to the COVID-19 pandemic, Congress passed the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act") in late March 2020 in an attempt to offset the subsequent economic damage. The CARES Act created and funded multiple programs that have impacted or could impact our industry. The The United States Department of Agriculture ("USDA") was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase the corn. The USDA did not include any CCC funds for ethanol plants as of this filing.

The CARES Act also provided for the Small Business Administration (the "SBA") to assist companies that constitute small business and keep them from laying off workers. The Paycheck Protection Program (the "PPP") was created and quickly paid out all of the funds appropriated, including some to farmers and to ethanol plants. Although we received our PPP Loan under the CARES Act, as discussed above, the receipt of PPP funds by farmers could, like the CCC funds, incentivize them to delay marketing corn which could increase the price of corn.

Ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis.

Industry Factors Affecting our Results of Operations
Ethanol prices increased 1.7% during the three months ended March 31, 2020 as compared to the same period in the previous fiscal year, despite the fact that there was a decrease of 9.5% in ethanol shipments during the three months ended March 31, 2020 as compared to the prior year. The increase in ethanol prices during the three-month period in spite of the decreased shipments was due to the fact that in the 2019 comparative period the price for ethanol was at an all time low. The COVID-19 pandemic is the primary reason for the decrease in shipments during the three-month period in light of the significantly adverse impact it had on March ethanol shipments. Ethanol prices increased 11.1% for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The ethanol shipment volume decreased 4.1% for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. The COVID-19 virus in 2020 and the historically low prices in 2019 also impacted the six months' comparison.
Management currently believes that the ethanol outlook for the third quarter of our fiscal year ending September 30, 2020 ("Fiscal 2020") as well as the outlook for certain of our co-products will decrease due to the following factors:

•
The latest estimates of supply and demand provided by the USDA changed the estimate for 2018/19 ending corn stocks to 2.2 billion bushels. For 2019/20, the USDA left corn consumption for ethanol and co-products at 5.4 billion bushels and also left their forecast for the corn supply at 13.7 billion bushels which was 0.6 billion bushels lower than the 2018/19 crop. The USDA maintained corn price estimates for Fiscal 2020 at $3.85 per bushel, which is almost 7% greater than 2018/19. Yield per acre and production numbers from those set forth in the prior report remained unchanged, but yield per acre is forecast 5% below the 2018/19 yield number of 176 bushels per acre. The impact of the COVID-19 pandemic is not reflected in the above numbers, but management expects that the pandemic will have a depressing effect on the U.S. and global economy.

•
The EIA released in its Short Term Energy Outlook report in March 2020 and indicated that U.S. gasoline demand is expected to remain flat at 9.3 million barrels per day; however, the EIA forecasts that gasoline demand will decrease in 2021 by 0.9%. The EIA's latest 2020 report also forecasts that retail gasoline prices will decrease by 17.7% in 2020, and increase by 8.9% for 2021. The price decrease is a result by recent actions in March 2020 by the Organization of Petroleum Exporting Countries and their allies to increase production and emphasize market share instead of a balance global oil market. Any increase in gasoline demand could have a positive impact on ethanol demand whereas decreased gasoline demand would have an adverse impact on ethanol demand and therefore, ethanol prices.

•
Global ethanol demand as reported by the EIA decreased in the last 12 months from 2018 record levels for exports to various foreign markets, in spite of higher blending mandates and octane demand within the foreign countries. Worldwide exports from the U.S. decreased 10.3% during calendar year 2019 compared to the calendar year 2018, the last available month information was published. During the last six months of calendar year 2019, Canada, Brazil and India remain the three largest customers, and accounted for 56% of all U.S. ethanol exports. Exports of U.S. ethanol to these three countries is up slightly from last year's level at 55%. The top 5 countries accounted for 70% of the exports for this time period, compared to last year's level of 67%.

•
On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future.

We currently believe that our margins will remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the EPA. A decrease in the price for crude oil and unleaded gasoline could have a positive impact on the demand for gasoline and impact the market price of ethanol, but the effect of the COVID-19 pandemic on the economy is expected to have a substantial negative impact on demand, which could adversely impact our profitability during the balance of Fiscal 2020. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol remain low or decline further. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war with foreign countries is a great threat to the U.S. agriculture economy in the short term.
Our distiller grain margins have been impacted positively in the short term due to plant shutdowns and plant slowdowns by local competitors which resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We have experienced a price increase of 1.5% for the six months ended March 31, 2020, as compared to the six months ended March 31, 2019, on a 3.3% increase in tons sold for those same periods. In 2018, an estimated 31% of U.S. DDG production was exported, and 2018 was the second highest export year on record for DDG. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One" agreement where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. Domestic demand for distiller grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$50,328	100.0%	$53,190	100.0%
Cost of Goods Sold
Material Costs	40,302	80.1%	39,319	73.9%
Variable Production Expense	6,616	13.1%	8,152	15.3%
Fixed Production Expense	6,272	12.5%	6,146	11.6%
Gross (Loss)	(2,862)	(5.7)%	(427)	(0.8)%
General and Administrative Expenses	1,279	2.5%	1,174	2.2%
Interest and other expense, net	609	1.2%	215	0.4%
Net (Loss)	$(4,750)	(9.4)%	$(1,816)	(3.4)%

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2020 and 2019.

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$112,393	100.0%	$106,572	100.0%
Cost of Goods Sold
Material Costs	83,223	74.0%	78,146	73.3%
Variable Production Expense	14,146	12.6%	16,380	15.4%
Fixed Production Expense	12,448	11.1%	12,111	11.4%
Gross (Loss)	2,576	2.3%	(65)	(0.1)%
General and Administrative Expenses	2,523	2.3%	2,676	2.5%
Interest and other expense, net	950	0.8%	384	0.3%
Net (Loss)	$(897)	(0.8)%	$(3,125)	(2.9)%

Revenues
Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended March 31, 2020, the average price per gallon of ethanol increased by 1.7% as compared to the same period in 2019, offset by a 9.5% decrease in gallons of ethanol sold, primarily in the last two weeks of the quarter due to the impact of the COVID-19 pandemic on the economy. The net effect was a 8.0% decrease in ethanol revenue for the three months ended March 31, 2020. The price for ethanol decreased over 11% form the first quarter averages, but Fiscal 2019 was compared to a historically low period for ethanol revenue prices. During the six months ended March 31, 2020, the average price per gallon of ethanol increased 11.1% as compared to the first six months ended March 31, 2019. Slightly offsetting this was a 4.1% decrease in the volume of ethanol gallons sold during the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. Overall, ethanol revenue increased 6.5% for the first six months ended March 31, 2020 compared to the first six months ended March 31, 2019.
An increase in the average price per ton of distillers grains of approximately 4.5% coupled with a 1.4% decrease in volume sold resulted in an increase of 3.0% in revenue for this category in the three months ended March 31, 2020 as compared to the same three month period in 2019. Distillers grain revenue increased as some ethanol plants reduced ethanol production, and correspondingly distiller grain production, and the Company was able to compete more effectively within the distillers grain market. For the six months ended March 31, 2020 , distillers grain price per ton increased 1.5%, and tons sold increased 3.3% for an overall increase of 4.9% as compared to the six months ended March 31, 2019.
Corn oil revenue decreased 2.5% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019 with higher pricing of 0.4% offset by lower volume of 2.9%. Comparing the six months ended March 31, 2020 to the six months ended March 31, 2019, corn oil revenue decreased 7.9% as tons sold decreased by 2.6% combined with a lower average price per ton of 5.4%. Our market for corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future, but this has not been experienced to date.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$36,026	71.6%	$39,172	73.6%
Distillers Grains	11,101	22.0%	10,776	20.3%
Corn Oil	2,904	5.8%	2,979	5.6%
Other	297	0.6%	263	0.5%

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$83,940	74.7%	$78,793	73.9%
Distillers Grains	22,457	20.0%	21,412	20.1%
Corn Oil	5,383	4.8%	5,842	5.5%
Other	613	0.5%	525	0.5%

Cost of Goods Sold
Our cost of goods sold as a percentage of our revenues was 105.7% and 100.8% for the three months ended March 31, 2020 and 2019, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 3.9% in the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Due to the COVID-19 virus in the latter half of our second fiscal quarter, the volume of ethanol produced was lower by 8.6% for the three months ended March 31, 2020 as compared the the same period in fiscal 2019. Our cost of good sold as a percentage of our revenues was 97.7% for the six months ended March 31, 2020 compared to 100.1% for the six months ended March 31, 2019. The gallons of ethanol produced fell by 4.3% as compared to Fiscal 2019 and the price for corn used in ethanol sold increased by 4.9% in the six months ended March 31, 2020 compared to the same period in 2019.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $0.4 million decrease to our cost of goods sold for the three months ended March 31, 2020, compared to a decrease of $1.3 million for the three months ended March 31, 2019. For the six months ended March 31, 2020, the Company's realized and unrealized gains (losses) related to our derivatives and hedging for corn resulted in a $0.8 decrease to our cost of goods sold compared to a $1.8 decrease to our cost of goods sold for the six months ended March 31, 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses decreased 18.8% when comparing the three months ended March 31, 2020 to the three months ended March 31, 2019 due to a reduction in energy costs and lower chemical costs. For the six months ended March 31, 2020, variable production expenses were lower by 13.6% as compared to the six months ended March 31, 2019. The lower expenses were due to a reduction in energy costs as we took advantage of lower natural gas costs and also lower chemical costs.

Fixed production expenses increased 2.1% for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Increased repair and maintenance costs, insurance expense and depreciation were somewhat offset by lower lease costs, were the primary reasons for the increased expense in this category. For the six months ended March 31, 2020, fixed production costs were 2.8% higher than the fixed production expenses for the six months ended March 31, 2019. With a continuation of the trends for the quarter, increased repairs and maintenance costs, insurance expenses and depreciation were somewhat offset by lower lease costs.
General & Administrative Expense
General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2020 increased 8.9% compared to the three months ended March 31, 2019, primarily due to increased organizational dues and subscription and higher salary/benefit expenses. For the six months ended March 31, 2020, general and administrative expenses decreased 5.7% compared to the six months ended March 31, 2019 due to lower salary and benefit expense as 2019 expenses included a one time transition charge for replacing the CEO upon his retirement, final contractual obligations to the outgoing CEO, a one time expense for a national ethanol organization somewhat offset by higher accounting, consulting and legal fees.
Interest and Other Expense, Net
Our other expenses were $0.6 million during the three months ended March 31, 2020 and $0.2 million for the three months ended March 31, 2019. The Company amended the credit agreement with Cobank to include two major capital projects, and the purchase of capital units from ICM and Bunge, and this led to higher interest expenses. For the six months ended March 31, 2020, our other expenses were $1.0 million compared to $0.4 million for the six months ended March 31, 2019. The amended the credit agreement with Cobank for two major capital projects, and the purchase of capital units from ICM and Bunge, has led to a higher interest expense.
Change in fair value of put option liability
The put option liability consisted of an agreement between the Company and ICM, Inc. ("ICM") that contained a conditional obligation to repurchase feature (the "Unit Agreement"). Under the Unit Agreement , the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the "ICM Units") commencing anytime during the earliest of several alternative dates and events at a price equal to the greater of $10,987 per unit or the fair market value (as defined in the agreement) on the date of exercise (the "Put Option"). On August 16, 2019, ICM notified SIRE of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. The agreement was effective October 31, 2019. On November 15, 2019, the Company closed the repurchase transaction and paid $11.1 million to ICM in settlement of the Put Option provision consistent with the terms of the Unit Agreement.
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

We compensate for these limitations by relying heavily on our GAAP financial measures and by using modified EBITDA as supplemental information.  We believe that consideration of modified EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our operations.  Because modified EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, modified EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of modified EBITDA to net (loss) (in thousands except per unit data):

	Three months ended	Three months ended	Six Months Ended	Six Months Ended
	March 31, 2020	March 31, 2019	March 31, 2020	March 31, 2019

EBITDA
Net (Loss)	$(4,750)	$(1,816)	$(897)	$(3,125)
Interest Expense	645	261	994	452
Depreciation	2,603	2,556	5,205	5,134
EBITDA	(1,502)	1,001	5,302	2,461

Unrealized Hedging (Gain)	(414)	(263)	(545)	(989)

Modified EBITDA	$(1,916)	$738	$4,757	$1,472

Liquidity and Capital Resources
The Company has certain loan agreements with FCSA and CoBank, as amended November 8, 2019 (the "FCSA Credit Facility") which provides the Company with a term loan in the amount of $30 million (the "Term Loan") and a revolving term loan in the amount of $40 million (the "Revolving Term Loan"). The interest rate on the FCSA Credit Facility is LIBOR plus 3.40%, and is secured by a security interest on all of the Company's assets. The Term Loan provides for payments by the Company to FCSA of semi-annual installments of $3.75 million, which begins on September 1, 2020 and matures November 15, 2024.
As of March 31, 2020, we had a cash balance of $1.0 million, $19.6 million available under the Revolving Term Loan.
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, our PPP Loan and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our FSCA Credit Facility as of March 31, 2020, the impact the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a a position to satisfy all all of the financial covenants in our FCSA Credit Facility for the next twelve months.

Primary Working Capital Needs
During the third quarter of Fiscal 2020, we estimate that we will require cash of approximately $27.0 million for our primary input of corn and $2.8 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the third quarter are expected to be $1.8 million, with the primary driver being the Dryer Heat Recovery project ("DEER") that was placed in service at the end of March.
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, management expects to have sufficient cash available to fund operations for the next twelve months generated by cash from our continuing operations and available cash under our Revolving Term Loan. We cannot estimate the availability of funds for hedging in the future.

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
We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $45 million, or $0.34 per gallon, assuming our plant operates at 100% of our capacity.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $65 million decrease in revenue.

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

Item 1A.   Risk Factors.
Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2019, in Part I, Item 1A, “Risk Factors,” and the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance. The following risk factors supplement and/or update risk factors previously disclosed and should be considered in conjunction with the other information included in, or incorporated by reference in, this quarterly report on Form 10-Q.

The COVID-19 pandemic may negatively affect our operations, financial condition, and demand for our products depending on the severity and longevity of the pandemic and its effects.

The COVID-19 pandemic is currently impacting countries, communities, supply chains and commodities markets, in addition to the global financial markets. This pandemic has resulted in social distancing, travel bans, governmental stay-at-home orders, and quarantines, and these may limit access to our facilities, customers, suppliers, management, support staff and professional advisors. At this time it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements, but the aforementioned factors, among other things, may impact our operations, financial condition and demand for our products, as well as our overall ability to react timely and mitigate the impact of this event. Furthermore, the aforementioned factors may hamper efforts to comply with our filing obligations with the Securities and Exchange Commission. Depending on its severity and longevity, the COVID-19 pandemic may have a material adverse effect on our business, customers, and members.
The production of hand sanitizer and other sanitizing products by ethanol plants is a new development with actively evolving regulation and oversight

Recently, pursuant to temporary regulatory relief issued by the U.S. Food and Drug Administration (“FDA”) in light of the COVID-19 pandemic, several ethanol plants and industrial chemical companies have found ways to process ethanol into hand sanitizer for medical and consumer applications.  Given current economic conditions and the unprecedented decrease in the price and demand for blended gasoline, the Company is currently able to command a higher margin supplying ethanol used to produce these hand sanitizer products than for its conventional ethanol product.  Given the recent emergence of this market, the actively evolving approach to its regulation, and the temporary nature of the FDA’s relief, it is uncertain for how long and under what conditions the FDA will permit the Company and other ethanol plants to continue in this new line of business.  On April 15, 2020, the FDA issued temporary guidance advising ethanol producers that any ethanol to be used in the production of hand sanitizers must meet United States Pharmacopoeia or Food Chemicals Codex grade requirements for ethanol, or be accompanied by information sufficient to ascertain the ethanol’s suitability for use in hand sanitizer products.  The Company is currently producing and selling ethanol based hand sanitizer as a new line of business and expects to do so for the foreseeable future.   It is unclear at this time how long the FDA’s temporary relief, which has allowed the Company to enter this line of business, will continue.

The ability or willingness of OPEC and other oil exporting nations to set and maintain production levels has a significant impact on oil and natural gas commodity prices.

The Organization of Petroleum Exporting Countries and their allies (collectively, "OPEC"), is an intergovernmental organization that seeks to manage the price and supply of oil on the global energy market. The actions of OPEC members, including those taken alongside other oil exporting nations, have a significant impact on global oil supply and pricing. As an example, OPEC and certain other oil exporting nations have previously agreed to take measures, including production cuts, to support crude oil prices. Although the negotiations were unsuccessful, in March 2020, members of OPEC considered extending and potentially increasing these oil production cuts, In response, Saudi Arabia announced an immediate reduction in export prices and Russia announced that all previously agreed oil production cuts will expire on April 1, 2020. These actions led to an immediate and steep decrease in oil prices. There can be no assurance that OPEC members and other oil exporting nations will agree to future production cuts or other actions to support and stabilize oil prices, nor can there be any assurance that they will not further reduce oil prices or increase production. Uncertainty regarding future actions to be taken by OPEC members or other oil exporting countries could lead to increased volatility in the price of oil, which could adversely affect our business, future financial condition and results of operations.

The impact of adverse economic conditions on gasoline could have a material adverse impact on the price and demand for ethanol and our financial performance.

The demand for gasoline correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on gasoline prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g.COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for gasoline. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19), that impair the functioning of financial markets and institutions also may adversely impact the demand for gasoline. Reduced demand for gasoline may impair demand for ethanol, harm our operations and negatively impact our financial condition

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 22, 2020	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	May 22, 2020	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer