Form 10-Q
period 2020-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2020-08-07
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending June 30, 2020

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

As of August 3, 2020, the Company had 8,975 Series A Membership Units outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

ASSETS	June 30, 2020	September 30, 2019
	(Unaudited)
Current Assets
Cash and cash equivalents	$822	$1,075
Accounts receivable	7,739	1,431
Accounts receivable, related party	—	7,885
Derivative financial instruments	18	78
Inventory	17,008	17,167
Prepaid expenses and other	630	331
Total current assets	26,217	27,967

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	246,625	239,446
Office and other equipment	1,803	1,803
	250,492	243,313
Accumulated depreciation	(139,786)	(131,864)
Net property, plant and equipment	110,706	111,449

Other Assets
Right of use asset operating leases, net	7,612	—
Other assets	1,172	1,447
	8,784	1,447
Total Assets	$145,707	$140,863

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Balance Sheets (Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2020	September 30, 2019
	(Unaudited)
Current Liabilities
Accounts payable	$2,069	$4,151
Accounts payable, related party	—	2
Derivative financial instruments	77	597
Accrued expenses	7,060	9,906
Accrued expenses, related parties	—	581
Accrued put option liability, related parties	—	6,037
Current maturities of notes payable	8,084	580
Current portion of operating lease liability	3,142	—
Total current liabilities	20,432	21,854

Long Term Liabilities
Notes payable, less current maturities	52,575	25,832
Other long-term liabilities	4,298	3,872
Operating lease liability, less current maturities	4,470	—
Total long term liabilities	61,343	29,704

Members' Equity
Members' capital, 8,975 and 13,327 units issued and outstanding as of June 30, 2020 and September 30, 2019, respectively	64,106	87,165
Retained earnings (deficit)	(174)	2,140
Total members' equity	63,932	89,305

Total Liabilities and Members' Equity	$145,707	$140,863

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Operations (Dollars in thousands except for net income per unit) (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Revenues	$34,107	$53,505	$146,500	$160,077
Cost of Goods Sold
Cost of goods sold-non hedging	34,807	54,275	145,426	162,735
Realized & unrealized hedging (gains)	(767)	(1,372)	(1,569)	(3,195)
	34,040	52,903	143,857	159,540

Gross Margin	67	602	2,643	537

General and administrative expenses	1,288	1,061	3,811	3,737

Operating (Loss)	(1,221)	(459)	(1,168)	(3,200)

Interest and other expense, net	196	292	1,146	676

Net (Loss)	$(1,417)	$(751)	$(2,314)	$(3,876)

Weighted average units outstanding - basic	8,975	13,327	10,210	13,327
Weighted average units outstanding - diluted	8,975	13,327	10,210	13,327
(Loss) per unit - basic	$(157.88)	$(56.35)	$(226.64)	$(290.84)
(Loss) per unit - diluted	$(157.88)	$(56.35)	$(226.64)	$(290.84)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings (Deficit)	Total

Balance, September 30, 2018	$87,165	$10,637	$97,802
Net (Loss)	—	(1,309)	(1,309)
Balance, December 31, 2018	$87,165	$9,328	$96,493
Net (Loss)	—	(1,816)	(1,816)
Balance, March 31, 2019	$87,165	$7,512	$94,677
Net (Loss)	—	(751)	(751)
Balance, June 30, 2019	$87,165	$6,761	$93,926

Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of membership units	(23,059)	—	(23,059)
Net Income	—	3,853	3,853
Balance, December 31, 2019	$64,106	$5,993	$70,099
Net (Loss)	—	(4,750)	(4,750)
Balance, March 31, 2020	$64,106	$1,243	$65,349
Net (Loss)	—	(1,417)	(1,417)
Balance, June 30, 2020	$64,106	$(174)	$63,932

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Statements of Cash Flows (Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,314)	$(3,876)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	7,946	7,670
Amortization	83	54
Loss on disposal of property and equipment	12	—
Change in other assets, net	275	291
(Increase) decrease in current assets:
Accounts receivable	1,577	5,036
Inventory	159	(6,322)
Prepaid expenses and other	(299)	(168)
Derivative financial instruments	60	(2,441)
Increase (decrease) in current liabilities:
Accounts payable	(2,084)	(206)
Derivative financial instruments	(520)	(1,567)
Accrued expenses	(3,427)	4,843
Increase in other long-term liabilities	426	(5,205)
Net cash provided by (used in) operating activities	1,894	(1,891)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,221)	(5,759)
Proceeds from sale of property and equipment	6	—
Net cash (used in) investing activities	(7,215)	(5,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(223)	—
Settlement of put option liability	(6,037)	—
Proceeds from debt	186,171	137,960
Payments on debt	(151,784)	(130,674)
Repurchase of membership units	(23,059)	—
Net cash provided by financing activities	5,068	7,286

Net (decrease) in cash and cash equivalents	(253)	(364)

CASH AND CASH EQUIVALENTS
Beginning	1,075	1,440
Ending	$822	$1,076

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,399	$633

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$9,684	$—
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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
The accompanying financial statements are for the three months and nine months ended June 30, 2020 and 2019, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2019 ("Fiscal 2019") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) were sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 6, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020. Commencing April 1, 2020, the Company is responsible for these functions. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.  Shipping and handling costs incurred by the Company for the sale of ethanol and co-products are included in cost of goods sold.
Accounts Receivable
Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of June 30, 2020 and September 30, 2019, management had determined no allowance was necessary.  Accounts receivables are written off when deemed uncollectable and recoveries of receivables written off are recorded when received.
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
The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of June 30, 2020, the Company had 7.6 million gallons of open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 4.4 million pounds of corn oil.
Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2020, the Company was committed to purchasing 2.1 million bushels of corn on a forward contract basis resulting in a total commitment of $6.9 million. In addition, the Company was committed to purchase 0.2 million bushels of corn on basis contracts.
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
Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2020 and September 30, 2019 at market value are as follows:

	Balance Sheet Classification	June 30, 2020	September 30, 2019
		in 000's	in 000's
Futures and option contracts
In gain position		$43	$368
In loss position		(112)	(364)
Cash held by broker		87	74
	Current asset	18	78

Forward contracts, corn	Current liability	77	597
Net futures, options, and forward contracts		$(59)	$(519)

The net realized and unrealized gains and losses on the Company’s derivative contracts for the nine months ended June 30, 2020 and 2019 consist of the following:

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$266	$(3,298)	$1,166	$(4,072)
Futures and option corn contracts	Cost of Goods Sold	(1,033)	1,926	(2,735)	877

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
Inventory
Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For both the three months ended June 30, 2020, and for the three months ended June 30, 2019, there was no lower of cost or market adjustment. For both the nine months ended June 30, 2020 and the nine months ended June 30, 2019, there was no lower of cost or market adjustment.
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
Income Per Unit
Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net (Loss) for basic earnings per unit	$(1,417)	$(751)	$(2,314)	$(3,876)
Net (Loss) for diluted earnings per unit	$(1,417)	$(751)	$(2,314)	$(3,876)

Denominator:
Weighted average units outstanding - basic	8,975	13,327	10,210	13,327
Weighted average units outstanding - diluted	8,975	13,327	10,210	13,327
(Loss) per unit - basic	$(157.88)	$(56.35)	$(226.64)	$(290.84)
(Loss) per unit - diluted	$(157.88)	$(56.35)	$(226.64)	$(290.84)

Note 3:  Inventory
Inventory is comprised of the following:

	June 30, 2020	September 30, 2019
	in 000's	in 000's
Raw Materials - corn	$4,427	$4,270
Supplies and Chemicals	4,840	5,063
Work in Process	1,510	1,724
Finished Goods	6,231	6,110
Total	$17,008	$17,167

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

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. The Revolving Term Loan also has a maturity date of November 15, 2024. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the loans, with a LIBOR spread of 3.4% per annum. The interest rate at June 30, 2020 was 3.58%.

As of June 30, 2020, there was $12.3 million available under the Revolving Term Loan.

Paycheck Protection Program Loan

On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program Loan ("PPP loan") legislation passed by Congress and signed by President Trump. The PPP loan may be forgiven based upon various factors, including, without limitation, the borrower's payroll cost over an eight to twenty-four week period starting upon the receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements . The Company incorporated the provisions of its PPP loan into our third fiscal quarter financial statements.

Notes payable

Notes payable consists of the following:

	June 30, 2020	September 30, 2019
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.40% (3.58% at June 30, 2020)	$30,000	$—
Revolving Term Loan bearing interest at LIBOR plus 3.40% (3.58% at June 30, 2020)	27,661	23,902
Note payable, PPP Loan bearing interest at 1.00% maturing April 28, 2022	1,063	—
Other debt with interest rates ranging from 3.50% to 4.15% and maturities through 2022	2,134	2,569
	60,858	26,471
Less Current Maturities	8,084	580
Less Financing Costs, net of amortization	199	59
Total Long Term Debt	52,575	25,832

The approximate aggregate maturities of notes payable as of June 30, 2020 for the twelve months of payments for each year are as follows:

2021	$8,084

2022	9,171

2023	8,442

2024	7,500

2025	27,661

Total	$60,858

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
The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and September 30, 2019, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	June 30, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$43	$—	$—

Liabilities:
Derivative financial instruments	112	77	—

	September 30, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$368	$—	$—

Liabilities:
Derivative financial instruments	364	597	—
Put option liability	—	—	6,037

The following table summarizes the assumptions used in computing the fair value of the put option liability subject to fair value accounting at September 30, 2019:

September 30, 2019
Put option assumptions:
Risk-free interest rate	—%
Expected volatility	—%
Expected life (years)	0.25
Exercise price	$10,897
Company unit price	$4,967

The following table reflects the activity for liabilities measured at fair value using Level 3 inputs during the nine months ended June 30, 2020 and for Fiscal 2019 that ended September 30, 2019:

	June 30, 2020	September 30, 2019
Beginning Balance	$6,037	$5,400
Put Option (Redeemed)	(6,037)	—
Change in Value	—	637
Ending Balance	$—	$6,037

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
Bunge
Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the original Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. The Company incurred related party ethanol marketing expenses of $0.0 million and $0.4 million during the three months ended June 30, 2020 and 2019. The Company incurred related party ethanol marketing expenses of $0.4 million and $1.1 million for the nine months ended June 30, 2020 and 2019.
Under the DG Purchase Agreement, Bunge purchased all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expired on December 31, 2019.  As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge. The Company incurred related party distillers grains marketing expenses of $0.0 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively. The Company incurred related party distillers grains marketing expenses of $0.3 million and $1.0 million for the nine months ended June 30, 2020 and 2019, respectively.
The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provided that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge. Related party expenses for corn procurement by Bunge were $0.0 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively. The Company incurred related party corn procurement expenses of $0.2 million and $0.5 million for the nine months ended June 30, 2020 and 2019, respectively.

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
The Company entered into an amendment to the Railcar Agreement effective March 24, 2019 to provide for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains (effective November 15, 2019, the parties reduced the number of leased hopper cars to 110 hopper cars). Under the terms of the amended Railcar Agreement, the original DOT111 cars will be leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 110 hopper cars will be leased over a three year term running from March 24, 2019 to March 31, 2022 and continuing on a month-to-month basis thereafter. The Company's lease of the hopper cars will terminate upon the expiration of all such hopper cars. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 15% as compared to the prior lease terms. The Company has subleased 30 tanker cars and 60 hopper cars to two unrelated third parties, which subleases expire November 8, 2020 and December 31, 2020, respectively Related party expenses under the Railcar Agreements were $0.0 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively, net of subleases and accretion. The Company incurred related party railcar lease expenses of $0.8 million and $2.7 million for the nine months ended June 30, 2020 and 2019, respectively. The Bunge Repurchase Agreement did not impact the Railcar Agreement.

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
Note 7: Major Customer
The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026 and was a party to the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling and distributing of all distillers grains and syrup produced by the Company through March 31, 2020. Revenues from Bunge were $20.3 million and $50.8 million for the three months ended June 30, 2020 and 2019, respectively. Revenues from Bunge were $126.4 million and $151.2 million for the nine months ended June 30, 2020 and 2019, respectively.

Note 8. Lease Obligations
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. By making this election, the Company has not applied retrospective reporting for the year ended September 30, 2019. The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year. The Company elected the package of practical expedients to not re-evaluate existing contracts as containing a lease or the lease classification unless it was not previously assessed against the lease criteria. In addition, the Company did not reassess initial direct costs for any existing leases.
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
The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge. An additional 60 cars are leased from a third party under two separate leases for 3 years for half and 4 years for the second half. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 73 tanker cars to two unrelated third parties, which subleases expired March 31, 2020 and June 30, 2020. Approximately 40% of the cars subleased under the March 31, 2020 agreement had been returned by the contract end date. Expense incurred for the operating leases during the three months ended June 30, 2020 was approximately $0.7 million and $1.5 million for the nine months ended June 30, 2020. The lease agreements have maturity dates ranging from January 2022 to May 2023. The average remaining life of the lease term for these leases was 3.18 years as of June 30, 2020.
The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.5% . The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $7.6 million as of June 30, 2020.
At June 30, 2020, the Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve month period ended June 30:

2021	$3,204
2022	2,909
2023	1,861
Total	$7,974

Undiscounted future payments	$7,974
Discount effect	(362)
$7,612

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

Impact of COVID-19 on our Business

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and on March 11, 2020, the World Health Organization characterized the spread of COVID-19 as a pandemic. Since then, several world governments, including the United States and many individual states and municipalities, have imposed lock-downs, self-quarantine requirements, and travel restrictions on their citizens. These actions, as well as oil production actions by Russia and Saudi Arabia, have dramatically decreased the demand for and price of blended gasoline across the globe and in the United States. Because the United States requires ethanol to be blended into the nation’s fuel supplies, gasoline consumption and demand plays a key role in the demand for and price of ethanol.

Operations

Throughout most of 2018 and 2019 as well as early 2020, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19 in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, commencing in the middle of March 2020, we elected to reduce ethanol production at our plant by approximately fifty percent in the month of April. May and June also saw lower than normal ethanol production levels.This cautionary strategy during the third quarter reduced ethanol production levels to twenty five percent as compared to the first half of 2020 production levels levels. However, we operated at 96% of historical levels in the month of June, which was included in the production levels for the third quarter. Management believes that this reduction is warranted due to current negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also results in a corresponding decrease in distillers grains and corn oil production.

Recently, pursuant to temporary regulatory relief issued by the U.S. Food and Drug Administration (“FDA”) in light of the COVID-19 pandemic, several ethanol plants and industrial chemical companies have found ways to process ethanol into hand sanitizer for medical and consumer applications. During this period of reduced production, the Company has found several customers seeking ethanol in bulk for use in hand sanitizers. The Company has also bottled several sizes of "SIREtizer" hand sanitizer for local distribution. Given current economic conditions and the unprecedented decrease in the price and demand for blended gasoline, the Company was able to command a higher margin supplying ethanol used to produce these hand sanitizer products than for its conventional ethanol product.  The Company sold and produced ethanol based hand sanitizer as a new line of business in the months of April and May. In June 2020, the FDA and Environmental Protection Agency (the "EPA") prohibited certain ethanol plants from producing and distributing hand sanitizer by limiting chemicals permitted in the finished product and forced such ethanol plants, including the C to halt production and cancel supply agreements.

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

Paycheck Protection Program Loan

On April 15, 2020, the Company received $1.1 million under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight to twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. Management believes that our use of our PPP Loan proceeds for the approved expense categories will generally be fully forgiven if we satisfy certain employee headcount and compensation conditions.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, our PPP Loan and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our loan agreements (the "FCSA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB (“CoBank”) as of June 30, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all all of the financial covenants in our FCSA Credit Facility for the next twelve months.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our Fiscal 2020 results. However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the third quarter of Fiscal 2020 progressed and as of the date of this filing, management does not anticipate material improvement in the macroeconomic environment and, as a result our results for Fiscal 2020 may be significantly affected.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on strategic initiatives designed to improve on our operational efficiencies and diversify our products which is critical in order to drive positive results in a low margin environment. Our management team is currently in the process of implementing several projects to enhance our plant's operational efficiencies and we also continue to evaluate opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the carbon index ("CI") of the ethanol we produce.

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

Ethanol Supply and Demand
The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. In March 2020, the COVID-19 virus impact upon the economy, coupled with the uncertainty within the oil industry between Russia and Saudi Arabia, drove the price of gasoline downwards, and the price of ethanol plummeted at or below production costs. Many plants in the U.S. have shut down production or cut production levels. According to the Renewable Fuels Association ("RFA"), 75 ethanol plants have been idled, 79 plants are operating at reduced levels and 50 plants are operating near normal capacity. This means 50% of the industry's production capacity is off line. Adding to the supply/demand imbalance is the stance taken by the EPA under the Trump Administration with regard to the issuance of “hardship waivers” to so-called small refineries which is discussed further in the section below entitled "Renewable Fuel Standard".
Domestic ethanol use is around 14 billion gallons per year. The industry currently has capacity to produce over 16.6 billion gallons. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in calendar year 2019, ethanol exports decreased 13.6% as compared to the calendar year 2018 according to the most recent available data from the U.S. Energy Information Administration ("EIA"). In the first quarter of 2020, ethanol exports increased 27% as compared to the similar period in 2019 but 2019 exports where substantially less than exports during prior years. During the first calendar quarter of 2020, exports still remain more than 10% lower than the first quarter of 2018. Despite recent reductions in exports to Brazil, which has historically been one of the largest customers of U.S. ethanol, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports of U.S. ethanol to these three countries constituted almost 50% of all U.S. ethanol exports during calendar year 2019 as compared to 59% during the same period in 2018. In the first calendar quarter of 2020, these three countries totaled 63% of total U.S. ethanol exports.
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

However, on October 15, 2019, the EPA released a supplemental notice seeking additional comments on a proposed rule on adjustments to the way that annual renewable fuel percentages are calculated. The supplemental notice was issued in response to an announcement on October 4, 2019, by President Trump of a proposed plan to require refiners not exempt from the rules to blend additional gallons of ethanol to make up for the gallons exempted by the EPA's expanded use of waivers to small refineries. The effect of these waivers is that the refinery is no longer required to earn or purchase blending credits, known as Renewable Identification Numbers or "RINs", negatively affecting ethanol demand and resulting in lower ethanol prices. The proposed plan was expected to calculate the volume that refiners were required to blend by using a three-year average of exempted gallons. However, the EPA proposed to use a three-year average to account for the reduction in demand resulting from the waivers using the number of gallons of relief recommended by the United States Department of Energy. A public hearing on the proposed rule was held October 30 and the public comment period expired on November 30, 2019. On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol.

Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Final 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Final 2020 Rule are all still significantly below the statutory mandates of 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, with significant reductions in the volume requirements for advanced biofuels as well.

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

Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. Although this rule is being challenged in court, the One-Pound Waiver is in effect and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season.The EIA first quarter estimate, which did not take into account the COVID-19 virus impact on the U.S. economy, or the previously mentioned Russia-Saudi Arabia oil production differences, had gasoline consumption for 2020 flat with last year, with gasoline prices being 18% lower than in 2019. The COVID-19 virus will have a significant impact on the U.S. and worldwide economy over the next few months, all unchartered territory that makes forecasting nearly impossible. The EIA forecast for summer driving put consumption down 23% as compared to the same period in 2019, as a result of travel restrictions and reduced economic activity related to COVID-19.

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

On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. In June 2020, the Attorneys General of seven states joined in the request made to waive the 2020 RFS compliance burdens. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely, and reviewing the governors’ letter.”

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

As of June 2020, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number ("RIN"). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. As discussed further below, the Tenth Circuit Court of Appeals ruled that multiple small refinery exemptions were improperly extended by the EPA which caused D6 RIN trading prices to increase to approximately $0.24 per gallon in January 2020. As of June 30, 2020, the EPA has received 52 requests for small refinery waivers that will be up for consideration during 2020. If the EPA approves all 52 of the pending applications, the ethanol market would suffer another loss of 2 billion gallons of biofuel blending requirements which will adversely impact RIN prices and the ethanol market. These waiver requests represent an effort by refineries to bypass the ruling of the Tenth Circuit and establish a continuous chain of exemptions. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

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

In a supplemental rulemaking to the Proposed 2020 Rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy (the "DOE") recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Although in past years the EPA has disregarded recommendations from the Department of Energy in the rule the DOE stated its intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to DOE recommendations for the 2019 compliance year applications as well, which should be adjudicated in 2020.

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

Ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis. In June 2020, the FDA and EPA prohibited certain ethanol plants from producing and distributing hand sanitizer by limiting chemicals permitted in the finished product and forced such ethanol plants, including the Company to halt production and cancel supply agreements.

Industry Factors Affecting our Results of Operations
Ethanol prices decreased 10.5% during the three months ended June 30, 2020 as compared to the same period in the previous fiscal year, and this was coupled with a decrease of 31.8% in ethanol shipments during the three months ended June 30, 2020 as compared to the prior year. The COVID-19 pandemic is the primary reason for the decrease in shipments during the three-month period. Ethanol prices increased 4.5% for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The ethanol shipment volume decreased 12.9% for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The COVID-19 pandemic in 2020 and the historically low prices in 2019 also impacted the nine months' comparison.
Management currently believes that the ethanol market for the fourth quarter of our fiscal year ending September 30, 2020 ("Fiscal 2020") as well as the market for certain of our co-products will worsen due to the following factors:

•
The latest estimates of supply and demand provided by the USDA changed the estimate for 2019/20 ending corn stocks to 2.1 billion bushels. For 2019/20, the USDA lowered corn consumption for ethanol and co-products by 10.0% to 4.9 billion bushels but left their forecast for the corn supply basically flat at 13.6 billion bushels which was 0.7 billion bushels lower than the 2018/19 crop. The USDA lowered their corn price estimates 6.5% for Fiscal 2020 to $3.60 per bushel, which is in line with ending prices for 2018/19. Yield per acre and production numbers from those set forth in the prior report remained unchanged, but yield per acre is forecast 5.1% below the 2018/19 yield number of 176 bushels per acre. The impact of the COVID-19 pandemic is reflected in the above numbers, but management expects that the pandemic will continue to have a depressing effect on the U.S. and global economy, as management believes the prior estimates have underestimated the impact of the pandemic

•
The EIA released its Short Term Energy Outlook report in June 2020 and indicated that U.S. gasoline demand is expected to decrease by 23% due to reduced gasoline consumption because of unemployment, government implementation of stay-at-home restrictions and many people are working exclusively or partially from home. The EIA forecasts that gasoline demand will probably recover in 2021, but current conditions make it difficult to determine when travel bottoms-out. The EIA's latest 2020 report also forecasts that retail gasoline prices will decrease by 17.7% in 2020, and increase by 8.9% for 2021. The price decrease is a result by recent actions in March 2020 by the Organization of Petroleum Exporting Countries and their allies to increase production and emphasize market share instead of a balance global oil market. Any increase in gasoline demand could have a positive impact on ethanol demand whereas decreased gasoline demand would have an adverse impact on ethanol demand and therefore, ethanol prices.

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
Our distiller grain margins have been impacted positively in the short term due to plant shutdowns and plant slowdowns by local competitors which resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We have experienced a price increase of 2.2% for the nine months ended June 30, 2020, as compared to the nine months ended June 30, 2019, on a 8.8% increase in tons sold for those same periods. In 2018, an estimated 31% of U.S. DDG production was exported, and 2018 was the second highest export year on record for DDG. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One" agreement where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. Domestic demand for distiller grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future.

Results of Operations
The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2020 and 2019.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$34,107	100.0%	$53,505	100.0%
Cost of Goods Sold
Material Costs	22,224	65.2%	38,201	71.4%
Variable Production Expense	4,336	12.7%	7,305	13.7%
Fixed Production Expense	7,480	21.9%	7,397	13.8%
Gross Margin	67	0.2%	602	1.1%
General and Administrative Expenses	1,288	3.8%	1,061	2.0%
Interest and other expense, net	196	0.6%	292	0.5%
Net (Loss)	$(1,417)	(4.2)%	$(751)	(1.4)%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2020 and 2019.

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$146,500	100.0%	$160,077	100.0%
Cost of Goods Sold
Material Costs	105,448	72.0%	116,347	72.7%
Variable Production Expense	18,482	12.6%	23,685	14.8%
Fixed Production Expense	19,927	13.6%	19,508	12.2%
Gross Margin	2,643	1.8%	537	0.3%
General and Administrative Expenses	3,811	2.6%	3,737	2.3%
Interest and other expense, net	1,146	0.8%	676	0.4%
Net (Loss)	$(2,314)	(1.6)%	$(3,876)	(2.4)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended June 30, 2020, the average price per gallon of ethanol decreased by 10.5% as compared to the same period in 2019, compounded by a 31.8% decrease in gallons of ethanol sold, primarily due to oversupply situation for the industry and the impact of the COVID-19 pandemic on the economy. The net effect was a 39.0% decrease in ethanol revenue for the three months ended June 30, 2020. During the nine months ended June 30, 2020, the average price per gallon of ethanol increased 4.5% as compared to the first nine months ended June 30, 2019. Offsetting this was a 12.9% decrease in the volume of ethanol gallons sold during the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. Overall, ethanol revenue decreased 9.0% for the first nine months ended June 30, 2020 compared to the first nine months ended June 30, 2019.
An increase in the average price per ton of distillers grains of approximately 3.9% coupled with a 34.7% decrease in volume sold resulted in a decrease of 32.1% in revenue for this category in the three months ended June 30, 2020 as compared to the same three month period in 2019. Distillers grain revenue decreased primarily due to decreased distiller grain production resulting from our reduced ethanol production. For the nine months ended June 30, 2020, distillers grain price per ton increased 2.2%, and tons sold decreased 8.8% for an overall decrease of 6.8% as compared to the nine months ended June 30, 2019.
Corn oil revenue decreased 19.3% in the three months ended June 30, 2020 compared to the three months ended June 30, 2019 with the 6.4% increase in price offset by lower volume of 24.2%. Comparing the nine months ended June 30, 2020 to the nine months ended June 30, 2019, corn oil revenue decreased 11.3% as tons sold decreased by 9.1% combined with a lower average price per ton of 2.5%. Our market for corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future, but this has not been experienced to date because of the impact of COVID-19 on the economy.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$24,931	73.1%	$40,857	76.4%
Distillers Grains	6,677	19.6%	9,840	18.4%
Corn Oil	2,041	6.0%	2,529	4.7%
Other	458	1.3%	279	0.5%

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$108,871	74.3%	$119,649	74.8%
Distillers Grains	29,134	19.9%	31,254	19.5%
Corn Oil	7,424	5.1%	8,372	5.2%
Other	1,071	0.7%	802	0.5%

Cost of Goods Sold
Our cost of goods sold as a percentage of our revenues was 99.8% and 98.9% for the three months ended June 30, 2020 and 2019, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel decreased 3.2% in the three months ended June

30, 2020 compared to the three months ended June 30, 2019. Due to the COVID-19 virus in the latter half of our second fiscal quarter, the volume of ethanol produced was lower by 25.2% for the three months ended June 30, 2020 as compared the the same period in fiscal 2019. Our cost of good sold as a percentage of our revenues was 98.2% for the nine months ended June 30, 2020 compared to 99.7% for the nine months ended June 30, 2019. The gallons of ethanol produced fell by 10.8% as compared to Fiscal 2019 and the price for corn used in ethanol sold increased by 1.6% in the nine months ended June 30, 2020 compared to the same period in 2019.
Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $0.8 million decrease to our cost of goods sold for the three months ended June 30, 2020, compared to a decrease of $1.4 million for the three months ended June 30, 2019. For the nine months ended June 30, 2020, the Company's realized and unrealized gains (losses) related to our derivatives and hedging for corn resulted in a $1.6 decrease to our cost of goods sold compared to a $3.2 decrease to our cost of goods sold for the nine months ended June 30, 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
Variable production expenses decreased 40.6% when comparing the three months ended June 30, 2020 to the three months ended June 30, 2019 due to lower chemical costs, a reduction in energy costs due to lower operating volumes and lower prices, and lower marketing fees as we no longer pay fees for distiller grains and corn to Bunge. For the nine months ended June 30, 2020, variable production expenses were lower by 22.0% as compared to the nine months ended June 30, 2019. The lower expenses were due to a reduction in energy costs as we took advantage of lower natural gas costs and also lower chemical costs, coupled with lower operating volumes. Starting in this quarter, the Company no longer pays fees for distiller grains and corn to Bunge.
Fixed production expenses increased 1.1% for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Increased insurance expense and depreciation, somewhat offset by lower repairs and maintenance charges and lower lease costs, were the primary reasons for the increased expense in this category. For the nine months ended June 30, 2020, fixed production costs were 2.1% higher than the fixed production expenses for the nine months ended June 30, 2019. Increased repairs and maintenance costs, insurance expenses and depreciation were somewhat offset by lower lease costs.
General & Administrative Expense
General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2020 increased 21.4% compared to the three months ended June 30, 2019, primarily due to increased professional services, organizational dues and subscriptions and higher salary/benefit expenses. For the nine months ended June 30, 2020, general and administrative expenses increased 2.0% compared to the nine months ended June 30, 2019 due to higher accounting, consulting and legal fees somewhat offset by lower salary and benefit expenses as 2019 expenses included a one time transition charge for replacing the CEO upon his retirement, final contractual obligations to the outgoing CEO, and a one time expense for a national ethanol organization .
Interest and Other Expense, Net
Our other expenses were $0.2 million during the three months ended June 30, 2020 and $0.3 million for the three months ended June 30, 2019. The Company amended the credit agreement with Cobank to include two major capital projects, and the purchase of capital units from ICM and Bunge, and this led to higher interest expenses. For the nine months ended June 30, 2020, our other expenses were $1.1 million compared to $0.7 million for the nine months ended June 30, 2019. The amended credit agreement with Cobank for two major capital projects, and the purchase of capital units from ICM and Bunge, has led to a higher interest expense.
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

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

EBITDA
Net (Loss)	$(1,417)	$(751)	$(2,314)	$(3,876)
Interest Expense	574	298	1,568	750
Depreciation	2,741	2,537	7,946	7,670
EBITDA	1,898	2,084	7,200	4,544

Unrealized Hedging Loss (Gain)	97	(2,065)	(448)	(3,055)

Modified EBITDA	$1,995	$19	$6,752	$1,489

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
As of June 30, 2020, we had a cash balance of $0.8 million, and $12.3 million available under the Revolving Term Loan.
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, our PPP Loan and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our FSCA Credit Facility as of June 30, 2020, the impact the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a a position to satisfy all all of the financial covenants in our FCSA Credit Facility for the next twelve months.

Primary Working Capital Needs
During the fourth quarter of Fiscal 2020, we estimate that we will require cash of approximately $38.9 million for our primary input of corn and $3.3 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the fourth quarter are expected to be $0.9 million.
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

Item 1A.   Risk Factors.
Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2019, in Part I, Item 1A, “Risk Factors,” the discussion of risks in Part II, Item 1.A in our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2020 along with the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 7, 2020	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	August 7, 2020	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer