Form 10-K
period 2020-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2020-12-11
CIK 1424844

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K
(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Emerging growth company	☐
Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☐

As of March 31, 2020, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $38,592,500.
As of September 30, 2020, the Company had 8,975 Series A Membership Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE—Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2021 annual meeting of the members of the registrant are incorporated by reference into Part III of this Form 10-K.

PART I
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:
•Changes in the availability and price of corn, natural gas, and steam;
•Negative impacts resulting from the reduction in the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;
•Our inability to comply with our credit agreements required to continue our operations;
•Negative impacts that our hedging activities may have on our operations;
•Decreases in the market prices of ethanol and distillers grains;
•Ethanol supply exceeding demand and corresponding ethanol price reductions;
•Changes in the environmental regulations that apply to our plant operations;
•Changes in plant production capacity or technical difficulties in operating the plant;
•Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•Changes in other federal or state laws and regulations relating to the production and use of ethanol;
•Changes and advances in ethanol production technology;
•Competition from larger producers as well as competition from alternative fuel additives;
•Changes in interest rates and lending conditions of our loan covenants;
•Volatile commodity and financial markets;
•Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States;
•Disruptions, failures or security breaches relating to our information technology infrastructure;
•Trade actions by the Trump Administration, particularly those affecting the biofuels and agriculture sectors and related industries; and
•Disruptions caused by health epidemics, such as novel strain of the coronavirus, and the adverse impact of such epidemics on global economic and business conditions.

    These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled "Risk Factors." Other risks and uncertainties are disclosed in our prior Securities and Exchange Commission ("SEC") filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this Form 10-K are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 1.   Business.
    The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company is permitted to produce 140 million gallons of ethanol.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains and corn oil in the United States, Mexico and the Pacific Rim.

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
Impact of COVID-19 on our Business
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and on March 11, 2020, the World Health Organization characterized the spread of COVID-19 as a pandemic. Since then, several world governments, including the United States and many individual states and municipalities, have imposed lock-downs, self-quarantine requirements, and travel restrictions on their citizens. These actions have dramatically decreased the demand for and price of blended gasoline across the globe and in the United States. Because the United States requires ethanol to be blended into the nation’s fuel supplies, gasoline consumption and demand plays a key role in the demand for and price of ethanol.
Operations

Throughout most of 2018 and 2019 as well as early 2020, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19 in 2020, resulted and continue to result in lower operating margins, lower cash flow from operations and net losses. In response to these adverse market conditions, commencing in the middle of March 2020, we elected to reduce ethanol production at our plant by approximately fifty percent in the month of April. During May and June 2020, we also operated our plant at lower than normal ethanol production levels. However, we ramped up production from June through September and began operating at normal levels compared to early 2020. Management believes that this reduction was warranted due to negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also resulted in a corresponding decrease in distillers grains and corn oil production. The Company will continue to monitor COVID-19 developments and the effect on fuel demand and terminal capacity in order to determine whether further adjustments to production will be necessary.
In response to the COVID-19 pandemic and pursuant to temporary regulatory relief issued by the U.S. Food and Drug Administration (“FDA”), several ethanol plants and industrial chemical companies have found ways to process ethanol into hand sanitizer for medical and consumer applications. During our period of reduced production, the Company found several customers seeking ethanol in bulk for use in hand sanitizers. The Company also bottled "SIREtizer" hand sanitizer for local distribution. Given the economic conditions and the unprecedented decrease in the price and demand for blended gasoline, the Company was able to command a higher margin supplying ethanol for use in hand sanitizer products than for its conventional ethanol product. The Company produced and sold ethanol based hand sanitizer as a new line of business in the months of April and May. However, in June 2020, the FDA tightened the temporary regulatory language such that certain ethanol plants, including the Company, halted production and cancelled supply agreements for ethanol used in hand sanitizer.

Employee Health and Safety

From the earliest signs of the outbreak, we have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted appropriate safety measures, including implementing social distancing protocols, requiring working from home for those employees that do not need to be physically present at the plant, and staggering schedules and shifts for those that must be on-site to perform their work, and frequently disinfecting our workspaces and requiring employees who must be physically present at the plant to wear masks. The Company also suspended all plant tours, and instituted a policy for contractor/vendors to answer a health questionnaire and provide information about the work environment where they have been for the past fourteen days. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

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

Paycheck Protection Program Loan

On April 15, 2020, the Company received $1.1 million under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight to twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. Management believes that our use of our PPP Loan proceeds for the approved expense categories will be fully forgiven..
Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, our PPP Loan and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our loan agreements (the "FCSA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB (“CoBank”) as of September 30, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in our FCSA Credit Facility for the next twelve months.
The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our fiscal year ending September 30, 2021 ("Fiscal 2021") results, including our results for the first quarter of Fiscal 2021. However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the fourth quarter of Fiscal 2020 progressed in response to the global resurgence of COVID-19 and the extension of, enhancement of, or imposition of new, government measures aimed at curbing the pandemic including lock-downs, self-quarantine requirements, and travel restrictions. As of the date of this filing, management does not anticipate material improvement in the macroeconomic environment during the first or second quarter of Fiscal 2021 and, as a result our results for Fiscal 2021 may also be affected.
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

In addition, we are also continuing with our efforts to de-bottleneck the production process. In September 2019, we placed into service a membrane dehydration technology that allows for an increase in dehydration capacity and a reduction in our CI score.
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
    On March 24, 2019 the Company entered into an amendment to the Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), for the lease of 323 ethanol cars and 111 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains. Bunge was a related party until December 31, 2019. Pursuant to the terms of the Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement") effective December 31, 2019, the Company repurchased the 3,334 Series B membership units owned by Bunge.
The Railcar Agreement was amended to 110 hopper cars effective November 2019 and effective July 17, 2020, Bunge sold their tankers to Trinity Leasing. Trinity Leasing entered into a lease agreement with the Company which incorporates the terms of the original Bunge Railcar Agreement but reduced the ethanol car level to 320 ethanol cars. Under the Railcar Agreement, the original DOT111 tank cars are leased over a four year term from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to be effective in May 2023. The 110 hopper cars are leased over a three year term running from March 24, 2019 to March 31, 2022 which term will continue on a month-to-month basis thereafter. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 20% as compared to the prior lease terms. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars to other companies from time to time when the cars are not needed in our operations. We work with the lessor to determine the most economic use of the available ethanol and hopper cars in light of then current market conditions. In February 2019, we entered into a second 36 month lease for an additional 30 tank cars from an unrelated third party leasing company (this was in addition to the 30 non-insulated tank cars leased from that company signed December 2015). This agreement expired in June of 2020, and was converted to a month-to-month basis. These 30 tank cars will be returned during the first quarter of Fiscal 2021.
Employees
    We had 60 full time employees, as of September 30, 2020.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable.
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

    We produced 117.8 million and 129.3 million gallons of ethanol for the fiscal years ended September 30, 2020 ("Fiscal 2020") and September 30, 2019 (“Fiscal 2019”), respectively, and approximately 74.3% and 75.4% of our revenue was derived from the sale of ethanol in Fiscal 2020 and Fiscal 2019, respectively. The decrease in gallons produced and our revenues from ethanol sales during Fiscal 2020 resulted principally from our strategic reductions in production levels in response to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.

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

    In Fiscal 2020, we sold 5.7% fewer tons of distillers grains compared to Fiscal 2019. Approximately 20.0% and 19.0% of our revenue was derived from the sale of distillers grains in Fiscal 2020 and Fiscal 2019, respectively. The decrease in distillers grains produced and sold during Fiscal 2020 resulted principally from our strategic reductions in production levels in response to unfavorable operating conditions in the ethanol industry and the COVID-19 pandemic.
Corn Oil

    Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 9.8% fewer tons of corn oil in Fiscal 2020 than in Fiscal 2019, with approximately 5.0% and 5.1% of our revenue generated from corn oil sales, respectively.
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

Air Products pays us a base price per ton, which acts as a floor price, Air Products will pay us an additional amount based on Air Products profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which Air Products agrees to pay us for a minimum number of tons each year. CO2 was 0.4% of our revenue for Fiscal 2020 and 0.3% in Fiscal 2019.

Principal Product Markets
    As described below in “Distribution Methods,” we market and distribute all of our ethanol through Bunge pursuant to the terms of the Restated Ethanol Agreement effective Jauary 1, 2020.  Distiller grains were handled through Bunge during the first half of our fiscal year pursuant to the terms of the Amended and Restated Distiller’s Grain Purchase Agreement dated December 5, 2014 (the "DG Purchase Agreement"). The DG Purchase Agreement expired December 31, 20219; however, as part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities under the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the DG Purchase Agreement.

Our ethanol, distillers grains and corn oil are primarily sold in the domestic market; however, as markets allow, our products can be, and have been, sold in the export markets. We explore all markets for our distillers grains and corn oil products, and we expect Bunge to explore all markets for our ethanol, including export markets. We believe that there is some potential for increased international sales of our products; however, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

    According to the U.S. Energy Information Administration (the "EIA"), in the first eight months of 2020, ethanol exports decreased 10% as compared to the first eight months of 2019. Canada has moved to the top spot as the country that imports the largest percentage of ethanol produced in the United States. Brazil moved back to second place, as tariffs implemented by Brazil on U.S. ethanol imports have significantly reduced Brazilian demand. India remains the third largest destination of U.S. ethanol exports. Exports of U.S. ethanol to these three countries constitute almost 58% of all U.S. ethanol exports. South Korea and Mexico represent the remaining countries in the top 5 for destinations for U.S. ethanol exports in the first eight months of 2020.

    Brazilian demand fell from 31% of U.S. ethanol exports in 2019 to 20% in 2020. Ethanol exports to Brazil continue to be impacted by the tariff on U.S. ethanol imports. The effect of the tariff has been mitigated somewhat by the adoption of a rate tariff quota that allows 750 million liters of ethanol annually to be shipped into Brazil before the tariff applies. However, this rate tariff quota currently is set to expire in December 2020 (extended 90 days from the original expiration on August 30, 2020). The Brazilian Chamber of Foreign Trade ("CAMEX") extended the free quota in anticipation of potential trade talks with the U.S .to negotiate import/export issues which are expected to commence in the fourth calendar quarter of 2020. There is no guarantee that the trade talks will result in a further extension of the rate tariff quota and the impact of the tariff should the rate tariff quota be allowed to expire could be significant and may result in further decreases in exports of U.S. ethanol to Brazil.

    Similar to Brazil, tariffs implemented by China on U.S. ethanol have essentially eliminated China as an export market for U.S. ethanol. China was included in the top export markets during the first half of 2018; however, approximately 99% of the exports to China occurred in the first three months of 2018 and since then, U.S. ethanol exports to China have been reduced to almost nothing due to increased tariffs. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. After the pandemic hit the U.S,, relations between the two countries have been strained, and the impact on the ethanol market cannot be determined at this time. However, according to the Peterson Institute for International Economics, through October 2020 China has only purchased approximately 56% of its year-to-date commitments under the Phase One Agreement, and there can be no certainty at this time of whether its buying will improve.

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

    Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exports have increased and may continue to increase as worldwide acceptance grows. However, according to the U.S. Grains Council (the "USGC"), U.S. distillers grains annual exports through July 31, 2020 were approximately 3% lower than distillers grains exports for the same seven month period last year. The decrease experienced during the first seven months of 2020 is even greater when taking into consideration the fact that 2019 had 5% fewer distillers grains exports than 2018. Mexico, South Korea, Vietnam, Indonesia, and Canada remain the top destinations for U.S. distillers grains exports.
    Historically, the United States ethanol industry exported a significant amount of distillers grains to China; however, exports to China have significantly decreased as a result of the Chinese anti-dumping and countervailing investigations and the implementation of significant duties on importing into China distillers grains produced in the United States. The imposition of these duties resulted in materially decreased demand from China requiring U.S. producers to seek out alternative export markets, including Mexico, Canada and Vietnam In addition, recent trade disputes with other countries have created additional uncertainty as to future export demand for U.S. distillers grains.
    We market and distribute all of the corn oil we produce directly to end users or middlemen within the domestic market. Corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

    We sell carbon dioxide directly to Air Products.
Distribution Methods
    On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement with Bunge which was further amended and restated on October 23, 2017 to include specific provisions for loading and shipment of ethanol by truck (the “Ethanol Agreement”). Under the Ethanol Agreement, the Company agreed to sell Bunge all of the ethanol produced by the Company, and Bunge agreed to purchase the same.  The Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026.
    We were a party to a Distillers Grain Purchase Agreement, as amended (“DG Agreement”) with Bunge, under which Bunge was obligated to purchase from us and we were obligated to sell to Bunge all distillers grains produced at our Facility. Under the DG Agreement, Bunge paid us a purchase price equal to the sales price minus the marketing fee and transportation costs.  The sales price was the price received by Bunge in a contract consistent with the DG Marketing Policy or the spot price agreed to between Bunge and the Company. Bunge received a marketing fee consisting of a percentage of the net sales price, subject to a minimum and maximum amount. Net sales price is the sales price less the transportation costs and rail lease charges.  The transportation costs were all freight charges, fuel surcharges, and other access charges applicable to delivery of distillers grains.  The initial term of the DG Agreement expired on December 31, 2019; however, as part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the DG Purchase Agreement.
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

    High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. During Fiscal 2020, corn prices were lower compared to Fiscal 2019 due primarily to a slowdown in the domestic and worldwide economy due to the pandemic. Total use was down 3% for the year, as industrial use, ethanol use and exports were all lower than originally forecasted. In November 2020, the United States Department of Agriculture (the “USDA”) revised their estimates for the 2020/2021 corn production to decrease its forecast to 14.7 billion bushels which is down approximately 1.2% from the October forecast. Based on November 1 conditions, the USDA left forecasts of average corn yields unchanged at 178 bushels per acre. The USDA forecast for area harvested for corn reduced the area harvested to 82.5 million acres which is down 1.0 million acres from the prior months' forecast.
    Our management expects that corn prices will remain steady or move slightly higher through the first two quarters of Fiscal 2021 as a result of the lower levels of production and yield forecasted by the USDA, as well as carryover levels from the prior year. However, if corn prices rise more than expected, it will have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the rising corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

    Our Facility would need approximately 48.3 million bushels of corn annually, to produce 140 million gallons of ethanol, or approximately 132,300 bushels per day.  During Fiscal 2020 we purchased 9.5% less corn compared to Fiscal 2019, which was obtained entirely from local markets.  The Company and Bunge were also parties to an Amended and Restated Grain Feedstock Agency Agreement (the “Agency Agreement”).  The Agency Agreement provided that Bunge procure corn for the Company and the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019; however, as part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the Agency Agreement.
    Starting with the 2015 crop year, the Company began using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“Enogen Corn”) for a portion of its ethanol production needs. The Company contracted directly with growers to produce Enogen Corn for sale to the Company. Bunge and the Company were also parties to a Services Agreement regarding corn purchases (the “Services Agreement ”) under which we originated all Enogen Corn contracts for our Facility and Bunge assisted us with certain administrative matters related to Enogen Corn, including facilitating delivery to our Facility. The initial term of the Services Agreement expired on December 31, 2019, and the Company notified Bunge of its election not to extend the Services Agreement, but to allow corn planted this fiscal year to be planted and harvested under the terms of the Services Agreement. Expenses under the Services Agreement were included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.

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
    In September 2019, the Company went on line with the Whitefox Integrated Cartridge Efficiency (ICE) system to push towards more efficient operations in our plant. This technology benefits the plant through energy reduction, purity flexibility and debottlenecking of the distillation and dehydration processes. Energy efficiency improved by approximately 1,000 BTU's per gallon of ethanol produced, which results in steam savings and carbon emission reductions In April 2020, the Company implemented Bioleap's Dryer Exhaust Energy Recovers ("DEER"). The DEER system reduces the steam load on the boilers, providing immediate energy savings and freeing up capacity on the current boiler system. The change in the source blend for steam from approximately 50% natural gas and 50% steam in Fiscal 2019 to 95% natural gas and 5% steam in Fiscal 2020 impacted the energy costs for the Company due to the lower cost of natural gas as compared to steam which benefits were partially offset as the natural gas boilers are less efficient than the steam line.
Steam

    Unlike most ethanol producers in the United States which use natural gas as their primary energy source, we have access to steam as a one of our energy sources in addition to natural gas. Historically, we have changed between steam and natural gas depending on energy costs and other factors.  We believe our ability to utilize steam makes us more competitive, as under certain energy market conditions our energy costs will be lower than natural gas fired plants.  We have entered into a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm provides us the steam required by us, up to 475,000 pounds per hour.  The Steam Contract links our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates, so that our steam costs remain competitive with the general energy market. The Steam Contract expires in November 2024. During Fiscal 2020, we purchased approximately 90.9% less steam compared to Fiscal 2019. The decrease in Fiscal 2020 was due to a contractual obligation specified in our contract with MidAm and their plant availability. The price for steam decreased 5.6% in Fiscal 2020 as compared to Fiscal 2019. Steam availability from MidAm continues to be volatile as a result of MidAm’s increased utilization of wind energy, rather than coal, since Fiscal 2017.
Natural Gas

    Although steam has traditionally been considered our primary energy source, natural gas accounted for approximately 93.2% of our energy usage in Fiscal 2020, compared to 50.6% in Fiscal 2019. The increase in our natural gas usage was due to decreased steam availability and obligations specified in our contract with MidAm, and a reduction in natural gas prices of over 18% when comparing Fiscal 2020 with Fiscal 2019. We have two natural gas boilers for use when our steam service is temporarily unavailable. Natural gas is also needed for incidental purposes.  We entered into a natural gas supply agreement with Encore Energy in April of 2012 to fulfill our natural gas needs at the Gas Daily Midpoint pricing.
Electricity

    Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2020 we used approximately 7.3% less electricity compared to Fiscal 2019. This was primarily due to lower production levels during Fiscal 2020 as compared to Fiscal 2019.

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
Dependence on One or a Few Major Customers

    As discussed above, we have marketing and agency agreements with Bunge for the purpose of marketing and distributing our ethanol product.   Currently, we do not have the ability to market our ethanol internally should Bunge be unable or refuse to market our ethanol at acceptable prices. However, we anticipate that we would be able to very quickly secure competitive marketers should we need to replace Bunge for any reason.

We previously relied on Bunge for the sale and distribution of our distillers grains. However, our DG Purchase Agreement with Bunge expired on December 31, 2019. Pursuant to the Bunge Repurchase Agreement, Bunge provided transition services until March 31, 2020 for all duties and responsibilities previously performed by Bunge under the DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the DG Purchase Agreement.
In Fiscal 2020, Bunge constituted 83% of total revenues, compared to almost 95% of revenue in Fiscal 2019.
Competition

Domestic Ethanol Competitors

    The ethanol we produce is similar to ethanol produced by other domestic plants.  At the end of 2019, the Renewable Fuels Association ("RFA") estimated that there were 203 installed ethanol production facilities in the United States with a total capacity of 16.6 billion gallons based on nameplate capacity and seven additional plants under expansion or construction with capacity to produce an additional 270 million gallons. The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. Commencing in March 2020, the COVID-19 virus impact upon the economy drove the price of gasoline downwards, and the price of ethanol plummeted to or below production costs. In response, many plants in the U.S. shut down production or cut production levels. According to the RFA, since March 1, 2020, 69 ethanol plants with annual production capacity of nearly 6 billing gallons have been fully idled, 64 plants have reduced production levels from 10% to 50% representing an additional 1.7 billion gallons of reduced ethanol production. Although there has been a steady recovery of production levels from late April 2020 through June 2020 there are still about two dozen plants idled and a majority of facilities running slightly below normal production levels. With most plants running at about 10% of pre COVID-19 production levels since June 2020, the RFA estimates that currently total idled capacity represents about 2.5 billion gallons of annual production. Adding to the supply/demand imbalance is the stance taken by the EPA under the Trump Administration with regard to the issuance of “hardship waivers” to so-called small refineries. In our fiscal fourth quarter, some plants started to increase production and bring plants back on board, but industry information has not quantified the recent buildup.

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
    Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Several large companies produce ethanol in Brazil, including affiliates of Bunge. Brazilian imports account for less than 1% of U.S. ethanol consumed. Many in the ethanol industry are concerned that certain provisions of the Renewable Fuel Standard (the "RFS") as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS requirement to blend 5 billion gallons of advanced biofuels.
    In order to address supply issues after the sugarcane harvest, some Brazilian ethanol plants have become "flex plants" enabling them to process year round with local corn as well as sugarcane. Two new processing plants finished construction which will substantially increase Brazilian ethanol production and thereby increase the inventory available for U.S. ethanol imports. During 2020, Brazilian annual corn harvest has seen encouraging expansion, resulting in corn-based ethanol production almost doubling since last year. Any additional increase in ethanol imports from Brazil will further increase domestic ethanol supplies in the United States and may result in ethanol price decreases.
    Based on the current strength of the United States Dollar compared to the Brazilian Reis along with very favorable prices for sugarcane based ethanol in the United States, specifically in California, it is possible that U.S. ethanol imports from Brazil could increase in Fiscal 2021 which would further impact the level of ethanol supplies in the United States and may result in ethanol price decreases.
    Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.
Local Ethanol Production

    Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the Renewable Fuels Association, 2020 Ethanol Outlook, Iowa had 43 operating ethanol refineries in production, with a combined nameplate capacity to produce 4.5 billion gallons of ethanol.  For Nebraska, the RFA reports there are currently 26 existing ethanol plants in production in Nebraska, with a combined ethanol nameplate production capacity of approximately 2.3 billion gallons. As previously discussed, in response to the COVID-19pandemic and the impact to the economy, many plants in Iowa and Nebraska have shut down production or cut production. A local competitor idled one plant in Iowa, and one in Nebraska in April of 2020, and recently announced they will continue to keep them idle through the winter.

Competition from Alternative Renewable Fuels

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

    Because our Facility is designed as a single-feedstock facility, we have limited ability to adapt the plant to a different feedstock or process system without additional capital investment and retooling.
    A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell and electric-powered vehicle industries offer technological options to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. The same can be said of electric-powered vehicles. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. Likewise, participants in the emerging electric-powered vehicle industry are currently targeting the transportation market to decrease dependence on crude oil and reduce harmful emissions. If the electric-powered vehicle industry continues to expand and gain broad acceptance, the ethanol and larger gasoline industry may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability
.
Distillers Grain Competition

    Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the RFA 2020 Ethanol Outlook (the "RFA 2020 Outlook"), ethanol plants produced almost 39.6 million metric tons of distillers grains and other animal feed in 2019.  We compete with other producers of distillers grains products both locally and nationally.
    The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2020 Outlook, which comprises 74% of distiller grains consumption. In recent years, an increasing amount of distillers grains have been used in the swine, poultry and fish markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.
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
Principal Supply & Demand Factors
Ethanol

    Ethanol prices fluctated wildly during Fiscal 2020 as the impact on gasoline demand caused by an economic slowdown due to the pandemic caused price of ethanol to be reduced 30% between April and June 2020. Capacity was impacted as numerous plants reduced or ceased production to adjust to the changing conditions. The industry never saw the benefit of implementing the year-round use of E15 ethanol signed in May 2019, as the economy stalled as a result of the COVID-19 pandemic and many local and state governments implemented stay at home orders, lockdowns and other quarantine requirements which adversely impact gasoline consumption in general.
Management currently expects ethanol prices will continue to adjust to the supply and demand factors of ethanol and oil and will generally fluctuate with, but not be directly correlated to, the price of corn.
Management believes the industry will need to align the retail product delivery infrastructure and demand for ethanol in order to increase production margins in the near and long term. The supply and demand in the industry remain in relative balance at current production values.
    Management also believes it is important that ethanol blending capabilities of the gasoline market be expanded to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand retail ethanol distribution and blending infrastructure, which would allow the ethanol industry to supply ethanol to markets in the United States that are not currently selling significant amounts of ethanol. On June 1, 2019, President Trump initiated rulemaking to expand fuel waivers for E15 to allow year round sale of fuel blends containing gasoline up to a 15% blend of ethanol. Although there have been significant developments towards the availability of E15 in the marketplace and the recent EPA final rule allowing the year-round sale of E15, there are still obstacles that could inhibit meaningful market penetration by E15.
Distillers Grains
    Distillers grains compete with other protein-based animal feed products. In North America, over 80% of distillers grains are used in ruminant animal diets, with the balance to poultry and swine.  Every bushel of corn used in the dry grind ethanol process yields approximately 17 pounds of dry matter distillers grains, which is an excellent source of energy and protein for livestock and poultry.  The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.
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
    Management expects that distillers grain prices will continue to generally follow the price of corn during Fiscal 2021.
Competition for Supply of Corn

    During crop year 2019/20, according to the USDA October 2020 report, 81.3 million acres of corn were harvested, which was down slightly from 2018/19. Although there were more acres planted, the expected yield is 167.5 bushels per acre, which is down 5% compared to 2019's results. A contributing factor to the shortfall was a intense storm in August 2020 that impacted 550 thousand acres of corn and caused extensive property damage to grain elevators. For the crop year 2020/21, current projections are 82.5 million acres of corn to be harvested, and the yield per acre is projected to approach recent levels of 178.4 bushels per acre. Prices for corn are expected to continue to increase slightly as a result of the replacement of lower beginning stocks, higher total domestic use and increased exports as forecasted by the USDA.
    Competition for corn supply from other ethanol plants and other corn consumers exists around our Facility.  According to RFA 2020 Ethanol Industry Outlook, there were 43 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced.
    We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2018/2019, 5.4 billion bushels of U.S. corn were used in ethanol production, with 6.8 billion bushels being used in food and other industrial uses, and 2.1 billion bushels used for export.  For the crop year 2019/20, bushels of U.S. corn for ethanol production fell to 4.9 billion bushels used in ethanol production, with 6.3 billion bushels being used in food and other industrial uses, and 1.8 billion bushels used for export. As of October 2020, the USDA has forecast the amount of corn to be used for ethanol production during the current marketing year to increase slightly to 5.1 billion bushels with 6.5 billion bushels being used in food and other industrial uses, and 2.3 billion bushels used for exports.
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
    The RFS original statutory volume requirements increased incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

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
The EPA has not yet released the proposed rule to set the renewable volume obligation for 2021.
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
    Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP ("Reid Vapor Pressure", a common measure of gasoline volatility) limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. Although this rule is being challenged in court, the One-Pound Waiver is in effect and E15 can be sold year round. However, with respect to the 2019 summer driving season, because the rule was not finalized until the end of May, the ethanol industry was unable to fully capitalize on increased E15 sales during the 2019 peak summer driving season. The EIA first quarter estimate, which did not take into account the impact of COVID-19 on the U.S. economy, had gasoline consumption for 2020 flat with last year, with gasoline prices being 18% lower than in 2019. The EIA forecast for summer driving put consumption down 23% as compared to the same period in 2019, as a result of travel restrictions and reduced economic activity related to COVID-19. The COVID-19 pandemic has had, and will likely continue to have, a significant impact on the U.S. and worldwide economy over the next few months.
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
On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. In June 2020, the Attorneys General of seven states joined in the request made to waive the 2020 RFS compliance burdens. The EPA has 90 days to respond, and as of the date of this filing, had indicated only that they are “watching the situation closely, and reviewing the governors’ letter.”
    Although the Final 2018 Rule, the Final 2019 Rule, and the Final 2020 Rule maintain the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol at 15.0 billion gallons this number does not take into account waivers granted by the EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year.
As of June 2020, the EPA has approved 85 exemptions for compliance years 2016 to 2018, freeing refineries from using 4 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number ("RIN"). RINs are a tradeable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. As discussed further below, the Tenth Circuit Court of Appeals ruled that multiple small refinery exemptions were improperly extended by the EPA which caused D6 RIN trading prices to increase to approximately $0.24 per gallon in January 2020. Recently RIN values have increased to near $0.60 based on lower ethanol production levels in response to the COVID-19 pandemic.
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
    If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates is allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely affected which would negatively impact our financial performance. The EPA based the projected volume of gasoline and diesel that was exempt in 2020 on utilizing the three year rolling average of relief recommended by the Department of Energy, rather than the three year rolling level of actual exemptions advocated by agricultural interests.
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
On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed; rather, that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criteria, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. There are currently still some petitions for waivers pending before the EPA for 2019 and 2020 compliance years
Related to the recent lawsuits, the Renewable Fuels Association, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to the EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. The EPA has not reallocated volume exemptions in prior years, and continued to approve 31 new requests in 2019. On October 29, 2019, the U.S. House of Representatives Committee on Energy and Commerce met to examine the effects of the small refinery exemptions on biofuels and agriculture since 2016. Several companies have petitioned the EPA to make available more information on refinery exemptions.

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

On September 24, 2020, Representative Cheri Bustos of Illinois introduced the Next Generation Fuels Act, which establishes a minimum octane standard for gasoline and requires sources of added octane value to reduce carbon emissions by at least 30% when compared to baseline gasoline. The legislation would require the EPA to create a 98 research octane number ("RON") standard, limit reliance on toxic aromatic hydrocarbons, and update fuel and infrastructure regulations to expand the availability of mid-level ethanol blends. The bill would ensure parity in the regulation of gasoline volatility, correct the R-factor used in fuel economy testing, provide for an E30 fuel waiver, replace the EPS's flawed MOVES model, and restore meaningful credit toward compliance with fuel economy and emission standards for the production of flex field vehicles. Another provision is to enable the sale of E15 fuel using E10 pumps, subject to state regulations.

On October 28, 2020, Growth Energy and the Renewable Fuels Association, after the failure of the EPA to respond to several Freedom of Information Act requests regarding the small refinery exemption ("SRE") program and the escalation by the EPA of the granting SRE's in the past three years, filed a partial summary judgement in the District Court of the District of Columbia. The petition asserts that EPA's granting of SREs has allowed numerous refineries to avoid their RFS compliance obligations at the expense of renewable fuel producers and supporters, including American farmers. The two organizations have asked the court to order the following: 1) the EPA should not withhold the name of the company submitting the application or the name and location of the refinery for which relief is sought; 2) the EPA should immediately produce the information withheld for the Renewable Fuel Standard compliance years 2015 through 2017; and 3) the EPA should not withhold any of the five data elements identified in the Renewables Enhancement and Growth Support ("REGS") rule.

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

    Ethanol is the primary ingredient in hand sanitizer. The CARES Act provided a tax exclusion on the shipment of undenatured ethanol for use in manufacturing hand sanitizer. The FDA has provided expanded guidance to allow for more denaturants to be used in ethanol intended for hand sanitizer production, and has expanded the grades of ethanol allowed for the duration of the public health crisis. In June 2020, the FDA tightened the temporary regulatory language such that certain ethanol plants, including the Company, halted production and cancelled supply agreements for ethanol used in hand sanitizer.

There is potential for financial relief to the biofuel sector in the next government spending program. On October 2, 2020, the U.S. House of Representatives passed another COVID-19 economic relief package, the HEROES Act II, which provides for $2.2 billion in relief and includes provisions for the renewable fuels industry. U.S. Senate confirmation is required, but as of the date of this filing, the U.S. Senate has not passed the HEROES Act II. If the HEROES Act II were to become law, it could provide a 45 cent per gallon payment for qualified fuel produced from January 1, 2020 to May 1, 2020. The Company received $0.7 million from the State of Iowa in the fourth quarter of Fiscal 2020, from an allocation given to individual states via the first government spending program. This was classified as other operating income. There is no guarantee that the HEROES Act II will be enacted or if enacted, will include any provisions for the benefit of the renewable fuels industry or that if included, we would receive any such benefits.

State Initiatives and Mandates

    In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation was a renewable fuels targeted set of tax credits encouraging an escalating percentage of the gasoline sold in Iowa to consist of, be blended with, or be replaced by, renewable fuels. To receive the tax credit, retailers of gasoline are required to reach escalating annual targets of the percentage of their gasoline sales that consist of, are blended with, or are replaced by, renewable fuels. This renewable fuel tax credit originally required 10% of the gasoline that retailers sold to fall within the renewable fuels definitions to receive the credit and has increased incrementally to 25% as of January 1, 2020. This tax credit will automatically sunset for tax years beginning on or after January 1, 2021 unless legislative action is taken.
E85

    Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline, which is available for use in flex fuel vehicles.   There are more than 21 million flex fuel vehicles on the road today, or approximately 8% of all vehicles, representing more vehicles than require premium gasoline today.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the U.S. Department of Energy, there are currently more than 21 million flexible fuel vehicles capable of operating on E85 in the United States and nearly all of the major automakers have available flexible fuel modes and have indicated plans to produce several million more flexible fuel vehicles per year.  The U.S. Department of Energy reports that there are more than 3,500 retail gasoline stations supplying E85 or other ethanol flex fuel blends.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is approximately 168,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption. The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.
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
E15

    E15 is a blend of higher octane gasoline and up to 15% ethanol.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 90% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association. This higher octane fuel is available in 30 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's, Hy-Vee, Growmark and Casey's all offer E15 to 2001 and newer vehicles today at several stations. One of the historic challenges with the growth of the E15 market is the fact that, the waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, does not apply to E15 or higher blends, even though it has similar physical properties to E10. On March 12, 2019, the EPA proposed regulatory changes to allow E15 to take advantage of the One-Pound Waiver and authorized the sale of E15 during the summer months even though it exceeds the Reid Vapor Pressure limitation. At the end of May 2019, the EPA finalized the rule extending the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This rule is being challenged in an action filed in Federal District Court for the D.C. Circuit.
    In May 2020, the USDA announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be use to increase the availability of higher blends of ethanol and biodiesel fuels and to help increase the implementation of “blender pumps” in the United States. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure which helps offset the cost of introducing higher level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E15, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. In October 2020, the USDA announced the grant of $22 million of awards to the first round of recipients.
The program's predecessory, the Biofuels Infrastructure Partnership ("BIP"), was implemented by the USDA in May 2015 to increase the availability of higher blends and to fund the installation of new ethanol infrastructure. The USDA reports that to date, 20 states have received BIP federal funding in an aggregate amount of $100 million covering nearly 1,500 stations with almost 5,000 proposed pumps.
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
.
Risks Associated With Operations

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

The demand for gasoline correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on gasoline prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g. COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for gasoline. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19), that impair the functioning of financial markets and institutions also may adversely impact the demand for gasoline. Reduced demand for gasoline may impair demand for ethanol, harm our operations and negatively impact our financial condition.

    Decreasing oil and gasoline prices resulting in ethanol trading at a premium to gasoline could negatively impact our ability to operate profitably.

    Ethanol has historically traded at a discount to gasoline; however, with the recent fluctuations in gasoline prices, at times ethanol may trade at a premium to gasoline, causing a financial disincentive for discretionary blending of ethanol beyond the rates required to comply with the RFS. Discretionary blending is an important secondary market which is often determined by the price of ethanol versus the price of gasoline. In periods when discretionary blending is financially unattractive, the demand for ethanol may be reduced. In recent years, the price of ethanol has been less than the price of gasoline which increased demand for ethanol from fuel blenders. However, recently, low oil prices have driven down the price of gasoline which has reduced the spread between the price of gasoline and the price of ethanol which could discourage discretionary blending, dampen the export market and result in a downward market adjustment in the price of ethanol. Any extended period where oil and gasoline prices remain lower than ethanol prices for a significant period of time could have a material adverse effect on our business, results of operation and financial condition which could decrease the value of our units.

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

    One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the Renewable Fuels Association 2020 Ethanol Outlook, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 16.9 billion gallons in 2019 with an additional 183 billion gallons under construction. Although many plants are operating at reduced production levels in response to the COVID-19 pandemic, if ethanol production margins improve, owners of ethanol production facilities may increase production levels to pre-pandemic levels or to even greater production levels, resulting in further increases in domestic ethanol inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of other factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

    Increased demand for ethanol may require an increase in higher percentage blends for conventional automobiles.

    Currently, ethanol is blended with conventional gasoline for use in standard (non-flex fuel) vehicles to create a blend which is 10% ethanol and 90% conventional gasoline. In order to expand demand for ethanol, higher percentage blends of ethanol must be utilized in conventional automobiles. Such higher percentage blends of ethanol have become a contentious issue with automobile manufacturers and environmental groups having fought against higher percentage ethanol blends. E15 is a blend which is 15% ethanol and 85% conventional gasoline. Although there have been significant developments towards the availability of E15 in the marketplace and the EPA recently issued a final rule allowing the year-round sale of E15, there are still obstacles to meaningful market penetration by E15. As a result, the approval of E15 may not significantly increase demand for ethanol.

    Reduced ethanol exports to Brazil could have a negative impact on ethanol prices.

    Brazil has historically been a top destination for ethanol produced in the United States. However, Brazil has imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil and could negatively impact the market price of ethanol in the United States and our ability to profitably operate the ethanol plant.

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

    Under the Steam Contract, MidAm provides us with steam to operate our Facility.  We expect to face periodic interruptions in our steam supply under the Steam Contract.  For this reason, we installed boilers at the Facility to provide a backup natural gas energy source.  We also have entered into a natural gas supply agreement with Encore Energy for our long term natural gas needs, but this does not assure availability at all times.  In addition, our current environmental permits limit the annual amount of natural gas that we may use in operating our gas-fired boiler.
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
    China has imposed a tariff on ethanol which is produced in the United States and exported to China which has negatively impacted exports of ethanol to China. The decrease has negatively impacted the market price of ethanol in the United States and could adversely impact our ability to profitably operate the Company. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact on the ethanol market cannot be determined at this time. According to the Peterson Institute for International Economics, through October 2020 China has only purchased approximately 56% of its year-to-date purchase commitments under the Phase One Agreement, and there can be no certainty at this time of whether its purchasing will improve.

    Decreases in exports of distillers grains to China have had, and could continue to have, a negative effect on the price of distillers grains in the U.S. and negatively affect our profitability.

    Historically, the United States ethanol industry exported a significant amount of distillers grains to China. However, the Chinese government began an antidumping and countervailing duty investigation related to distillers grains imported from the United States and announced a final ruling in 2017 which imposed substantial duties on US distillers grains. The imposition of these duties resulted in plummeting demand from this top importer requiring United States producers to seek out alternatives markets, most notably in Mexico and Canada. The imposition of these duties created significant trade barriers and have significantly decreased demand from China and the prices for distiller’s grains produced in the United States. Although the market has substantially adjusted to the loss of this key market, if alternative markets are not found and maintained, the failure of China to return as a significant export market for U.S. distillers grains combined with lower domestic corn prices could negatively impact the price of distillers grains and the profitability of the Company. On December 13, 2019, the U.S. and China announced the Phase One Agreement where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The impact on the distillers grain market cannot be determined at this time; however, as noted above, through October 2020 China has only purchased approximately 56% of its year-to-date purchase commitments under the Phase One Agreement, and there can be no certainty at this time of whether its purchasing will improve.

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

As a result of trade actions announced by the Trump administration and responsive actions announced by our trading partners, including by China, we may experience negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade. In 2018, the Chinese government increased the tariffs on U.S. ethanol imports into China to 70% which tariffs were then lowered to 45% in 2020 as a result of the Phase One Agreement. These tariffs are expected to reduce overall U.S. ethanol export demand, which could have a negative effect on U.S. domestic ethanol prices, especially given the current oversupply in domestic ethanol inventories. Despite the recent announcement of the Phase One Agreement, there is no guarantee that such trade deal will increase U.S. exports of ethanol or distillers grains to China or have a positive impact on the ethanol market or the distillers grain market. However, as noted above, through October 2020 China has only purchased approximately 56% of its year-to-date purchase commitments under the Phase One Agreement, and there can be no certainty at this time of whether its purchasing will improve.

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

The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in during our 2021 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand and the continuing impact of the COVID-19 pandemic. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time.

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

    Alternative fuels, gasoline oxygenates and ethanol production methods are continually under development.  A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells or clean burning gaseous fuels.  Like ethanol, the emerging fuel cell and electric-powered vehicle industries offer a technological options to address increasing worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns.  Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions.  Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to lower fuel costs, decrease dependence on crude oil and reduce harmful emissions. The same can largely be said of electric-powered vehicles.  If the fuel cell and hydrogen industries continue to expand and gain broad acceptance, and hydrogen becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively.  Likewise, participants in the emerging electric-powered vehicle industry are currently targeting the transportation market to decrease dependence on crude oil and reduce harmful emissions. If the electric-powered vehicle industry continues to expand and gain broad acceptance, the ethanol and larger gasoline industry may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability.

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

    We face competition from foreign ethanol producers with Brazil currently the second largest ethanol producer in the world. Brazil’s ethanol production is sugarcane based, as opposed to corn based, and, depending on feedstock prices, may be less expensive to produce. Under the RFS, certain parties are obligated to meet an advanced biofuel standard and sugarcane ethanol imported from Brazil has historically been one of the most economical means for obligated parties to meet this standard. Other foreign producers may be able to produce ethanol at lower input costs, including costs of feedstock, facilities and personnel, than we can. While foreign demand, transportation costs and infrastructure constraints may temper the market impact throughout the United States, competition from imported ethanol may affect our ability to sell our ethanol profitably, which may have an adverse effect on our operations, cash flows and financial position. If significant additional foreign ethanol production capacity is created, such facilities could create excess supplies of ethanol on world markets, which may result in lower prices of ethanol throughout the world, including the United States. Such foreign competition is a risk to our business. Any penetration of ethanol imports into the domestic market may have a material adverse effect on our operations, cash flows and financial position.

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

    Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. The EPA issued the final rule for 2020 which set the annual volume requirements for renewable fuel at 20.09 billion gallons of renewable fuel (the "Final 2020 Rule"). Both the final 2019 volume requirements (the "Final 2019 Rule") and the Final 2020 Rule maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. Although the volume requirements set forth in the Final 2019 Rule are slightly higher than the final 2018 volume requirements (the "Final 2018 Rule") and the Final 2020 Rule volume requirements are slightly higher than those set forth in the Final 2019 Rule, the volume requirements under the Final 2018 Rule, the Final 2019 Rule and the Final 2020 Rule are all still significantly below the 26 billion gallons, 28 billion gallons and 30 billion gallons, respectively, statutory mandates, with significant reductions in the volume requirements for advanced biofuels as well.. The EPA had not issued proposed 2021 volume requirements as of the date of this filing.

    Under the RFS, if mandatory renewable fuel volumes are reduced by at least 20% for two consecutive years, the EPA is required to modify, or reset, statutory volumes through 2022. The Final 2018 Rule represented the first year the total proposed volume requirements were more than 20% below statutory levels and the Final 2019 Rule is approximately 29% below the statutory levels representing the second consecutive year of reductions of more than 20% below the statutory mandates and therefore, triggering the mandatory reset under the RFS. The Final 2020 Rule is approximately 23% below the statutory levels, which makes 2020 the third year in a row which could cause a reset. The EPA is now statutorily required to modify the statutory volumes through 2022 within one year of the trigger event, based on the same factors used to set the volume requirements post-2022. These factors include environmental impact, domestic energy security, expected production, infrastructure impact, consumer costs, job creation, price of agricultural commodities, food prices, and rural economic development. If the EPA were to significantly reduce the statutory volume requirements under the RFS or if the RFS were to be otherwise reduced or eliminated by the exercise of the EPA waiver authority or by Congress, the market price and demand for ethanol could decrease which will negatively impact our financial performance.

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

    The compliance mechanism for RFS is the generation of renewable identification numbers, or RINs, which are generated and attached to renewable fuels such as the ethanol we produce and detached when the renewable fuel is blended into the transportation fuel supply. Detached RINs may be retired by obligated parties to demonstrate compliance with RFS or may be separately traded in the market. The market price of detached RINs may affect the price of ethanol in certain U.S. markets as obligated parties may factor these costs into their purchasing decisions. Moreover, at certain price levels for various types of RINs, it becomes more economical to import foreign sugarcane ethanol. If changes to RFS2 result in significant changes in the price of various types of RINs, it could negatively affect the price of ethanol, and our operations could be adversely impacted.

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
Item 2.   Properties.
    We own the Facility site located near Council Bluffs, Iowa, which consists of three parcels totaling nearly 275 acres.  This property is encumbered under the mortgage agreement with our Lender.  We lease 45 acres on the south end of the property to an unrelated third party for farming, and we custom farm for our own use on ten acres.

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

    On October 23, 2014, the patents owned by GS CleanTech in the Lawsuit were found to be invalid by the SD of Indiana District Court. On January 15, 2015, the Company received a partial summary judgment finding in the Lawsuit by the SD of Indiana District Court consistent with the October 23, 2014 ruling. In September 2016, the Court issued an opinion rendering the CleanTech patents unenforceable due to inequitable conduct. This ruling is in addition to the prior favorable court decisions on non-infringement. GS CleanTech and its attorneys filed a Notice of Appeal appealing the rulings of the September 2016 decision. On March 2, 2020, the rulings were affirmed on appeal by the Court of Appeals for the Federal Circuit and a petition for a rehearing of the appeal en banc was subsequently denied. The time to seek further appeal of the rulings has since expired and the judgment may be considered final. Under the Tricanter Agreement, ICM was obligated to, and did retain counsel at its expense to defend the Company in this Lawsuit.

From time to time, the Company may be subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters, if any, are currently not determinable, we do not expect that the ultimate costs to resolve these matters, if any, would have a material adverse effect on the Company consolidated financial position, results of operations, or cash flows.

Item 4.   Mine Safety Disclosures.
Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.
    As of September 30, 2020, we had 8,975 Series A Units issued and outstanding held by 840 persons.  We do not have any established trading market for our units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our units.
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

    On August 16, 2019, we received notice of the exercise by ICM of its Put Right, applicable for all of the Series C and Series A Units held by ICM.  In its notice, ICM waived its right to a determination of fair market value and ICM agreed to accept the total of Eleven Million Ninety-Three Thousand One Hundred and Forty Six Dollars ($11,093,146), which is the purchase price of Ten Thousand Eight Hundred Ninety-Seven Dollars ($10,897) per unit stated in the Unit Agreement, multiplied by 1,000 Series C Units and 18 Series A Membership Units. On November 15, 2019, we closed the repurchase transaction and paid ICM $11.1 million for the 1,000 Series C Units and 18 Series A Units.
On December 31, 2019, the Company entered into a purchase agreement for all of the 3,334 Series B membership units held by Bunge. On December 31, 2019, the Company paid Bunge $18.0 million for the 3,334 Series B shares.
    To date, we have made distributions totaling $28.9 million to our members, with no distributions made during Fiscal 2020 or Fiscal 2019. We cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.
Item 6.     Selected Financial Data.
    The following table presents selected financial and operating data as of the dates and for the periods indicated. The selected balance sheet financial data for the years ended September 30, 2020 and 2019 and the selected income statement data and other financial data for such years have been derived from the audited financial statements included elsewhere in this Form 10-K. You should read the following table in conjunction with "Item 7- Management Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the accompanying notes included elsewhere in this Form 10-K. Among other things, those financial statements include more detailed information regarding the basis of presentation for the following financial data.

	September 30, 2020	September 30, 2019
	Amounts	Amounts
	in 000's	in 000's
Balance Sheet Data
Cash and cash equivalents	$1,116	$1,075
Total current assets	24,102	27,967
Total assets	$140,826	$140,863
Total current liabilities	$18,623	$21,854
Total long term liabilities	56,399	29,704
Total liabilities	75,022	51,558
Total members' equity	65,804	89,305
Total liabilities and members' equity	$140,826	$140,863

	Fiscal 2020	Fiscal 2019
	Amounts	Amounts
	in 000's	in 000's
Income Statement
Revenues	$198,614	$216,993
Cost of Goods Sold	192,889	219,017
Gross Margin (Loss)	5,725	(2,024)
General and Administrative Expenses	5,169	4,837
Interest expense and other income, net	998	999
Change in fair value of put option liability	—	637
Net (Loss)	$(442)	$(8,497)
(Loss) per Unit:
(Loss) per unit -basic	$(44.65)	$(637.58)
(Loss) per unit -diluted	$(44.65)	$(637.58)

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
    We believe Modified EBITDA allows us to better compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the amortization of intangibles (affecting relative amortization expense), unrealized hedging losses and other items that are unrelated to underlying operating performance.  We also present Modified EBITDA because we believe it is frequently used by securities analysts and investors as a measure of performance.   There are a number of material limitations to the use of Modified EBITDA as an analytical tool, including the following:
•Modified EBITDA does not reflect our interest expense or the cash requirements to pay our interest.  Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate profits and cash flows.  Therefore, any measure that excludes interest expense may have material limitations.
•Although depreciation and amortization are non-cash expenses in the period recorded, the assets being depreciated and amortized may have to be replaced in the future, and Modified EBITDA does not reflect the cash requirements for such replacement.   Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits.  Therefore, any measure that excludes depreciation and amortization expense may have material limitations.

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

	Fiscal 2020	Fiscal 2019
	Amounts	Amounts
	in 000's (except per unit)	in 000's (except per unit)

Net (Loss)	$(442)	$(8,497)
Interest Expense, Net	2,085	1,069
Depreciation	10,694	10,230
EBITDA	12,337	2,802

Unrealized hedging (gain)	(995)	(473)
Change in fair value of put option liability	—	637
Modified EBITDA	$11,342	$2,966

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

    On November 26, 2019, the EPA approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated for up to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG ("Greenhouse gas" impacts) reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company anticipates completing the registration process by the end of the second quarter in the fiscal year ending September 30, 2021 ("Fiscal 2021").

Industry Factors Affecting our Results of Operations

For the fiscal year ended September 30, 2020 ("Fiscal 2020") compared to the fiscal year ended September 30, 2019 (
"Fiscal 2019"), the average price per gallon of ethanol sold did not change. There has been a decrease in the supply of ethanol, which has largely followed trends in motor fuel gasoline. There has been decreased prices for crude oil and gasoline in Fiscal 2020 compared to Fiscal 2019 due to reduced economic activity and stay-at-home orders aimed at slowing the spread of COVID-19. This pandemic also had a big impact on consumption, as gasoline consumption declined 12% in Fiscal 2020 as compared to Fiscal 2019.

Corn prices decreased during Fiscal 2020 due to the impact of COVID-19 on local, national and global economies . At times during this fiscal year, corn prices were 80-85% of Fiscal 2019 delivered cost prices. Motor fuel consumption was down 12% in Fiscal 2020 compared to Fiscal 2019, and with it, the demand for corn remained lower in Fiscal 2020. With a worldwide pandemic, exports of corn also decreased as countries waited to make purchase commitments, Prices for corn are expected to remain flat or increase sightly in 2020/21 as production builds back up from COVID-19 levels. Acres harvested and yields per acre are forecast by the USDA World Agricultural Supply and Demand Estimates ("WASDE") report to result in production levels over 9% greater in 2021, but they are only forecasting a 5% increase in corn used for ethanol production. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. If corn prices should rise, it will have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices.

    Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain low or further decrease, that could have a significant negative impact on the market price of ethanol and our profitability particularly should ethanol stocks remain high. A decline in U.S. ethanol exports due to the premium on the price of ethanol as compared to unleaded gasoline, or other factors may contribute to higher ethanol stocks unless additional demand can be created from other foreign markets or domestically. There is currently a possibility of higher exports in Fiscal 2021; however, countries may remain cautious in light of the impact of COVID-19 on domestic and worldwide demand which could further decrease U.S. ethanol exports in Fiscal 2021.

    In addition, market forces may continue to have a negative impact on distiller grain prices including lower export demand as a result the impact of COVID-19 on the worldwide economy. Overall, distiller grain exports were down 5% compared to Fiscal 2019, with a four fold increase in China exports offset by lower demand in other countries. The top 5 export locations in Fiscal 2019 averaged lower demand in Fiscal 2020 for distiller grains by almost 12% . We cannot forecast how much demand from these top 5 countries will come back into the marketplace, or if China will sustain the levels reached in Fiscal 2020. Distiller grains prices could remain low unless additional demand can be created from other foreign markets or domestically. Domestic demand for distillers grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.

Results of Operations
    The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2020 and 2019.

	Fiscal 2020		Fiscal 2019
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$198,614	100.0%	$216,993	100.0%
Cost of Goods Sold
Material Costs	142,477	71.7%	161,715	74.5%
Variable Production Expense	24,367	12.3%	31,498	14.5%
Fixed Production Expense	26,045	13.1%	25,804	11.9%
Gross Margin (Loss)	5,725	2.9%	(2,024)	(0.9)%
General and Administrative Expenses	5,169	2.6%	4,837	2.2%
Other Expenses	998	0.5%	1,636	0.8%
Net (Loss)	$(442)	(0.2)%	$(8,497)	(3.9)%

Revenues

    Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. The decrease in revenue from Fiscal 2020 compared to Fiscal 2019 was due to the impact of the worldwide pandemic on domestic and international demand for our products. For our main product ethanol, there was no change in the average price per gallon of ethanol in Fiscal 2020 as compared to Fiscal 2019. However, there was a 10.1% decrease in the volume of ethanol sold during Fiscal 2020 compared to Fiscal 2019 due the impact of the COVID-19 pandemic on domestic production levels and upon transportation both domestically and internationally due to work from home government mandates and layoffs in many industries. Due to the slower economy and the reduced production levels at many plants, there was also a decrease of 5.7% in the volume of distillers grains sold which was somewhat offset by an increase in the average price per ton of distillers grains of approximately 2.5%. Corn oil revenue also decreased 11.1% in Fiscal 2020 compared to Fiscal 2019 due to a decrease of 9.8% in tons sold in Fiscal 2020 as compared to Fiscal 2019, along with a decrease of 1.4% in the price of corn oil.

    The market experienced lower domestic demand in response to the COVID-19 pandemic which caused consumer driving to decrease approximately 12% as compared to last year due to work from home mandates coupled with massive layoffs in particular industries. In addition, the market experienced weak export demand as a result of the impact of the pandemic on the worldwide economy All of these factors resulted in an extremely tight year for the ethanol industry. Ethanol prices are typically directionally consistent with changes in corn and energy prices, but in Fiscal 2020, ethanol prices trended wildly lower in our third quarter of Fiscal 2020, as much as 38%, while corn prices fluctuated lower by only 10% . The decrease in the price of ethanol due to lower industry production because of small refiner waivers granted by the EPA without requiring these gallons to be reallocated to other larger users also had an effect upon the ethanol industry which was further compounded by decreased production in response to COVID-19.

    The 2.5% increase in the average price of distillers grains was offset by a 6% decrease in tonnage sold resulting in a 3% reduction in this revenue category. The decrease in tonnage sold resulted from lower domestic demand due to the slower pandemic economy.

    During Fiscal 2020, corn oil prices decreased 1.4% compared to Fiscal 2019, as a result of lower cost of corn offset by lower corn oil yield as the plant operated at reduced rates in response to the COVID-19 pandemic. The price decrease was compounded by a 9.8% decrease in tons sold due to the slowdown to the economy. Although management believes that corn oil prices will remain relatively steady at the current price levels, prices may decrease further if there is an oversupply of corn oil production resulting from increased production rates or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil unless an alternative demand for corn oil can be found.

	Fiscal 2020		Fiscal 2019
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$147,605	74.3%	$163,533	75.4%
Distiller's Grains	39,781	20.0%	41,154	19.0%
Corn Oil	9,886	5.0%	11,116	5.1%
Other	1,342	0.7%	1,190	0.5%

Cost of Goods Sold

    Our cost of goods sold as a percentage of our revenues was 97.1% and 100.9% for Fiscal 2020 and 2019, respectively, and decreased due to lower production volume in response to the COVID-19 pandemic, which resulted in less corn purchased, and also due to lower corn prices in Fiscal 2020 as compared to Fiscal 2019.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   Material costs decreased as a result of the average price of corn used in ethanol production per bushel decreasing by 8.2% in Fiscal 2020 from Fiscal 2019 on an 11% decrease in ethanol production in Fiscal 2020 compared to Fiscal 2019.
    Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in a decrease of $2.6 million in our cost of goods sold for Fiscal 2020, compared to a decrease of $2.8 million in our cost of goods sold for Fiscal 2019.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
     Our average steam and natural gas energy cost decreased 25.8% per MMBTU comparing Fiscal 2020 to Fiscal 2019. Variable production expenses decreased when comparing Fiscal 2020 to Fiscal 2019 due to lower energy costs resulting from lower volume and low natural gas prices as we moved away from steam, lower cost of chemicals and reduced marketing fees as a result of the expiration of certain agreements with Bunge for the purchase and sale of our distiller grains and the procurement of our corn supply. Fixed production expenses were unchanged when comparing Fiscal 2020 to Fiscal 2019 due to lower lease expenses due to resigning the railcar agreement, lower repairs and maintenance basically offset by higher depreciation expenses for projects brought on board and higher insurance premiums.
General & Administrative Expense

    Our general and administrative expenses as a percentage of revenues were 2.6% for Fiscal 2020 and 2.2% for Fiscal 2019.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2020 increased 6.9% compared to Fiscal 2019.  The increase in general and administrative expenses from Fiscal 2019 to Fiscal 2020 is due mainly to higher legal and professional fees.
Other Expense

    Our other expenses were approximately $1.0 million and $1.6 million for Fiscal 2020 and 2019, respectively, and were approximately 0.5% and 0.8% of our revenues for Fiscal 2020 and 2019, respectively. The majority of this decrease in other expenses was a result of funds received for the Iowa Biofuels grant and patronage dividends offset by higher interest costs in Fiscal 2020. In fiscal 2019 there was a true up of the ICM put option for $0.6 million, with no activity in Fiscal 2020 due to the put option settlement.
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

Liquidity and Capital Resources
    As of September 30, 2020, we had a cash balance of $1.1 million, $13.2 million available under the term revolver and working capital of $5.5 million.
    In June 2014, the Company entered into a $66.0 million Senior Credit Agreement (the “Credit Agreement”) with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”). The proceeds of the Credit Agreement were used to refinance senior bank debt previously outstanding and scheduled to mature in August 2014. The Credit Agreement provided us with a term loan of $30 million, that matured in 2019, and a revolving term loan of $36 million, due in 2023. The interest rate on the Credit Agreement was LIBOR plus 3.35%. The Credit Agreement resulted in a significantly lower interest rate than under the prior credit facility. The Company’s term loan and revolving term loan requires it to comply with specified financial covenants related to minimum local net worth, minimum current working capital, a minimum debt service coverage ratio and limitation on unit holder distributions.

    Effective November 8, 2019, we entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”). The following are the key modifications made by the Fourth Amendment:

•The existing term note is replaced by an Amended and Restated Term Note with a maximum principal amount of $30.0 million, a maturity date of November 15, 2024, two principal payments of $3.75 million (March 1 and September 1) per year and an interest rate of LIBOR + 340 basis points.
•The limitation on distributions to members has been modified to permit distributions to members under two sets of conditions: (i) provided certain conditions are met, we may distribute up to 50% of net income to members with respect to any fiscal year; and (ii) subject to certain conditions, we may make a distribution to members if there was at least $1 of net income in the most recently-completed fiscal year, positive net income is reasonably projected for the year of distribution, and we have working capital of at least $30.0 million before and after the distribution.
•Under the Fourth Amendment, there are two financial covenants: (i) we must maintain working capital of not less than $20,000,000 at the end of each month, (which allows the unadvanced portion of the revolving term loan to be included in the calculation); and (ii) our debt service coverage ratio (net income divided by the mandatory annual principal payment of $7,500,000 on the Amended and Restated Term Note) at the end of each fiscal year must be at least 1.20 to 1.

    The Fourth Amendment also expressly authorized the Company to repurchase the Class C Units and Class A Units of the Company owned by ICM for a purchase price equal to $11.1 million which repurchase was completed on November 15, 2019. Class B units were purchased by the Company December 31, 2019 from Bunge for $18.0 million.

    We expect the prices of our primary input (corn) to increase slightly and our principal product prices (ethanol and distillers grains) to remain stable in the first quarter of Fiscal 2021, given the relative prices of these commodities and the operations of our risk management program in the quarter. We therefore currently believe that our operating margins in the first quarter of Fiscal 2021 will be similar to our operating margins in the fourth quarter of Fiscal 2020.  We expect that in the last three quarters of Fiscal 2021 our margins will be steady if ethanol and corn prices maintain their stability.

Primary Working Capital Needs
    Cash provided by operations for Fiscal 2020 and 2019 was $7.1 million and $5.0 million, respectively.  This change is primarily a result of improved net loss of $8.3 million partially offset by an decrease in accrued expenses to settle the ICM put option..  For Fiscal 2020 and 2019, net cash (used in) investing activities was $(8.2) million and $(9.8) million, respectively, primarily for fixed asset additions.  For Fiscal 2020 and 2019, net cash flows provided by financing activities was $1.1 million and $4.4 million, respectively due to increased revolver loan borrowings, primarily for the purchase of capital units.

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

•Revenue Recognition

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
    The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the risk of loss has been transferred to the end customer and the end customer has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.
    The Company’s products are generally shipped FOB loading point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss. The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) were sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 6, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020. In April 1, 2020, the Company assumed responsibility for these functions. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the

“CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.

•Investment in Commodities Contracts, Derivative Instruments and Hedging Activities

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
    The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2020, the Company had 7.7 million gallons in open contracts for ethanol, 86 thousand tons of open contracts on dried distillers grains , 89 thousand tons of wet distillers grains, and 8.9 million pounds of corn oil on open contracts.
    Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2020, the Company was committed to purchasing 2.2 million bushels of corn on a forward contract basis resulting in a total commitment of $7.5 million.   In addition the Company was committed to purchasing 759 thousand bushels of corn using basis contracts.
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
•Inventory
    Inventory is valued at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.

•Put Option liability.
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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Members and Board of Directors of Southwest Iowa Renewable Energy, LLC

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC (the Company) as of September 30, 2020 and 2019, the related statements of operations, members’ equity and cash flows for each of the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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
Des Moines, Iowa
December 11, 2020

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2020	September 30, 2019
ASSETS
Current Assets
Cash and cash equivalents	$1,116	$1,075
Accounts receivable, net of allowance for doubtful accounts	8,488	1,431
Accounts receivable, related party	—	7,885
Derivative financial instruments	705	78
Inventory	13,369	17,167
Prepaid expenses and other	424	331
Total current assets	24,102	27,967
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	247,462	239,446
Office and other equipment	1,803	1,803
	251,329	243,313
Accumulated depreciation	(142,444)	(131,864)
Net property, plant and equipment	108,885	111,449

Right of use asset operating leases, net	6,667	—
Other Assets	1,172	1,447
Total Assets	$140,826	$140,863

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$3,204	$4,151
Accounts payable, related parties	—	2
Derivative financial instruments	—	597
Accrued expenses	4,176	9,906
Accrued expenses, related parties	—	581
Accrued put option liability, related party	—	6,037
Current maturities of notes payable	8,191	580
Current portion of operating lease liability	3,052	—
Total current liabilities	18,623	21,854
Long Term Liabilities
Notes payable, less current maturities	48,529	25,832
Other long-term liabilities	4,255	3,872
Operating lease liability, less current maturities	3,615	—
Total long term liabilities	56,399	29,704

Members' Equity
Members' capital
8,975 and 13,327 units issued and outstanding as of September 30, 2020 and 2019, respectively	64,106	87,165
Retained earnings	1,698	2,140
Total members' equity	65,804	89,305
Total Liabilities and Members' Equity	$140,826	$140,863
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
Revenues	$198,614	$216,993
Cost of Goods Sold
Cost of goods sold-non hedging	195,488	221,842
Realized & unrealized hedging (gains) losses	(2,599)	(2,825)
	192,889	219,017

Gross Margin (Loss)	5,725	(2,024)

General and administrative expenses	5,169	4,837

Operating Income (Loss)	556	(6,861)

Other Expense
Interest expense and other income, net	998	999
Change in fair value of put option liability	—	637
	998	1,636

Net (Loss)	$(442)	$(8,497)

Weighted Average Units Outstanding -basic	9,899	13,327
Weighted Average Units Outstanding -diluted	9,899	13,327
(Loss) per unit -basic	$(44.65)	$(637.58)
(Loss) per unit -diluted	$(44.65)	$(637.58)
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total
Balance, September 30, 2018	$87,165	$10,637	$97,802
Net (Loss)	—	(8,497)	(8,497)

Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of Membership Units	(23,059)	—	(23,059)
Net (Loss)	—	(442)	(442)

Balance, September 30, 2020	$64,106	$1,698	$65,804
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(442)	$(8,497)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	10,694	10,230
Amortization	100	71
Loss on disposal of property and equipment	85	—
Change in other assets, net	275	291
Change in fair value of put option liability	—	637
Bad Debt Expense	128	—
(Increase) decrease in current assets:
Accounts receivable	700	3,356
Inventory	3,798	(3,641)
Prepaid expenses and other	(93)	10
Derivative financial instruments	(627)	968
Increase (decrease) in other long-term liabilities	383	(1,517)
Increase (decrease) in current liabilities:
Accounts payable	(949)	952
Derivative financial instruments	(597)	(970)
Accrued expenses	(6,311)	3,108
Net cash provided by operating activities	7,144	4,998

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,342)	(9,811)
Proceeds from sale of property and equipment	127	—
Net cash (used in) investing activities	(8,215)	(9,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(223)	—
Settlement of put option liability	(6,037)	—
Proceeds from notes payable	223,736	193,041
Payments of notes payable	(193,305)	(188,593)
Repurchase of membership units	(23,059)	—
Net cash provided by financing activities	1,112	4,448

Net increase (decrease) in cash and cash equivalents	41	(365)

CASH AND CASH EQUIVALENTS
Beginning	1,075	1,440
Ending	$1,116	$1,075

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,927	$980

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$9,684	$—
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2020

Note 1:  Nature of Business
    Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 140 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 115.0 million gallons and 128.0 million gallons of ethanol in Fiscal 2020 and Fiscal 2019, respectively. The Company sells its ethanol, distillers grains, corn syrup, and corn oil in the continental United States, Mexico and the Pacific Rim.

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
     The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) were sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 6, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020. The Company is now responsible for all of these functions. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.

Accounts Receivable
    Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2020 and 2019, management had determined an allowance of $128 thousand and $0 was necessary, respectively.  Receivables are written off when deemed uncollectible, and recoveries of receivables written off are recorded when received.
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
    The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of September 30, 2020, the Company had commitments to sell 7.7 million gallons of ethanol, 86 thousand tons of dried distillers grains, 89 thousand tons of wet distillers grains and 8.9 million pounds of corn oil.
    Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2020, the Company was committed to purchasing 2.2 million bushels of corn on a forward contract basis resulting in a total commitment of $7.5 million.  In addition the Company was committed to purchasing 759 thousand bushels of corn using basis contracts.
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
    Derivatives not designated as hedging instruments along with cash due to brokers at September 30, 2020 and 2019 are as follows:

	Balance Sheet Classification	September 30, 2020	September 30, 2019
		in 000's	in 000's
Futures and option contracts
In gain position		$590	$368
In loss position		(592)	(364)
Cash held by broker		$304	$74
Forward contracts, corn		403	—
	Current asset	705	78

Forward contracts, corn	Current liability	—	597

Net futures, options, and forward contracts		$705	$(519)

    The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended September 30, 2020 and 2019 consist of the following:

	Statement of Operations Classification	September 30, 2020	September 30, 2019
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$67	$(1,530)
Futures and option contracts (corn)	Cost of Goods Sold	(2,666)	(1,295)

Inventory
    Inventory is stated at the lower of average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. At both September 30, 2020 and 2019, there was no lower of cost or market adjustment.
Leases
    In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and for interim periods within that fiscal year. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and 2) a "right to use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019, the start of our fiscal year. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. See Note 11 for more detailed information regarding leases.

Property and Equipment
    Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings	40 years
Process Equipment	10 - 20 Years
Office Equipment	3-7 Years

    Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.
    Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2020 or Fiscal 2019.
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

Income Per Unit
    Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Twelve Months Ended
	September 30, 2020	September 30, 2019
Numerator:
Net (loss) for basic earnings per unit	$(442)	$(8,497)
Change in fair value of put option liability	$—	$637
Net (loss) for diluted earnings per unit	$(442)	$(7,860)

Denominator:
Weighted average units outstanding - basic	9,899	13,327
Weighted average units outstanding - diluted	9,899	13,327
(Loss) per unit - basic	$(44.65)	$(637.58)
(Loss) per unit - diluted	$(44.65)	$(637.58)

Note 3:  Inventory
    Inventory is comprised of the following at:

	September 30, 2020	September 30, 2019
	(in 000's)	(in 000's)
Raw Materials - corn	$1,663	$4,270
Supplies and Chemicals	4,906	5,063
Work in Process	1,667	1,724
Finished Goods	5,133	6,110
Total	$13,369	$17,167

Note 4:   Members’ Equity
    At September 30, 2020 and 2019 outstanding member units were:

	September 30, 2020	September 30, 2019
A Units	8,975	8,993
B Units	—	3,334
C Units	—	1,000
	8,975	13,327

    The Series A, B and C unit holders all vote on certain matters with equal rights.  Prior to the repurchase of all of the Series C Units in November 2019, the Series C unit holders as a group elected one Board member.  The Series B unit holders as a group have the right to elect the number of Board members which bears the same proportion to the total number of Directors in relation to Series B outstanding units to total outstanding units. Based on this calculation, the Series B unit holders elected two Board members up to December 31, 2019, when the Company purchased the shares from Bunge. Series A unit holders now elect all of the Directors.

Note 5:   Revolving Loan/Credit Agreements
FCSA/CoBank
    During Fiscal 2014, the Company entered into a credit agreement with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30.0 million (the “Term Loan”) and a revolving term loan in the amount of up to $36.0 million (the “Revolving Term Loan", and together with the Term Loan, the “FCSA Credit Facility”). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.
    The Term Loan provides for payments by the Company to FCSA of quarterly installments of $1.5 million, which began on December 20, 2014 and matured September 20, 2019. The Revolving Term Loan has a maturity date of June 1, 2023 and requires annual reductions in principal availability of $6.0 million commencing on June 1, 2020. Under the FCSA Credit Facility, the Company has the right to select from the several LIBOR based interest rate options with respect to each of the Term Loan and the Revolving Term Loan.

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

    As of September 30, 2020, there was $53.1 million outstanding under the FCSA Credit Facility, with $13.2 million available under the Revolving Term Loan.

    Financing costs associated with the Credit Agreement Facility are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes financing costs using the effective interest method over the term of the related debt.
Paycheck Protection Program Loan

    On April 14, 2020, the Company received 1.1 million under the new Paycheck Protection Program Loan ("PPP loan") legislation passed by Congress and signed by President Trump. The PPP loan may be forgiven based upon various factors, including, without limitation, the borrower's payroll cost over an eight to twenty-four week period starting upon the receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements .

Note 6: Notes Payable

Notes payable consists of the following (in 000's):

	September 30, 2020	September 30, 2019
Term loan bearing interest at LIBOR plus 3.40% (3.55% at September 30, 2020)	$26,250	$—
Note payable, PPP Loan bearing interest at 1.00%, maturing April 28, 2022	1,063	—
Revolving term loan bearing interest at LIBOR plus 3.40% (3.55% at September 30, 2020)	26,828	23,902
Other with interest rates from 3.50% to 4.15% and maturities through 2027	2,761	2,569
	56,902	26,471
Less Current Maturities	8,191	580
Less Financing Costs, net of amortization	182	59
Total Long Term Debt	48,529	25,832
Approximate aggregate maturities of notes payable as of September 30, 2020 are as follows (in 000's):

2021	$8,191

2022	10,069

2023	7,609

2024	3,863

2025	26,944

2026 and thereafter	226

Total	$56,902

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
    The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2020 and 2019, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$590	$403	$—

Liabilities:
Derivative financial instruments	$592	—	—

	September 30, 2019
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$368	$—	$—

Liabilities:
Derivative financial instruments	364	597	—
Put Option Liability	—	—	6,037
    The following table summarizes the assumptions used in computing the fair value of the put option subject to fair value:

September 30, 2019
Risk-free interest rate	—%
Expected volatility	—%
Expected life (years)	0.25
Exercise unit price	$10,897
Company unit price	$4,967

    The following table reflects the activity for liabilities measured at fair value using Level 3 inputs as of September 30, 2020 and September 30, 2019:

	September 30, 2020	September 30, 2019
Beginning Balance	$6,037	$5,400
Put Option (Redeemed)	(6,037)	—
Change in Value	—	637
Ending Balance	$—	$6,037

Note 8:   Incentive Compensation
    The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 63.9 unvested EPUs outstanding under this plan as of September 30, 2020, which will vest three years from the dates of the awards.
    During the Fiscal 2020 and 2019, the Company recorded compensation expense related to this plan of approximately $172,000 and $164,000, respectively.  As of September 30, 2020 and 2019, the Company had a liability of approximately $344,000 and $908,000, respectively, recorded within accrued expenses on the balance sheet. The incentive compensation expense is recognized over three years from the date of the awards. The amounts to be recognized over future periods at September 30, 2020 and 2019 was $221,000 and $232,000, respectively.

Note 9:   Related Party Transactions and Major Customers
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
Bunge
    On December 5, 2014, the Company entered into an Amended and Restated Ethanol Purchase Agreement with Bunge which was further amended and restated on October 23, 2017 to include specific provisions for loading and shipment of ethanol by truck (the “Ethanol Agreement”). Under the Ethanol Agreement, the Company agreed to sell Bunge all of the ethanol produced by the Company, and Bunge agreed to purchase the same.  The Company paid Bunge a percentage marketing fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. The Company incurred related party ethanol marketing expenses of $0.4 million in Fiscal 2020 and $1.5 million Fiscal 2019, under the Ethanol Agreements. The decrease in the related party ethanol marketing expenses is due to the fact that Bunge ceased to be a related party effective as of January 1, 2020.
    On June 26, 2009, the Company executed a Railcar Agreement with Bunge for the lease of 325 ethanol cars and 300 hopper cars which are used for the delivery and marketing of ethanol and distillers grains. In November 2016, The Company reduced the number of leased ethanol cars to 323 and in both November 2013 and January 2015. The Company reduced the number of hopper cars by one for a total of 298 leased hopper cars.  Under the Railcar Agreement, the Company leases railcars for terms lasting 120 months and continuing on a month to month basis thereafter.  The Railcar Agreement will terminate upon the expiration of all railcar leases. In November 2016, the Company entered into a sublease for 96 hoppers with Bunge that expired on March 24, 2019. The Company had subleased another 92 hopper cars to unrelated third parties, which also expired March 25, 2019. In June 2018, one of the third party customers entered into an assignment agreement for their 52 hopper cars with the Company and Bunge.
    The Company entered into a agreement effective March 24, 2019 extending the original Railcar Agreement with Bunge for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. This was later amended to 110 hopper cars effective November 2019.  Effective August 2020, the ethanol car level was amended to 320, and the lease was assigned to Trinity Leasing company. Under the Railcar Agreement, the original DOT111 tank cars are leased over a four year term from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to be effective in May 2023. The 110 hopper cars are leased over a three year term running from March 24, 2019 to March 31, 2022 which term will continue on a month-to-month basis thereafter. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 20% as compared to the prior lease terms. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to other companies from time to time when the cars are not in use in our operations. We work with the lessor to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. In February 2019, we entered into a second 36 month lease for an additional 30 tank cars from an unrelated third party leasing company (this was in addition to the 30 non-insulated tank cars leased from that company signed December 2015. This agreement expired in June of 2020, and was converted to a month-to-month basis. The 30 tank cars will be returned during the First Quarter of Fiscal 2021). Related party expenses under this agreement were $0.8 million and $3.5 million for Fiscal 2020 and 2019, respectively, net of subleases and accretion.

    The Company continues to work with the lessors to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2020 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.

    On December 5, 2014, the Company and Bunge entered into an Amended and Restated Distiller’s Grain Purchase Agreement (the “ DG Purchase Agreement ”).  Under the DG Purchase Agreement, Bunge will purchase all distiller’s grains produced by the Company, and will receive a marketing fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge. The Company has incurred related party distillers grains marketing expenses of $0.3 million and $1.3 million during Fiscal 2020 and 2019, respectively.
    The Company and Bunge also entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provides that Bunge will procure corn for the Company, the Company will pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge. Related party expenses for corn procurement by Bunge were $0.2 million and $0.7 million during Fiscal 2020 and 2019, respectively.
    Since the 2015 crop year, the Company has been using corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding corn purchases (the “ Services Agreement ”).  Under this agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company pays Bunge a per bushel service fee.  The initial term of the Services Agreement expires on December 31, 2019 and the Company notified Bunge of its election not to extend the Services Agreement, but to allow corn planted this fiscal year to be planted and harvested under the terms of the Services Agreement.. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above.
ICM
    In connection with the payoff of the ICM subordinated debt, the Company entered into the SIRE ICM Unit Agreement dated December 17, 2014 (the “ Unit Agreement ”).  Under the Unit Agreement, the Company granted ICM the right to sell to the Company its 1,000 Series C and 18 Series A Membership Units (the “ ICM Units ”) commencing anytime during the earliest of  several alternative dates and events at the greater of $10,897 per unit or the fair market value (as defined in the agreement) on the date of exercise. On August 16, 2019, ICM notified the Company of its intent to exercise the Put Option and waived its right to determine the fair market value for the ICM Units. On November 15, 2019, the Company repurchased the ICM Units for $11.1 million in settlement of the Put Option consistent with the terms of the Unit Agreement. The effective date of the Company's repurchase of the ICM Units was October 31, 2019. The Company had increased expense in Fiscal 2019 by $637 thousand.

Major Customers
    The Company was party to an Ethanol Agreement and a Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling, and distributing of all of the ethanol and distillers grains produced by the Company through December 31, 2019. In connection with the Bunge Repurchase Agreement, the Company and Bunge entered into a Restated Ethanol Agreement effective January 1, 2020 pursuant to which Bunge continues to purchase and market all of the ethanol produced by the Company. The Distillers Grain Purchase Agreement expired on December 31, 2019; however, as part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the Distillers Grain Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the Distillers Grain Purchase Agreement. The Company has expensed $0.7 million and $2.8 million in marketing fees under these agreements for Fiscal 2020 and 2019, respectively. Revenues with this customer were $165.1 million and $205.1 million, respectively, for Fiscal 2020 and 2019.   Trade accounts receivable due from Bunge were $4.6 million and $7.9 million as of September 30, 2020 and 2019, respectively.
Note 10: Commitments
    The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the years ended September 30, 2020 and 2019 were $0.5 million and $5.7 million, respectively.

Note 11: Lease Obligations

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

The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge. This lease was assigned to Trinity Leasing effective July 17, 2020. An additional 60 cars are leased from a third party under two separate leases for 3 years for half and 4 years for the second half. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 50 tanker cars to two unrelated third parties. The leases expire December 31, 2020 and January 31, 2021. The Company subleased 60 hopper cars to an unrelated third party starting in May 2020, and the third party returned 15 hopper cars in September 2020. The lease expired in August 2020, but the remaining 45 hopper cars remain on a month-to-month rent basis. Expense incurred for the operating leases were $2.4 million for the year ended September 30, 2020. The lease agreements have maturity dates ranging from January 2022 to May 2023. The average remaining life of the lease term for these leases was 2.93 years as of September 30, 2020.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.55% . The right-of-use asset operating lease, is included in the other asset grouping, and operating lease liability, included in current and long term liabilities was $6.7 million as of September 30, 2020.

The Company's aggregate minimum rental commitments under non-cancellable operating leases as of September 30, 2020 are as follows (in 000's):

2021	$3,106
2022	2,574
2023	1,225
Total	6,905

Undiscounted future payments	6,905
Discount effect	(238)
Present value	$6,667

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
    There are no items to report.
Item 9A.   Controls and Procedures.
    The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Michael D. Jerke, along with its Chief Financial Officer (our principal financial officer), Brett L. Frevert, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2020.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company's disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the "SEC").
    The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2020.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2020, the Company’s integrated controls over financial reporting were effective.
This annual report does not include an attestation report on internal controls by the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

Item 9B.   Other Information.
    None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
    The Information required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2021 Annual Meeting of Members (the “2021 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2020.

Item 11.   Executive Compensation.
The Information required by this Item is incorporated by reference in the 2021 Proxy Statement.
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.
    The Information required by this Item is incorporated by reference in the 2021 Proxy Statement.
Item 13.   Certain Relationships and Related Transactions, and Director Independence.
    The Information required by this Item is incorporated by reference in the 2021 Proxy Statement.
Item 14.   Principal Accountant Fees and Services.
    The Information required by this Item is incorporated by reference in the 2021 Proxy Statement.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)Documents filed as part of this Report.
Balance Sheets
Statements of Operations
Statements of Members’ Equity
Statements of Cash Flows

Notes to Financial Statements

(b)The following exhibits are filed herewith or incorporated by reference as set forth below:

2	Omitted - Inapplicable.

3(i)	Articles of Organization, as filed with the Iowa Secretary of State on March 28, 2005 (incorporated by reference to Exhibit 3(i) of Registration Statement on Form 10 filed by the Company on January 28, 2008).

4(i)	Fifth Amended and Restated Operating Agreement dated June 19, 2020 (incorporated by reference to Exhibit 3.2.1 on Form 8-K filed by the Company on June 23, 2020.

4(ii)	Unit Transfer Policy, including QMS Manual attached thereto as Appendix 1 (incorporated by reference to Exhibit 4(ii) on Form 10-Q filed by the Company on February 7, 2020).

9	Omitted - Inapplicable.

10.1	Electric Service Contract dated December 15, 2006 with MidAmerican Energy Company (incorporated by reference to Exhibit 10.6 of Registration Statement on Form 10 filed by the Company on January 28, 2008).

10.2	License Agreement dated September 25, 2006 between the Company and ICM, Inc. (incorporated by reference to Exhibit 10.10 on Form S-1/A filed by the Company on February 24, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.3
Steam Service Contract dated January 22, 2007 between the Company and MidAmerican Energy Company, as amended October 3, 2008, January 1, 2009, January 1, 2009, December 1, 2009, January 1, 2013, and August 20, 2015 (filed herewith). Portions of the Agreement and amendments thereto have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 229.601(b)(10)(iv)) because such information is both not material and would likely cause competitive harm to the company if publicly disclosed

10.4	Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (filed herewith). Portions of the Agreement have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 229.601(b)(10)(iv)) because such information is both not material and would likely cause competitive harm to the company if publicly disclosed.

10.5	ICM, Inc. Agreement - Equity Matters, by and between ICM, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 23, 2010).

10.6	Bunge Agreement - Equity Matters by and between the Company and Bunge N.A. Holdings, Inc. dated effective August 26, 2009. (incorporated by reference to Exhibit 10.72 of Form S-1/A filed by the Company on February 24, 2011)

10.10	First Amendment to Bunge Agreement - Equity Matters, by and between Bunge N.A. Holdings, Inc. and the Company, dated as of June 17, 2010 (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on June 23, 2010).

10.7*	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company of July 6, 2010).

10.8	Joint Defense Agreement between ICM, Inc. and the Company dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).

10.9	Tricanter Purchase and Installation Agreement by and between ICM, Inc. and the Company dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.

10.10*	Employment Agreement dated effective January 1, 2012 by and between the Company and Brian T. Cahill. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 5, 2012).

10.11	First Amendment to Promissory Note dated February 29, 2012 by and between the Company and Bunge N.A. Holdings, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 6, 2012)

10.12	Base Contract for Sale and Purchase of Natural Gas between Encore Energy Services, Inc. and the Company effective April 1, 2012. Portions of this Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 1, 2012).

10.13	Confirming Order between Encore Energy Services, Inc. and the Company dated April 25, 2012. Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on May 1, 2012).

10.14	Letter Agreement by and between the Company and CFO Systems, LLC dated June 21, 2012. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 22, 2012).

10.15	Notice of Assignment of Interests from Bunge N.A. Holdings, Inc. to Bunge North America, Inc. dated September 24, 2012. (incorporated by reference of Exhibit 10 of Form 10-K filed by Company on December 19, 2012).
10.16	Carbon Dioxide Purchase and Sale Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective as of April 2, 2013 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 11, 2013).

10.17	Non-Exclusive CO2 Facility Site Lease Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective April 2, 2013 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company of April 11, 2013).

10.18	Credit Agreement by and between the Company, Farm Credit Services of America, FLCA, as Lender and CoBank, ACB as cash management provider and agent dated as of June 24, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 30, 2014).

10.19	Term Note by and between the Company and Farm Credit Services of America, FLCA dated June 24, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 30, 2014).

10.20	Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated as of June 24, 2014 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 30, 2014).

10.21	Amendment No. 1 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated August 29, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 5, 2014).

10.22	Amendment No. 2 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated October 31, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on October 31, 2014).

10.23	Amended and Restated Ethanol Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 11, 2014). Portions of the Ethanol Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.24	Second Amended and Restated Ethanol Purchase Agreement effective as of January 1, 2020 by and among the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on January 2, 2020).

10.25	Amended and Restated Grain Feedstock Agency Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on December 11, 2014). Portions of the Grain Feedstock Agency Agreement have been omitted pursuant to a request for confidential treatment.

10.26	Amended and Restated Distiller’s Grain Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on December 11, 2014). Portions of the Distiller’s Grain Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.27	Services Agreement Regarding Corn Purchases dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on December 11, 2014). Portions of the Services Agreement have been omitted pursuant to a request for confidential treatment.

10.28	Letter Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on December 11, 2014).

10.29	SIRE ICM Unit Agreement by and between the Company and ICM Investments, LLC dated effective as of December 17, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 23, 2014).

10.30*	Employment Agreement between the Company and Michael D. Jerke effective October 22, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 28, 2018).

10.31	Amendment No. 4 to Credit Agreement dated November 8, 2019 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of American, FLCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 14, 2019).

10.32	Amended and Restated Term Note by and between the Company and Farm Credit Services of America, FLCA dated November 8, 2019 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on November 14, 2019).

10.33	Amended and Restated Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated November 8, 2019 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on November 14, 2019).

10.34	Amended and Restated Ethanol Purchase Agreement dated effective October 23, 2017 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on October 26, 2017). Portions of the Ethanol Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.35
Bunge Membership Interest Purchase Agreement dated December 31, 2019 by and among the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on January 2, 2020.

10.36	Termination Agreement dated December 31, 2019 by and among the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 2, 2020).

11	Omitted - Inapplicable.

12	Omitted - Inapplicable.

13	Omitted - Inapplicable.

14	Omitted - Inapplicable.

15	Omitted - Inapplicable.

16	Omitted - Inapplicable.

17	Omitted - Inapplicable.

18	Omitted - Inapplicable.

19	Omitted - Inapplicable.

20	Omitted - Inapplicable.

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)

32.1**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (furnished herewith)

32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (furnished herewith)

101.XMLXBRL	Instance Document

101.XSDXBRL	Taxonomy Schema

101.CALXBRL	Taxonomy Calculation Database

101.LABXBRL	Taxonomy Label Linkbase

101.PREXBRL	Taxonomy Presentation Linkbase

101.DEFXBRL	Taxonomy Definition Linkbase
________________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement

**	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 11, 2020	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	December 11, 2020	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 11, 2020
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 11, 2020
Theodore V. Bauer, Director

/s/ Michael K. Guttau	December 11, 2020
Michael K. Guttau, Director

/s/ Jill E. Euken	December 11, 2020
Jill E. Euken, Director