Form 10-Q
period 2020-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2021-02-12
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	December 31, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☐
Smaller reporting company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☐

As of 12/31/2020, the Company had 8,975 Series A Membership Units outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

ASSETS	December 31, 2020	September 30, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,267	$1,116
Accounts receivable	7,082	8,488
Derivative financial instruments	3,115	705
Inventory	19,767	13,369
Prepaid expenses and other	1,459	424
Total current assets	32,690	24,102

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	247,436	247,462
Office and other equipment	1,806	1,803
	251,306	251,329
Accumulated depreciation	(145,204)	(142,444)
Net property, plant and equipment	106,102	108,885

Other Assets
Right of use asset operating leases, net	5,936	6,667
Other assets	1,172	1,172
	7,108	7,839
Total Assets	$145,900	$140,826

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2020	September 30, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$10,433	$3,204
Accrued expenses	6,657	4,176
Current maturities of notes payable	8,198	8,191
Current portion of operating lease liability	2,999	3,052
Total current liabilities	28,287	18,623

Long Term Liabilities
Notes payable, less current maturities	43,509	48,529
Other long-term liabilities	4,252	4,255
Operating lease liability, less current maturities	2,937	3,615
Total long term liabilities	50,698	56,399

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	2,809	1,698
Total members' equity	66,915	65,804

Total Liabilities and Members' Equity	$145,900	$140,826

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands except for net income per unit)
(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019

Revenues	$55,410	$62,065
Cost of Goods Sold
Cost of goods sold-non hedging	53,649	57,044
Realized & unrealized hedging (gains)	(957)	(417)
	52,692	56,627

Gross Margin	2,718	5,438

General and administrative expenses	1,335	1,244

Operating Income	1,383	4,194

Interest and other expense, net	272	341

Net Income	$1,111	$3,853

Weighted average units outstanding - basic	8,975	12,652
Weighted average units outstanding - diluted	8,975	13,104
Net Income per unit - basic	$123.79	$304.54
Net Income per unit - diluted	$123.79	$294.03

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total

Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of membership units	(23,059)	—	(23,059)
Net Income	—	3,853	3,853
Balance, December 31, 2019	$64,106	$5,993	$70,099

Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income	—	$1,111	1,111
Balance, December 31, 2020	$64,106	2,809	$66,915

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)

(Unaudited)
	Three Months Ended	Three Months Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,111	$3,853
Adjustments to reconcile to net cash provided by operating activities:
Depreciation	2,760	2,602
Amortization	11	24
(Increase) decrease in current assets:
Accounts receivable	1,406	2,438
Inventory	(6,398)	2,249
Prepaid expenses and other	(1,035)	(1,111)
Derivative financial instruments	(2,410)	(53)
Increase (decrease) in current liabilities:
Accounts payable	7,229	6,016
Derivative financial instruments	—	(120)
Accrued expenses	2,481	203
Increase (decrease) in other long-term liabilities	(3)	576
Net cash provided by operating activities	5,152	16,677

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(213)	(2,426)
Proceeds from sale of property and equipment	236	—
Net cash provided by (used in) investing activities	23	(2,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(205)
Settlement of put option liability	—	(6,037)
Proceeds from debt	40,290	103,731
Payments on debt	(45,314)	(88,733)
Repurchase of membership units	—	(23,059)
Net cash (used in) financing activities	(5,024)	(14,303)

Net increase (decrease) in cash and cash equivalents	151	(52)

CASH AND CASH EQUIVALENTS
Beginning	1,116	1,075
Ending	$1,267	$1,023

SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$468	$278

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$9,684
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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
     The accompanying financial statements are for the three months ended December 31, 2020 and 2019, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2020 ("Fiscal 2020") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
    The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) were previously sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 6, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020. Since April 1, 2020, the Company has been responsible for these functions. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.
Accounts Receivable
    Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of December 31, 2020 and September 30, 2019, management had determined an allowance of $0.2 million and $0.1 million, respectively, was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.
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
    The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of December 31, 2020, the Company had 7.0 million gallons of open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 5.0 million pounds of corn oil.
    Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2020, the Company was committed to purchasing 4.8 million bushels of corn on a forward contract basis resulting in a total commitment of $20.3 million. In addition, the Company was committed to purchase 0.3 million bushels of corn on basis contracts.
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
    Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2020 and September 30, 2019 at market value are as follows:

	Balance Sheet Classification	December 31, 2020	September 30, 2020
		in 000's	in 000's
Futures and option contracts
In gain position		$825	$590
In loss position		(3,399)	(592)
Cash held by broker		2,990	304
Forward contracts, corn		2,699	403
	Current asset	3,115	705
Net futures, options, and forward contracts		$3,115	$705

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2020 and 2019 consist of the following:

		Three Months Ended
	Statement of Operations Classification	December 31, 2020	December 31, 2019
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(4,276)	$36
Futures and option corn contracts	Cost of Goods Sold	3,297	(453)
Leases
    In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and 2) a "right to use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. See Note 8 for more detailed information regarding leases.
Inventory
    Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.   For the three months ended December 31, 2020 and 2019, the Company recognized a lower of cost or net realizable value adjustment of $1.2 million and $0, respectively.
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
Income Per Unit
    Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2020	December 31, 2019
Numerator:
Net Income for basic earnings per unit	$1,111	$3,853
Net Income for diluted earnings per unit	$1,111	$3,853

Denominator:
Weighted average units outstanding - basic	8,975	12,652
Weighted average units outstanding - diluted	8,975	13,104
Income per unit - basic	$123.79	$304.54
Income per unit - diluted	$123.79	$294.03

Note 3:  Inventory
    Inventory is comprised of the following:

	December 31, 2020	September 30, 2020
	in 000's	in 000's
Raw Materials - corn	$3,311	$1,663
Supplies and Chemicals	4,958	4,906
Work in Process	1,964	1,667
Finished Goods	9,534	5,133
Total	$19,767	$13,369

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
    The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. The Revolving Term Loan also has a maturity date of November 15, 2024. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the loans, with a LIBOR spread of 3.4% per annum. The interest rate at December 31, 2020 was 3.55%.

    As of December 31, 2020, there was $18.0 million available under the Revolving Term Loan.

Paycheck Protection Program Loan

    On April 14, 2020, the Company received $1.1 million under the Paycheck Protection Program Loan ("PPP loan") legislation passed by Congress and signed by President Trump. The PPP loan may be forgiven based upon various factors, including, without limitation, the borrower's payroll cost over an eight to twenty-four week period starting upon the receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness of the initial PPP loan on January 26, 2021. The Small Business Administration ("SBA") has 60 days from the application date to approve or disapprove the request.

Notes payable

Notes payable consists of the following:

	December 31, 2020	September 30, 2020
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.40% (3.55% at December 31, 2020)	$26,250	$26,250
Revolving Term Loan bearing interest at LIBOR plus 3.40% (3.55% at December 31, 2020)	21,975	26,828
Note payable, PPP Loan bearing interest at 1.00% maturing April 28, 2022	1,063	1,063
Other with interest rates from 3.50% to 4.15% and maturities through 2027	2,590	2,761
	51,878	56,902
Less Current Maturities	8,198	8,191
Less Financing Costs, net of amortization	171	182
Total Long Term Debt	43,509	48,529

Approximate aggregate maturities of notes payable as of December 31, 2020 for the twelve months of payments for each year are as follows:

2021	$8,198

2022	9,919

2023	7,610

2024	25,838

2025	118

2026 and thereafter	195

Total	$51,878

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
    The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and September 30, 2020, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$825	$2,699	$—

Liabilities:
Derivative financial instruments	3,399	—	—

	September 30, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$590	$403	$—

Liabilities:
Derivative financial instruments	592	—	—

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
Bunge

    Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the original Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. As of January 1, 2020, Bunge is no longer a related party. The Company incurred related party ethanol marketing expenses of $0.4 million during the three months ended December 31, 2019.
    Under the DG Purchase Agreement, Bunge purchased all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expired on December 31, 2019.  As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge, and Bunge is no longer a related party. The Company incurred related party distillers grains marketing expenses of $0.3 million during the three months ended December 31, 2019.
    The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provided that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge, and Bunge is no longer a related party Related party expenses for corn procurement by Bunge were $0.2 million during the three months ended December 31, 2019.
    Since the 2015 crop year, the Company has used corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company paid Bunge a per bushel service fee.  The initial term of the Services Agreement expired on December 31, 2019 and the Company notified Bunge of its election not to extend the Services Agreement, but to allow corn planted for that fiscal year to be planted and harvested under the terms of the Services Agreement. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above for the three months ended December 31, 2019.
    The Company entered into an amendment to the original Railcar Agreement with Bunge effective March 24, 2019 to provide for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains (effective November 15, 2019, the parties reduced the number of leased hopper cars to 110 hopper cars). The ethanol cars were assigned to Trinity Leasing on July 17, 2020. Under the terms of the amended Railcar Agreement, the original DOT111 cars will be leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 110 hopper cars will be leased over a three year term running from March 24, 2019 to March 31, 2022 and continuing on a month-to-month basis thereafter. The Company's lease of the hopper cars will terminate upon the expiration of all such hopper cars. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 15% as compared to the prior lease terms. As of December 31, 2020, the Company had 44 tanker cars and 45 hopper cars subleased to two unrelated third parties, which subleases expired November 8, 2020 and December 31, 2020, respectively. Related party expenses under the Railcar Agreements were $0.8 million for the three months ended December 31, 2019, net of subleases and accretion. The Bunge Repurchase Agreement did not impact the Railcar Agreement.

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
Note 7: Major Customer
    The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026 and was a party to the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling and distributing of all distillers grains and syrup produced by the Company through March 31, 2020. Since April 1, 2020, all distiller grain and syrup revenues are booked directly by the Company. Revenues from Bunge were $39.3 million and $59.4 million for the three months ended December 31, 2020 and 2019, respectively.
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
    The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge and Trinity Leasing. An additional 60 cars are leased from a third party under two separate leases for 3 years for half and 4 years for the second half. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 44 tanker cars and 45 hopper cars to two unrelated third parties, which subleases expired November 8, 2020 and December 31, 2020. Upon expiration, the leases convert to a month-to-month basis Approximately 12% of the tanker cars subleased have been returned by December 31, 2020. Expense incurred for the operating leases during the three months ended December 31, 2020 was approximately $0.7 million and $0.8 million for the three months ended December 31, 2019.
The total lease agreements have maturity dates ranging from January 2022 to April 2023. The average remaining life of the lease term for these leases was 2.67 years as of December 31, 2020.
    The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.55%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $5.9 million as of December 31, 2020.
    At December 31, 2020, the Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve month period ended June 30:

2021	$3,101
2022	2,333
2023	691
Total	$6,125

Undiscounted future payments	$6,125
Discount effect	(189)
$5,936

Note 9. Subsequent Events

The Company received $1.1 million on January 28, 2021 under the provisions of the PPP loan program phase II.

CoBank extended to the Company a new $10.0 million credit line that is to mature August 1,2021. The new credit line has been drafted and is anticipated to be finalized in February and contains similar terms and rates as the FCSA Credit Facility described in Note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
    The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2020 including the financial statements, accompanying notes and the risk factors contained herein.

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
•Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard issued by the Environmental Protection Agency;
•Our inability to comply with our credit agreements required to continue our operations;
•Negative impacts that our hedging activities may have on our operations;
•Decreases in the market prices of ethanol, distillers grains;
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
•Trade actions by the Trump or Biden Administration, particularly those affecting the biofuels and agricultural sectors and related industries; and
•Disruption caused by health epidemics, such as the novel strain of the coronavirus, and the adverse impact of such epidemics on global economic and business conditions.

    These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 ("Fiscal 2020") under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Operations

Throughout most of 2018 and 2019 as well as early 2020, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19 in 2020, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, commencing in the latter part of the second quarter in 2020, we elected to reduce ethanol production. We continued this change in production for three months, but then slowly increased production closer to normal levels by the end of our fiscal year. Management believes that this reduction was warranted due to negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also results in a corresponding decrease in distillers grains and corn oil production. In the first quarter of Fiscal 2021, ethanol production was only slightly below levels compared to the first quarter of Fiscal 2020. Management was able to produce more distiller grains in the current fiscal quarter as compared to the same fiscal quarter in 2020, but corn oil production was lower in the current fiscal quarter.

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

Paycheck Protection Program Loan

On April 15, 2020, the Company received $1.1 million under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight to twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirement. The Company applied for forgiveness of the initial PPP loan on January 26, 2021. The Small Business Administration has 60 days from the application date to approve or disapprove the request.

In January 2021, the Company received a second PPP Loan in the amount of $1.1 million under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

Outlook

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, our PPP Loan and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our loan agreements (the "FCSA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”) and CoBank, ACB (“CoBank”) as of December 31, 2020, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in our FCSA Credit Facility for the next twelve months.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, and actions that would be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our Fiscal 2021 results. However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the fourth quarter of Fiscal 2020 progressed in response to the global resurgence of COVID-19 and the extension of, enhancement of, or imposition of new, government measures aimed at curbing the pandemic including lock-downs, self-quarantine requirements, and travel restrictions. Management does not anticipate material improvement in the macroeconomic environment during the first half of Fiscal 2021 and, as a result our results for Fiscal 2021 may also be affected.

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

Ethanol Supply and Demand
    The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. Commencing in March 2020, the COVID-19 virus impact upon the economy drove the price of gasoline downwards, and the price of ethanol plummeted at or below production costs. In response, many plants in the U.S. have shut down production or cut production levels. According to the Renewable Fuels Association ("RFA"), since March 1, 2020, 69 ethanol plants with annual production capacity of nearly 6 billion gallons have been fully idled and 64 plants have reduced production levels from 10% to 50% representing an additional 1.7 billion gallons of reduced ethanol production. Although there has been a steady recovery of production levels from late April 2020 through June 2020 there are still about two dozen plants idled and a majority of facilities running slightly below normal production levels. With most plants running below pre COVID-19 production levels since June 2020, the RFA estimates that currently total idled capacity represents about 2.5 billion gallons of annual production or 1% percent of capacity. Adding to the supply/demand imbalance is the stance taken by the EPA under the Trump Administration with regard to the issuance of “hardship waivers” to so-called small refineries.

     Domestic ethanol use is around 14 billion gallons per year. The industry currently had a capacity to produce over 16.6 billion gallons in 2018. The impact of COVID-19 and the slowdown of the world economy has lowered production capacity to approximately 80%-85% of the 2018 production capacity levels. Despite the reduced production levels resulting from the COVID-19 pandemic on the global economy, the ethanol industry continues to face an oversupply of domestic ethanol inventories as supply continues to exceed demand. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in calendar year 2019, ethanol exports decreased 14.2% as compared to the calendar year 2018 according to data from the U.S. Energy Information Administration ("EIA"). In the first 10 months of 2020, ethanol exports decreased 8% as compared to the similar period in 2019 which reduction is even more significant in light of the fact that 2019 exports were substantially less than exports during prior years.
    In the first 10 months of calendar 2020, Brazil exports decreased by 35% as compared to the same period in calendar 2019. This moved them from the top ethanol market to second place. Brazil corn ethanol production increased 85% in 2019 as compared to 2018, and 2020 forecasts indicate additional grow of 88% in 2020. Exports to Brazil's comprised 98% of the U.S. export totals in the first 4 months of 2020 and dwindled to 2% of U.S. export totals in the next six months as Brazil's local production increased. Despite recent reductions in exports to Brazil, which has historically been one of the largest customers of U.S. ethanol, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports of U.S. ethanol to these three countries constituted almost 56% of all U.S. ethanol exports during the first calendar year 2020 as compared to 57% during the same period in 2019. Similar to Brazil, China was included in the top export markets during the first half of 2018; however, approximately 99% of the exports to China occurred in the first three months of 2018 and since then, U.S. ethanol exports to China have decreased to essentially zero. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The COVID-19 pandemic delayed any implementation of the Phase One Agreement with China, and ethanol imports were negligible in 2020. China has not met their obligation in 2020 and are not expected to change their purchase volumes during the COVID-19 pandemic. Recent political tensions between China and the U.S. have stalled further negotiations on the Phase One Agreement and completion of the transition to a new presidential administration is likely to further delay discussions between the two countries.

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

    Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol. The EPA has not released the proposed rule to set the renewable volume obligation for 2021 as required in November 2020, but is seeking comments and delayed the announcement until February 2021. As of the date of this filing, the EPA has not issued a proposed rule for 2021.

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

    In October 2018, the Trump administration released timelines for certain EPA rule making initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable statutory volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. There has been no announcement from the EPA regarding new volume obligations for 2021.

    Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP (rapid vapor pressure) limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. Although this rule is being challenged in court, the One-Pound Waiver is in effect and E15 can be sold year round. The EIA estimated summer driving consumption in 2020 decreased 23% compared to the same period in 2019 as a result of travel restrictions and reduced economic activity related to COVID-19. The COVID-19 pandemic has had, and will likely continue to have, a significant impact on the U.S. and worldwide economy throughout Fiscal 2021. The EIA forecast for 2021 is almost 8% higher than 2020, but this still leaves consumption 7% below 2019 pre COVID-19 levels.

There continues to be uncertainty regarding the future of the RFS as a result of the significant number of small refinery waivers granted.  Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number (RIN). RIN’s are a tradable commodity given that if refiners (obligated parties) need additional RIN’s to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RIN’s. Obligated parties use RINs to show compliance with RFS-mandated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

    On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e. cost to purchase RINs) is onerous and could put some refineries out of business. In June 2020, the Attorneys General of seven states joined in the request made to waive the 2020 RFS compliance burdens. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely, and reviewing the governors’ letter.” In January 2021, the EPA announced it is still seeking public comments on the subject. The RFA continues to press the EPA to make a decision on the issue.

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

    As of December 2020, the EPA had approved 86 exemptions for compliance years 2016 to 2018, freeing refineries from using 4.1 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number ("RIN"). RINs are a tradable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. In 2020, the D6 RIN value climbed to $0.70, as the appellate court decision reduced the numbers of small refiners eligible for hardship exemptions, increasing demand for RINs. Due to production shortfalls, D6 RIN generation decreased 15% in 2020 versus 2019 through September. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. Recently, RIN credits have increased in response to higher crop cost forecasts combined with expectations that the Biden Administration will advocate for increased renewable fuel initiatives including supporting the RFS. As of the end of January 2021, D6 RIN credits for 2021 traded at $1.13 and D4 RIN credits traded at $1.17. However, there is no guarantee that RIN credits will maintain such increased values and reduced RIN values may adversely impact the ethanol market.

On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed; rather, that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criteria, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the U.S. Supreme Court announced it will review the decision of the Tenth Circuit. A reversal of the 10th Circuit decision could allow additional exemptions in the future, and alter the administration's role regarding the RFS. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation.

As of June 30, 2020, the EPA had received 52 requests for small refinery waivers. If the EPA approves all 52 of the pending applications, the ethanol market would suffer another loss of 2 billion gallons of biofuel blending requirements which will adversely impact RIN prices and the ethanol market. These waiver requests represent an effort by refineries to bypass the ruling of the Tenth Circuit and establish a continuous chain of exemptions. If the EPA continues to grant discretionary waivers and RIN prices continue to fall, it could negatively affect ethanol prices.

    The failure of the Trump Administration to announce a plan to reallocate ethanol gallons lost to exemptions combined with the continued granting of waivers will continue to negatively impact ethanol demand and RIN and ethanol prices . It is uncertain how the EPA under the new Biden Administration will treat small refinery waivers including the petitions for waivers currently pending or whether the EPA will address the reallocation of ethanol gallons.

    Biofuels groups have filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rule making. This is the first RFS rule making since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA's current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In a supplemental rule making to the Proposed 2020 Rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the Department of Energy (the "DOE") recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Although in past years the EPA has disregarded recommendations from the Department of Energy in the rule the DOE stated its intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach. The EPA will be adjudicating the 2020 compliance year small refinery exemption applications in early 2021, but have indicated they will adhere to DOE recommendations for the 2019 compliance year applications as well, which should be adjudicated in 2020.

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

    Related to the recent lawsuits, the RFA, American Coalition for Ethanol, Growth Energy, National Biodiesel Board, National Corn Growers Association, Biotechnology Industry Organization, and National Farmers Union petitioned the EPA on June 4, 2018 to change its regulations to account for lost volumes of renewable fuel resulting from the retroactive small refinery exemptions. This petition to the EPA seeks a broader, forward-looking remedy to account for the collective lost volumes caused by the recent increase in retroactive small refinery RVO exemptions. The EPA has not reallocated volume exemptions in prior years, and continued to approve 31 new requests in 2019. On October 29, 2019, the U.S. House of Representatives Committee on Energy and Commerce met to examine the effects of the small refinery exemptions on biofuels and agriculture since 2016. Companies were seeking the EPA to make available more information on refinery exemptions.
    On February 4, 2019, Growth Energy filed a lawsuit in the Court of Appeals for the District of Columbia against the EPA challenging the EPA’s failure to address small refinery exemptions in the Final 2019 Rule. An administrative stay has been granted to research the contents of the lawsuit.
Although the maintenance of the 15 billion gallon threshold for volume requirements that may be met with corn-based ethanol in the Final 2019 Rule and the Final 2020 Rule together with the application of the One-Pound Waiver to E15 permitting the year round sale of E15 signals support from the EPA and the Trump administration for domestic ethanol production, the Trump administration could still elect to materially modify, repeal or otherwise invalidate the RFS and it is unclear what regulatory framework and renewable volume requirements, if any, will emerge as a result of any such reforms; however, any such reform could adversely affect the demand and price for ethanol and the Company's profitability. Moreover, the ongoing COVID-19 pandemic and the success of vaccination programs will continue to affect energy consumption during Fiscal 2021 and could continue to adversely impact the ethanol industry and our financial performance.
Industry Factors Affecting our Results of Operations
    Ethanol prices decreased 7.6% during the three months ended December 31, 2020 as compared to the same period in the previous fiscal year, and this was coupled with a decrease of 11.2% in ethanol shipments during the three months ended December 31, 2020 as compared to the prior year. The COVID-19 pandemic is the primary reason for the decrease in shipments during the three-month period. However, the reduction in ethanol shipments in the current quarter was also impacted by the decision to defer the sale of an entire unit train of ethanol until early January in order to obtain more favorable pricing. This also resulted in higher finished goods inventory at the end of the quarter.

    Management currently believes that the ethanol market for the second quarter of our fiscal year ending September 30, 2021 ("Fiscal 2021") as well as the market for certain of our co-products will worsen due to the following factors:
•The latest estimates of supply and demand provided by the Unites Stated Department of Agriculture (the "USDA") changed the estimate for 2020/21 ending corn stocks to 1.6 billion bushels. For 2020/21, the USDA lowered corn consumption for ethanol and co-products by 2.0% to 5.0 billion bushels but their forecast for the corn supply increased 4% from the 2019/20 actual level. to 14.2 billion bushels which was 0.6 billion bushels higher than the 2019/20 crop. The USDA increased their corn price estimates 18.0% for Fiscal 2021 to $4.20 per bushel, compared to the ending price for 2019/20 of $3.56. Yield per acre for 2020/21 is forecast to be 2.6% higher than 2019/20, and production numbers are expected to be 4.0% more in 2020/21 than was experienced in 2019/20.
•The EIA released its Short Term Energy Outlook report in December 2020 and indicated that U.S. gasoline demand decreased by 40% in the first four months of 2020 due to reduced gasoline consumption because of unemployment, government implementation of stay-at-home restrictions and many people working exclusively or partially from home. Gasoline consumption was at the lowest level since the early 1990's. The summer months gasoline consumption was 16% lower in 2020 as compared to 2019. This was in spite of a reduction in the average U.S. regular gasoline price of $2.18 in 2020 compared to an average price of $2.60 per gallon in 2019. The EIA forecasts that gasoline demand will probably recover in 2021, but current conditions make it difficult to determine when travel bottoms-out. The EIA's latest 2020 report also forecasts that retail gasoline prices will increase by 10% in 2021, but consumption will remain sluggish due to continuing COVID-19 restrictions, although we anticipate states will start to loosen restrictions in the first and second quarter of 2021 depending on the success of the vaccination programs. Any increase in gasoline demand could have a positive impact on ethanol demand whereas decreased gasoline demand would have an adverse impact on ethanol demand and therefore, ethanol prices.
    We currently believe that our margins will remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the EPA. An increase in the price for crude oil and unleaded gasoline could have a positive impact on the demand for gasoline and impact the market price of ethanol, but the effect of the COVID-19 pandemic on the economy is expected to have a substantial negative impact on demand, which could adversely impact our profitability during the balance of Fiscal 2021. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol remain low or decline further. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war with foreign countries is a great threat to the U.S. agriculture economy in the short term.
    Our distiller grain margins have been impacted positively in the short term due to plant shutdowns and plant slowdowns by local competitors which resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 11.8% for the three months ended December 31, 2020, as compared to the three months ended December 31, 2019, on a 0.5% decrease in tons sold for those same periods. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One Agreement" where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. The COVID-19 pandemic combined with political tensions between China and the U.S. have delayed implementation of, and further negotiations relating to, the Phase One Agreement. Domestic demand for distiller grains could also remain low if corn prices decline and end-users switch to lower priced alternatives.
    On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future.

Results of Operations
    The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2020 and 2019.

	Three Months Ended 44196		Three Months Ended December 31, 2019
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$55,410	100.0%	$62,065	100.0%
Cost of Goods Sold
Material Costs	40,553	73.2%	42,921	69.2%
Variable Production Expense	6,286	11.3%	7,531	12.1%
Fixed Production Expense	5,853	10.6%	6,175	9.9%
Gross Margin	2,718	4.9%	5,438	8.8%
General and Administrative Expenses	1,335	2.4%	1,244	2.0%
Interest and other expense, net	272	0.5%	341	0.6%
Net Income	$1,111	2.0%	$3,853	6.2%

Revenues
    Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended December 31, 2020, the average price per gallon of ethanol decreased by 7.6% as compared to the same period in 2019, compounded by a 11.2% decrease in gallons of ethanol sold, primarily due to the impact of COVID-19 pandemic on the economy, which did not impact our industry until the second quarter of fiscal year 2020. We finished the first fiscal quarter of 2021, with higher finished goods as compared to the same period in fiscal 2020 which also reduced our gallons sold during the fiscal quarter due to the sale of one unit train of ethanol which sale was deferred until January 2021 in order to obtain more favorable market pricing. The net effect was an 18.0% decrease in ethanol revenue for the three months ended December 31, 2020.
    An increase in the average price per ton of distillers grains of approximately 11.8% coupled with a 0.5% decrease in volume sold resulted in an increase of 11.2% in revenue for this category in the three months ended December 31, 2020 as compared to the same three month period in 2019. Distillers grain revenue increased primarily due to increased distiller grain prices in contrast to relatively flat ethanol production.
    Corn oil revenue increased 28.7% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019 with the 32.0% increase in price offset by lower volume of 2.5%. Our market for corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future, but this has not been experienced to date because of the impact of COVID-19 on the economy.

	Three Months Ended 44196		Three Months Ended December 31, 2019
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$39,309	70.9%	$47,914	77.2%
Distillers Grains	12,627	22.8%	11,356	18.3%
Corn Oil	3,190	5.8%	2,479	4.0%
Other	284	0.5%	316	0.5%

Cost of Goods Sold
    Our cost of goods sold as a percentage of our revenues was 95.1% and 91.2% for the three months ended December 31, 2020 and 2019, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 15.6% in the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Due to the continued impact of COVID-19 on the economy, the volume of ethanol produced was lower by 0.7% for the three months ended December 31, 2020 as compared the the same period in fiscal 2019.
    Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $1.0 million decrease to our cost of goods sold for the three months ended December 31, 2020, compared to a decrease of $0.4 million for the three months ended December 31, 2019. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
    Variable production expenses decreased 16.5% when comparing the three months ended December 31, 2020 to the three months ended December 31, 2019 due to lower chemical costs, lower marketing fees as we no longer pay fees for distiller grains and corn to Bunge, which decreased costs were partially offset by increased utility expenses.
    Fixed production expenses decreased 5.2% for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Lower repairs and maintenance charges, lease costs and supplies were partially offset by increased insurance expense and depreciation.
General & Administrative Expense
    General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2020 increased 7.3% compared to the three months ended December 31, 2019, primarily due to increased property taxes and higher salary/benefit expenses somewhat offset by lower supply costs.
Interest and Other Expense, Net
    Our other expenses were $0.3 million for both the three months ended December 31, 2020 and 2019, respectively. In the first quarter of Fiscal 2021, the Company received a settlement on the class action lawsuit against Syngenta corn seeds. This settlement offset higher interest expenses associated with the amended credit agreement with Cobank in November 2019 that included two major capital projects, and the purchase of capital units from ICM and Bunge.
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

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019

EBITDA
Net Income	$1,111	$3,853
Interest Expense	464	349
Depreciation	2,760	2,602
EBITDA	4,335	6,804

Unrealized Hedging Loss (Gain)	276	(131)

Modified EBITDA	$4,611	$6,673

Liquidity and Capital Resources
    The Company has certain loan agreements with FCSA and CoBank, as amended November 8, 2019 (the "FCSA Credit Facility") which provides the Company with a term loan in the amount of $30 million (the "Term Loan") and a revolving term loan in the amount of $40 million (the "Revolving Term Loan"). The interest rate on the FCSA Credit Facility is LIBOR plus 3.40%, and is secured by a security interest on all of the Company's assets. The Term Loan provides for payments by the Company to FCSA of semi-annual installments of $3.75 million, which began on September 1, 2020 and matures November 15, 2024.
As of December 31, 2020, we had a cash balance of $1.3 million, and 18.0 million available under the Revolving Term Loan.

Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, our PPP Loans and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our FSCA Credit Facility as of December 31, 2020, the impact the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a a position to satisfy all all of the financial covenants in our FCSA Credit Facility for the next twelve months.

Primary Working Capital Needs
    During the second quarter of Fiscal 2021, we estimate that we will require cash of approximately $47.5 million for our primary input of corn and $2.9 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the second quarter are expected to be $1.0 million.
    Although there is uncertainty related to the anticipated impact of the COVID-19 outbreak on our future results, management expects to have sufficient cash available to fund operations for the next twelve months generated by cash from our continuing operations and available cash under our Revolving Term Loan. We cannot estimate the availability of funds for hedging in the future.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
    From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2020 and there were no material developments to such matters.

Item 1A.   Risk Factors.
    Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2020, in Part I, Item 1A, “Risk Factors” along with the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
    None

Item 3. Defaults Upon Senior Securities.
    None

Item 4. Mine Safety Disclosures.
    Not applicable.

Item 5. Other Information.

    None

Item 6.   Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML*	XBRL Instance Document

101.BSD*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Database

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
*	Furnished, not filed.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 12, 2021	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	February 12, 2021	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer