Form 10-Q
period 2021-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2021-05-07
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	March 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

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

As of March 31, 2021, the Company had 8,975 Series A Membership Units outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

ASSETS	March 31, 2021	September 30, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,081	$1,116
Accounts receivable, net of allowance for doubtful accounts	11,915	8,488
Derivative financial instruments	2,280	705
Inventory	19,114	13,369
Prepaid expenses and other	1,310	424
Total current assets	35,700	24,102

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	248,230	247,462
Office and other equipment	1,805	1,803
	252,099	251,329
Accumulated depreciation	(147,968)	(142,444)
Net property, plant and equipment	104,131	108,885

Other Assets
Right of use asset operating leases, net	5,060	6,667
Other assets	932	1,172
	5,992	7,839
Total Assets	$145,823	$140,826

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2021	September 30, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$3,088	$3,204
Accrued expenses	4,728	4,176
Current maturities of notes payable	4,455	8,191
Current portion of operating lease liability	3,013	3,052
Total current liabilities	15,284	18,623

Long Term Liabilities
Notes payable, less current maturities	60,585	48,529
Other long-term liabilities	4,138	4,255
Long term portion of operating lease liability, less current portion	2,047	3,615
Total long term liabilities	66,770	56,399

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings (deficit)	(337)	1,698
Total members' equity	63,769	65,804

Total Liabilities and Members' Equity	$145,823	$140,826

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands except for net income per unit)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

Revenues	$70,001	$50,328	$125,411	$112,393
Cost of Goods Sold
Cost of goods sold-non hedging	71,667	53,575	125,316	110,619
Realized & unrealized hedging losses (gains)	421	(385)	(536)	(802)
	72,088	53,190	124,780	109,817

Gross Margin (Loss)	(2,087)	(2,862)	631	2,576

General and administrative expenses	1,311	1,279	2,646	2,523

Operating Income (Loss)	(3,398)	(4,141)	(2,015)	53

Interest and other (income) expense, net	(252)	609	20	950

Net (Loss)	$(3,146)	$(4,750)	$(2,035)	$(897)

Weighted average units outstanding - basic	8,975	8,975	8,975	10,824
Weighted average units outstanding - diluted	8,975	8,975	8,975	10,824
Net (Loss) per unit - basic	$(350.53)	$(529.25)	$(226.74)	$(82.87)
Net (Loss) per unit - diluted	$(350.53)	$(529.25)	$(226.74)	$(82.87)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings (Deficit)	Total

Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of membership units	(23,059)	—	(23,059)
Net Income	—	3,853	3,853
Balance, December 31, 2019	64,106	5,993	70,099
Net (Loss)	—	(4,750)	(4,750)
Balance, March 31, 2020	$64,106	$1,243	$65,349

Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income	—	1,111	1,111
Balance, December 31, 2020	64,106	2,809	66,915
Net (Loss)	—	(3,146)	$(3,146)
Balance, March 31, 2021	$64,106	$(337)	$63,769

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)

(Unaudited)
	Six Months Ended	Six Months Ended
	March 31, 2021	March 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,035)	$(897)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	5,524	5,205
Amortization	28	54
Loss on disposal of property and equipment	—	13
Bad debt expense	11	—
Change in other assets, net	240	422
(Increase) decrease in current assets:
Accounts receivable	(3,438)	6,335
Inventory	(5,745)	1,301
Prepaid expenses and other	(886)	(748)
Derivative financial instruments	(1,575)	(412)
Increase (decrease) in current liabilities:
Accounts payable	(116)	(556)
Derivative financial instruments	—	213
Accrued expenses	552	(3,313)
Increase (decrease) in other long-term liabilities	(117)	722
Net cash provided by (used in) by operating activities	(7,557)	8,339

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,006)	(5,236)
Proceeds from sale of property and equipment	236	—
Net cash (used in) investing activities	(770)	(5,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(33)	(223)
Settlement of put option liability	—	(6,037)
Proceeds from debt	115,599	156,654
Payments on debt	(107,274)	(130,489)
Repurchase of membership units	—	(23,059)
Net cash provided by (used in) financing activities	8,292	(3,154)

Net (decrease) in cash and cash equivalents	(35)	(51)

CASH AND CASH EQUIVALENTS
Beginning	1,116	1,075
Ending	$1,081	$1,024

SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$973	$842

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$9,684
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
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
     The accompanying financial statements are for the three months and six months ended March 31, 2021 and 2020, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2020 ("Fiscal 2020") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Accounts Receivable
    Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of March 31, 2021 and September 30, 2020, management had determined an allowance of $0.2 million and $0.1 million, respectively, was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.
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
    The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of March 31, 2021, the Company had 9.7 million gallons of open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 4.0 million pounds of corn oil.
    Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2021, the Company was committed to purchasing 4.1 million bushels of corn on a forward contract basis resulting in a total commitment of $20.2 million. In addition, the Company was committed to purchase 0.7 million bushels of corn on basis contracts.
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
    Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2021 and September 30, 2020 at market value are as follows:

	Balance Sheet Classification	March 31, 2021	September 30, 2020
		in 000's	in 000's
Futures and option contracts
In gain position		$506	$590
In loss position		(355)	(592)
Cash held by broker		577	304
Forward contracts, corn		1,552	403
	Current asset	2,280	705
Net futures, options, and forward contracts		$2,280	$705

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months and six months ended March 31, 2021 and 2020 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of Operations Classification	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(3,165)	$865	$(7,441)	$900
Futures and option corn contracts	Cost of Goods Sold	3,586	(1,250)	6,905	(1,702)
Leases
    In February 2016, FASB issued ASU 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. Under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and 2) a "right to use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. See Note 8 for more detailed information regarding leases.
Inventory
    Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For the three and six months ended March 31, 2021 and 2020, the Company had no lower of cost or market adjustment.
Income Per Unit
    Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Numerator:
Net (Loss) for basic earnings per unit	$(3,146)	$(4,750)	$(2,035)	$(897)
Net (Loss) for diluted earnings per unit	$(3,146)	$(4,750)	$(2,035)	$(897)

Denominator:
Weighted average units outstanding - basic	8,975	8,975	8,975	10,824
Weighted average units outstanding - diluted	8,975	8,975	8,975	10,824
(Loss) per unit - basic	$(350.53)	$(529.25)	$(226.74)	$(82.87)
(Loss) per unit - diluted	$(350.53)	$(529.25)	$(226.74)	$(82.87)

Note 3:  Inventory
    Inventory is comprised of the following:

	March 31, 2021	September 30, 2020
	in 000's	in 000's
Raw Materials - corn	$4,901	$1,663
Supplies and Chemicals	4,981	4,906
Work in Process	2,439	1,667
Finished Goods	6,793	5,133
Total	$19,114	$13,369

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
    The Company is a party to a credit agreement with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30.0 million (the “Term Loan”) and a revolving term loan in the amount of up to $40.0 million (the “Revolving Term Loan”), together with the Term Loan, the “ FCSA Credit Facility ”). On February 26, 2021, the credit agreement was amended to add an additional $10.0 million revolving line of credit with a maturity date of August 1, 2021 with the same rate provisions as the original credit agreement. The balance on the amended credit agreement was $0 at March 31, 2021. The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.
    The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. The February 26, 2021 amendment to the credit agreement modified the Term Loan to only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and thereafter requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023. All remaining amounts due under the Restated Term Note are due and payable on the maturity date. The Revolving Term Loan also has a maturity date of November 15, 2024. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the loans, with a LIBOR spread of 3.4% per annum. The interest rate at March 31, 2021 was 3.51%.

    As of March 31, 2021, there was $11.9 million available under the Revolving Term Loan.

Paycheck Protection Program Loan

    On April 14, 2020, the Company received $1.1 million under the Paycheck Protection Program ("PPP loan") legislation. The PPP loan may be forgiven based upon various factors, including, without limitation, the borrower's payroll cost over an eight to twenty-four week period starting upon the receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. As of March 31, 2021 the Company had applied for forgiveness on the PPP loan from the Small Business Administration ("SBA") and is awaiting a response upon our request.

On January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation. As in the original PPP loan, expenses for approved payroll costs, lease payments on agreements and utility payments under agreements and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements.

Notes payable

Notes payable consists of the following:

	March 31, 2021	September 30, 2020
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.40% (3.51% at March 31, 2021)	$22,500	$26,250
Revolving Term Loan bearing interest at LIBOR plus 3.40% (3.51% at March 31, 2021)	38,132	26,828
Note payable, PPP Loan bearing interest at 1.00% maturing April 28, 2022	1,063	1,063
Note payable, PPP Loan bearing interest at 1.00% maturing January 4, 2026	1,113	—
Other with interest rates from 3.50% to 4.15% and maturities through 2027	2,419	2,761
	65,227	56,902
Less Current Maturities	4,455	8,191
Less Financing Costs, net of amortization	187	182
Total Long Term Debt	60,585	48,529

Approximate aggregate maturities of notes payable as of March 31, 2021 for the twelve months of payments for each year are as follows:

2022	$4,455

2023	9,767

2024	7,611

2025	41,996

2026	119

2027 and thereafter	1,279

Total	$65,227

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
    The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and September 30, 2020, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$506	$1,552	$—

Liabilities:
Derivative financial instruments	355	—	—

	September 30, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$590	$403	$—

Liabilities:
Derivative financial instruments	592	—	—

Note 6:   Related Party Transactions
     On December 31, 2019, the effective date, the Company repurchased the 3,334 Series B membership units owned by Bunge. Effective as of the date of the repurchase of the Series B Units from Bunge, Bunge no longer constituted related parties.
Bunge
    Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the original Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. As of January 1, 2020, Bunge is no longer a related party. The Company incurred related party ethanol marketing expenses of $0.4 million during the six months ended March 31, 2020, all in the first quarter.

    Under the DG Purchase Agreement, Bunge purchased all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expired on December 31, 2019.  As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge, and Bunge is no longer a related party. The Company incurred related party distillers grains marketing expenses of $0.3 million during the six months ended March 31, 2020, all incurred in the first quarter.
    The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provided that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge, and Bunge is no longer a related party. Related party expenses for corn procurement by Bunge were $0.2 million during the six months ended March 31, 2020, all incurred in the first quarter.
    Since the 2015 crop year, the Company has used corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracts directly with growers to produce Enogen Corn for sale to the Company.  Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company paid Bunge a per bushel service fee.  The initial term of the Services Agreement expired on December 31, 2019 and the Company notified Bunge of its election not to extend the Services Agreement, but to allow corn planted for that fiscal year to be planted and harvested under the terms of the Services Agreement. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above for the six months ended March 31, 2020, all incurred in the first quarter.
    The Company entered into an amendment to the original Railcar Agreement with Bunge effective March 24, 2019 to provide for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains (effective November 15, 2019, the parties reduced the number of leased hopper cars to 110 hopper cars). The ethanol cars were assigned to Trinity Leasing on July 17, 2020. Under the terms of the amended Railcar Agreement, the original DOT111 cars will be leased over a four year term running from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 110 hopper cars will be leased over a three year term running from March 24, 2019 to March 31, 2022 and continuing on a month-to-month basis thereafter. The Company's lease of the hopper cars will terminate upon the expiration of all such hopper cars. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 15% as compared to the prior lease terms. As of March 31, 2021, the Company had 30 tanker cars and 44 hopper cars subleased to two unrelated third parties, which subleases expired November 8, 2020 and December 31, 2020, respectively. The subleased cars remain on a month to month basis after the end lease date. Related party expenses under the Railcar Agreements were $0.8 million for the six months ended March 31, 2020, net of subleases and accretion, and which were all incurred in the first quarter. The Bunge Repurchase Agreement did not impact the Railcar Agreement.

Note 7: Major Customer
    The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026 and was a party to the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling and distributing of all distillers grains and syrup produced by the Company through March 31, 2020. Since April 1, 2020, all distiller grain and syrup revenues are booked directly by the Company. Revenues from Bunge were $52.6 million and $47.2 million for the three months ended March 31, 2021 and 2020, respectively. Revenues from Bunge were $91.9 million and $106.6 million for the six months ended March 31, 2021 and 2020, respectively. The 2021 revenue is for ethanol only, while the 2020 revenue is for ethanol, distiller grains and syrup.
Note 8: Lease Obligations
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
    The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge and Trinity Leasing. An additional 60 cars are leased from a third party under two separate leases for 3 years for half and 4 years for the second half. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 30 tanker cars and 44 hopper cars to two unrelated third parties, which subleases expired November 8, 2020 and December 31, 2020. Upon expiration, the leases convert to a month-to-month basis. Expense incurred for the operating leases during the three months ended March 31, 2021 was approximately $0.7 million and $0.8 million for the three months ended March 31, 2020. For the six months ended March 31, 2021 the operating lease expense was $1.4 million compared to $1.5 million for the six months ended March 31, 2020.
The total lease agreements have maturity dates ranging from January 2022 to April 2023. The average remaining life of the lease term for these leases was 2.43 years as of March 31, 2021.
    The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.51%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long term liabilities was $5.1 million as of March 31, 2021.
    At March 31, 2021, the Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve month period ended March 31, 2021:

2022	$3,051
2023	2,131
2023	177
2025	3
2026	3
Total	$5,365

Undiscounted future payments	$5,365
Discount effect	(305)
$5,060

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

Operations

Throughout most of 2018 and 2019 as well as early 2020, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels. These factors, which have been compounded by the impact of COVID-19, resulted and continue to result in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions, in the latter part of the second quarter of Fiscal 2020, we reduced ethanol production and operated at a reduced production level for three months. We then slowly increased production closer to normal levels by the end of Fiscal 2020. Management believes that this reduction was warranted due to negative margins in the ethanol industry resulting in part from a slowdown in global and regional economic activity and decreased ethanol demand due to the COVID-19 pandemic. Limiting ethanol production also resulted in a corresponding decrease in distillers grains and corn oil production. In the second quarter of our fiscal year ending September 30, 2021 ("Fiscal 2021"), our ethanol production was 4.9% higher compared to the second quarter of Fiscal 2020. Management produced less distiller grains in the current fiscal quarter as compared to the same fiscal quarter in 2020, and corn oil production was lower in the current fiscal quarter due to tricanter issues as compared to the second quarter of Fiscal 2020.

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

The global pandemic has created significant uncertainty and volatility within the energy industry and the continued spread of COVID-19 or new variants could adversely impact demand for our products and in the event of a material decline in demand, our business would be adversely effected. The situation surrounding COVID-19 continues to evolve rapidly and the ultimate duration and impact of the outbreak on the ethanol market remains highly uncertain and subject to change.

CARES Act and COVID Legislation

To respond to the COVID-19 health crisis and attempt to offset the subsequent economic damage, Congress passed multiple relief measures, most notably the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") in March 2020, which created and funded multiple programs that have impacted our industry. The United States Department of Agriculture (the "USDA") was given additional resources for the Commodity Credit Corporation (CCC) and they are using those funds to provide direct payments to farmers, including corn farmers from whom we purchase most of our feedstock for ethanol production. Similar to the trade aid payments made by the USDA over the past two years, this cash injection for farmers could cause them to delay marketing decisions and increase the price we have to pay to purchase corn.

In December 2020, Congress passed and President Trump signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March 2021, the USDA indicated that biofuels producers would be able to apply for a portion of these funds in a forthcoming rule making.

Paycheck Protection Program Loan

On April 15, 2020, the Company received $1.1 million under the Paycheck Protection Program ("PPP Loan") legislation passed as part of the CARES Act in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight to twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020 and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirement. The Company applied for forgiveness of the initial PPP loan and as of March 31, 2021 is waiting for the Small Business Administration to approve or disapprove the application.

In January 2021, the Company received a second PPP Loan in the amount of $1.1 million under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

Outlook

Although there is uncertainty related to the continued impact of the COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, our PPP Loans and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our loan agreements (the "FCSA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA ("PCA") and CoBank, ACB, as cash management provider and agent (“CoBank”) as of March 31, 2021, the impact the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in our FCSA Credit Facility for the next twelve months.

The COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the pandemic, the global distribution and success of vaccination programs and actions that may be taken by governmental authorities to contain the pandemic or to treat its impact, makes it difficult to forecast any effects on our Fiscal 2021 results. However, the challenges posed by the COVID-19 pandemic on the global economy increased significantly as the fourth quarter of Fiscal 2020 progressed in response to the global resurgence of COVID-19 and the extension of, enhancement of, or imposition of new, government measures aimed at curbing the pandemic including lock-downs, self-quarantine requirements, and travel restrictions. Although management did not see any material improvement in the macroeconomic environment during the first half of Fiscal 2021, we believe in the second half of Fiscal 2021 we should begin to see a shift towards an improving economy as more people are vaccinated and companies reopen for business.

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

In addition, we are also continuing with our efforts to de-bottleneck the production process. On September 1, 2019, we placed into service a dehydration membrane technology that is expected to allow for a more efficient increase in dehydration capability and slight reduction in our CI score. In April 2020, the Company implemented Bioleap's Dryer Exhaust Energy Recovers ("DEER"). The DEER system reduces the steam load on the boilers, providing immediate energy savings and freeing up capacity on the current boiler system. As a result, source blend for steam changed from approximately 50% natural gas and 50% steam in Fiscal 2019 to 99% natural gas and 1% steam in Fiscal 2021. The shift in the source blend historically had a positive impact on the energy costs for the Company due to the lower cost of natural gas as compared to steam which benefits were partially offset as the natural gas boilers are less efficient than the steam line. However, in 2021, the price of natural gas has increased 14.4% in the first six months ended March 31, 2021 as compared to the first six months ended March 31, 2020 and has therefore further reduced the positive impact of the shift in the source blend.

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

Ethanol Supply and Demand
    The ethanol industry is experiencing the lowest margin environment seen in the past nine to ten years principally due to the fact that the supply of ethanol is outstripping demand and markets are reacting accordingly by disincentivizing production. Commencing in March 2020, the COVID-19 virus impact upon the economy drove the price of gasoline downwards, and the price of ethanol plummeted at or below production costs. In response, many plants in the U.S. have shut down production or cut production levels. According to the Renewable Fuels Association ("RFA"), since March 1, 2020, 69 ethanol plants with annual production capacity of nearly 6 billion gallons have been fully idled and 64 plants have reduced production levels from 10% to 50% representing an additional 1.7 billion gallons of reduced ethanol production. Although there has been a steady recovery of production levels, there are still many plants idled and many facilities running slightly below normal production levels. With most plants running below pre COVID-19 production levels since June 2020, the RFA estimates that currently total idled capacity represents about 2.5 billion gallons of annual production or 1% percent of capacity. Adding to the supply/demand imbalance is the impact of the issuance of “hardship waivers” to so-called small refineries.
     Domestic ethanol use is around 14 billion gallons per year. The industry currently had a capacity to produce over 16.6 billion gallons in 2018. The impact of COVID-19 and the slowdown of the world economy has lowered production capacity to 83% the 2018 capacity levels to approximately 13.8 billion in 2020. Despite the reduced production levels resulting from the COVID-19 pandemic on the global economy, the ethanol industry continues to face an oversupply of domestic ethanol inventories as supply continues to exceed demand. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in calendar year 2019, ethanol exports decreased 14.2% as compared to the calendar year 2018 according to data from the U.S. Energy Information Administration ("EIA"). For calendar year 2020, ethanol exports decreased 8.5% as compared to 2019 which reduction is even more significant in light of the fact that 2019 exports were substantially less than exports during prior years.
    In calendar 2020, Brazil exports decreased by 39.9% as compared to calendar 2019. This moved them from the top ethanol market to second place. Brazil corn ethanol production increased 85% in 2019 as compared to 2018, and 2020 forecasts indicate additional growth of 88% in 2020. Exports to Brazil's comprised 98% of the U.S. export totals in the first 4 months of 2020 and dwindled to 2% of U.S. export totals in the next six months as Brazil's local production increased. Despite recent reductions in exports to Brazil, which has historically been one of the largest customers of U.S. ethanol, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports of U.S. ethanol to these three countries constituted 53.4% of all U.S. ethanol exports during calendar year 2020 as compared to 57.1% in 2019. Similar to Brazil, China was included in the top export markets during 2017 and 2018; however, approximately 99% of the exports to China occurred in the first three months of 2018 and since then, U.S. ethanol exports to China have decreased to essentially zero. On December 13, 2019, the U.S. and China announced an agreement to the first phase of a trade deal (the "Phase One Agreement") where China agreed to purchase billions of dollars in agricultural products in exchange for the U.S. agreeing not to pursue a new round of tariffs starting January 2020. The COVID-19 pandemic delayed any implementation of the Phase One Agreement with China, and ethanol imports were negligible in 2020. China has not met their obligation in 2020 and are not expected to change their purchase volumes during the COVID-19 pandemic. Recent political tensions between China and the U.S. have stalled further negotiations on the Phase One Agreement and completion of the transition to a new presidential administration is likely to further delay discussions between the two countries. In 2020, China only accounted for 3% of U.S. exports.

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

    Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol. The EPA has not released the proposed rule to set the renewable volume obligation for 2021 as required in November 2020, but is seeking comments and delayed the announcement until February 2021. As of the date of this filing, the EPA has not issued a proposed rule for 2021 and it is unclear when the EPA will issue the 2021 proposed rule.

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

    In October 2018, the Trump administration released timelines for certain EPA rule making initiatives relating to the RFS including the “reset” of the statutory blending targets. The EPA is expected to propose rules modifying the applicable statutory volume targets for cellulosic biofuel, advanced biofuel, and total renewable fuel for the years 2020-2022. The proposed rules are also expected to include proposed diesel renewable volume obligations for 2021 and 2022. There has been no announcement from the EPA regarding new volume obligations for 2021. It is unclear when or if the current EPA will propose a reset rule making.

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

    As of December 2020, the EPA had approved 86 exemptions for compliance years 2016 to 2018, freeing refineries from using 4.1 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. As discussed above, the mechanism that provides accountability in RFS compliance is the Renewable Identification Number ("RIN"). RINs are a tradable commodity given that if refiners (obligated parties) need additional RINs to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RINs. Granting these small refinery waivers effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. In 2020, the D6 RIN value climbed to $0.70, as the appellate court decision reduced the numbers of small refiners eligible for hardship exemptions, increasing demand for RINs. Due to production shortfalls, D6 RIN generation decreased 15% in 2020 versus 2019 through September. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. Recently, RIN credits have increased in response to higher crop cost forecasts combined with expectations that the Biden Administration will advocate for increased renewable fuel initiatives including supporting the RFS. As of the end of April 2021, D6 RIN credits for 2021 traded at $1.50, up from $1.13 as of the end of January 2021, and D4 RIN credits traded at $1.58, up from $1.17 as of the end of January 2021. However, there is no guarantee that RIN credits will maintain such increased values and reduced RIN values may adversely impact the ethanol market.

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

On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed; rather, that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criteria, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the U.S. Supreme Court announced it will review the decision of the Tenth Circuit. The U.S. Supreme Court heard oral argument from the biofuels industry, the EPA and refiners on April 27, 2021. A reversal of the 10th Circuit decision could allow additional exemptions in the future, and alter the administration's role regarding the RFS. If the decision against the EPA is upheld by the Supreme Court, it is uncertain how the EPA will propose to remedy the situation; however, current EPA has indicated that they intend to adhere to the 10th Circuit ruling.

In response to the ruling by the Tenth Circuit, many refineries have applied for “gap year” exemptions in an effort to bypass the ruling of the Tenth Circuit and establish a continuous chain of exemption to ensure they are able to qualify for a small refinery exemption going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the Department of Energy (the "DOE"). In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous small refinery exemption approvals, we believe that almost no small refinery would be eligible to apply for hardship relief in this manner, unless the Supreme Court overturns the Tenth Circuit ruling.

The failure of the Trump Administration to announce a plan to reallocate ethanol gallons lost to exemptions combined with the continued granting of waivers will continue to negatively impact ethanol demand and RIN and ethanol prices. It is uncertain how the EPA under the new Biden Administration will treat small refinery waivers including the petitions for waivers currently pending or whether the EPA will address the reallocation of ethanol gallons.

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

In supplemental rule making to the Proposed 2020 Rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Although in past years the EPA has disregarded recommendations from the DOE, the EPA states in the rule its intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach.

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
Industry Factors Affecting our Results of Operations
    Ethanol prices increased 21.9% during the three months ended March 31, 2021 as compared to the same period in the previous fiscal year. This was coupled with an increase of 19.6% in ethanol shipments during the three months ended March 31, 2021 as compared to the prior year. Plants that had been shut down or reduced volume have been slow to return plant capacity due to high prices being paid for corn. However, the increase in ethanol shipments in the current quarter was also impacted by the decision to defer the sale of an entire unit train of ethanol in December until early January in order to obtain more favorable pricing. This also resulted in higher finished goods inventory at the end of the first quarter. Ethanol prices increased 6.3% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020. The ethanol shipment volume increased 3.0% for the six months ended March 31, 2021 as compared to the six months ended March 31, 2020.
    Management currently believes that the ethanol market for the third quarter of our fiscal year ending September 30, 2021 ("Fiscal 2021") as well as the market for certain of our co-products may worsen due to the following factors:
•The latest estimates of supply and demand provided by the Unites States Department of Agriculture (the "USDA") changed the estimate for 2020/21 ending corn stocks to 1.4 billion bushels. For 2020/21, the USDA increased corn consumption for ethanol and co-products to 5.0 billion bushels but their forecast for the corn supply increased 4% from the 2019/20 actual level to 14.8 billion bushels which was 0.8 billion bushels higher than the 2019/20 crop. The USDA increased their corn price estimates 20.8% for fiscal 2021 to $4.30 per bushel, compared to the ending price for 2019/20 of $3.56. This will most likely increase as current prices will drive the number up for the remaining crop. Yield per acre for 2020/21 is forecast to be 2.6% higher than 2019/20, and production numbers are expected to be 4.1% more in 2020/21 than was experienced in 2019/20.
•The EIA released its Short Term Energy Outlook report in December 2020 and indicated that U.S. gasoline demand decreased by 40% in the first four months of 2020 due to reduced gasoline consumption because of unemployment, government implementation of stay-at-home restrictions and many people working exclusively or partially from home. Gasoline consumption was at the lowest level since the early 1990's. The summer months gasoline consumption was 16% lower in 2020 as compared to 2019. This was in spite of a reduction in the average U.S. regular gasoline price of $2.18 in 2020 compared to an average price of $2.60 per gallon in 2019. The EIA forecasts that gasoline demand will increase 7.5% in 2021, but current conditions make it difficult to determine the impact on travel. The EIA's latest 2020 report also forecasts that retail gasoline prices will increase by 22% in 2021, but consumption will remain sluggish due to continuing COVID-19 restrictions, although we anticipate states will start to loosen restrictions in 2021 depending on the success of the vaccination programs. Any increase in gasoline demand could have a positive impact on ethanol demand whereas decreased gasoline demand would have an adverse impact on ethanol demand and therefore, ethanol prices.
    We currently believe that our margins may remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the EPA. An increase in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, but the effect of the COVID-19 pandemic on the economy is expected to have a substantial negative impact on demand, which could adversely impact our profitability during the balance of Fiscal 2021. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol remain low or decline further. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol. The risk of an escalating trade war with foreign countries is a great threat to the U.S. agriculture economy in the short term.
    Our distiller grain margins have been impacted positively in the short term due to plant shutdowns and plant slowdowns by local competitors and continued delays within the industry to return to normal production levels due to the current high corn prices which has resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 26.6% for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, on a 6.0% decrease in tons sold for those same periods. For the six months ended March 31, 2021, there was a price increase of 18.9% as compared to the six months ended March 31, 2020 on a decreased of 3.2% in tons sold during that period. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One Agreement" where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. In 2020, China re-entered the DDG import market, but did not reach the levels necessary to be included in the top 10 countries of DDG imports. The COVID-19 pandemic combined with political tensions between China and the U.S. have delayed implementation of, and further negotiations relating to, the Phase One Agreement. In 2020, a record high 38% of U.S. distillers grains production was exported in 2020. Mexico remained as the top destination for U.S. distillers grains, accounting for 16% of total shipments. Vietnam and South Korea were the second and third highest importers of distillers grains, each totaling approximately 11.7% each of total shipments. The top three countries accounted for approximately 40% of the total U.S. distillers grain shipments, and the top 5 countries accounted for 55.5% of total shipments. Domestic demand for distiller grains could also be affected if corn prices increase and end-users switch to lower priced alternatives.
    On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future.

Results of Operations
    The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$70,001	100.0%	$50,328	100.0%
Cost of Goods Sold
Material Costs	58,792	84.0%	40,302	80.1%
Variable Production Expense	7,148	10.2%	6,616	13.1%
Fixed Production Expense	6,148	8.8%	6,272	12.5%
Gross (Loss)	(2,087)	(3.0)%	(2,862)	(5.7)%
General and Administrative Expenses	1,311	1.9%	1,279	2.5%
Interest and other (income) expense, net	(252)	(0.4)%	609	1.2%
Net (Loss)	$(3,146)	(4.5)%	$(4,750)	(9.4)%

The following tables shows our results of operation, stated as a percentage of revenue for the six months ended March 31, 2021 and 2020.

	Six Months Ended March 31, 2021		Six Months Ended March 31, 2020
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$125,411	100.0%	112,393	100.0%
Cost of Goods Sold
Material Costs	99,425	79.3%	83,223	74.0%
Variable Production Expense	13,355	10.6%	14,146	12.6%
Fixed Production Expense	12,000	9.6%	12,448	11.1%
Gross Margin	631	0.5%	2,576	2.3%
General and Administrative Expenses	2,646	2.1%	2,523	2.3%
Interest and other (income) expense, net	20	—%	950	0.8%
Net (Loss)	(2,035)	(1.6)%	(897)	(0.8)%

Revenues
    Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended March 31, 2021, the average price per gallon of ethanol increased by 21.9% as compared to the same period in 2020, compounded by a 19.6% increase in gallons of ethanol sold, primarily due to the impact of COVID-19 pandemic on the economy which began impacting ethanol industry during the second quarter of Fiscal 2020. In addition, we finished the first quarter of Fiscal 2021 with higher finished goods as compared to the same period in Fiscal 2020 which also reduced our gallons sold during the fiscal quarter due to the sale of one unit train of ethanol which sale was deferred until January 2021 in order to obtain more favorable market pricing. The net effect was an 45.9% increase in ethanol revenue for the three months ended March 31, 2021. During the six months ended March 31, 2021, the average price per gallon of ethanol increased 6.3% as compared to the first six months ended March 31, 2020. There was a 3.0% increase in the volume of ethanol gallons sold during the six months ended March 31, 2021 as compared to the first six months ended March 31, 2020. Overall, ethanol revenue increased 11.6% for the first six months ended March 31, 2021, compared to the first six months ended March 31, 2020.
    An increase in the average price per ton of distillers grains of approximately 26.6% coupled with a 6.0% decrease in volume sold resulted in an increase of 19.0% in revenue for this category in the three months ended March 31, 2021 as compared to the same three month period in 2020. Distillers grain revenue increased primarily due to increased distiller grain prices in contrast to relatively flat ethanol production. For the six months ended March 31, 2021, distillers grain price per ton increased 18.9%, and tons sold decreased 3.2% for an overall increase of 15.1% as compared to the six months ended March 31, 2020.
    Corn oil revenue increased 35.5% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 with the 54.9% increase in price offset by lower volume of 12.6%. Comparing the six months ended March 31, 2021 to the six months ended March 31, 2020, corn oil revenue increased 32.3%, with a 43.2% increase in price somewhat offset by less tons sold than the six months ended March 31, 2020 by 7.6%. Our market for corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on corn oil prices in the future, but this has not been experienced to date because of the impact of COVID-19 on the economy.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$52,553	75.1%	$36,026	71.6%
Distillers Grains	13,209	18.9%	11,101	22.0%
Corn Oil	3,934	5.6%	2,904	5.8%
Other	305	0.4%	297	0.6%

	Six Months Ended March 31, 2021		Six Months Ended March 31, 2020
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$91,862	73.2%	$83,940	74.7%
Distillers Grains	25,837	20.6%	22,457	20.0%
Corn Oil	7,124	5.7%	5,383	4.8%
Other	588	0.5%	613	0.5%

Cost of Goods Sold
    Our cost of goods sold as a percentage of our revenues was 103.0% and 105.7% for the three months ended March 31, 2021 and 2020, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 0.5% in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. In response to indications of the start of economic recovery from the COVID-19 pandemic, the volume of ethanol produced increased by 4.9% for the three months ended March 31, 2021 as compared the same period in fiscal 2020. Our cost of goods sold as a percentage of our revenues was 99.5% for the six months ended March 31, 2021 compared to 97.7% for the six months ended March 31, 2020. The gallons of ethanol produced increased 2.0% as compared to fiscal 2020, and the price of corn used in ethanol increased by 13.8% in the six months ended March 31, 2021 compared to the same period in Fiscal 2020.
    Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $0.4 million increase to our cost of goods sold for the three months ended March 31, 2021, compared to a decrease of $0.4 million for the three months ended March 31, 2020. For the six months ended March 31, 2021, the Company's realized and unrealized gains related to our derivatives and hedging for corn resulted in a $0.5 million decrease to our cost of goods sold compared to a $0.8 million decrease to our cost of goods sold for the six months ended March 31, 2020. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
    Variable production expenses increased 8.0% when comparing the three months ended March 31, 2021 to the three months ended March 31, 2020 due to increased chemical costs and utility expenses, partially offset by lower marketing fees as we no longer pay fees for distiller grains and corn to Bunge. For the six months ended March 31, 2021, variable production expenses were lower by 5.6% as compared to the six months ended March 31, 2020. The lower expenses were due to lower marketing fees as we no longer pay fees for distiller grains and corn to Bunge and lower chemical costs offset by higher utility expenses.
    Fixed production expenses decreased 2.0% for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Lower repairs and maintenance charges and supplies were partially offset by increased depreciation. For the six months ended March 31, 2021, fixed production expenses were lower by 3.6% as compared to the six months ended March 31, 2020. The lower expenses were due to repairs and maintenance charges and lease costs, which were partially offset by increased depreciation.
General & Administrative Expense
    General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2021 increased 2.5% compared to the three months ended March 31, 2020, primarily due to increased property taxes and higher insurance costs somewhat offset by lower professional/consulting costs. For the six months ended March 31, 2021, general and administrative expenses increased by 4.9% as compared to the six months ended March 31, 2020. The higher expenses were due to increased property taxes somewhat offset by lower supply and travel costs.
Interest and Other (Income) Expense, Net
    Our interest and other (income) expenses, net, were $(0.3) million for three months ended March 31, 2021, and $0.6 million for the three months ended March 31, 2020. A onetime sale of natural gas, patronage dividend receipts and lower interest expense were the main reasons for the favorable variance. For the six months ended March 31, 2021, our other expenses were zero compared to $1.0 million for the six months ended March 31, 2020. The one time sale of natural gas, patronage dividend receipts and the first quarter receipt from the Syngenta class action lawsuit were the main reasons for the improvement to net interest and other expense. In the first quarter of Fiscal 2021, the Company received a settlement on the class action lawsuit against Syngenta corn seeds. This settlement offset higher interest expenses associated with the amended credit agreement with Cobank in November 2019 that included two major capital projects, and the purchase of capital units from ICM and Bunge.
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

	Three Months Ended March 31,	Three Months Ended March 31,	Six Months Ended March 31,	Six Months Ended March 31,
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020

EBITDA
Net (Loss)	$(3,146)	$(4,750)	$(2,035)	$(897)
Interest Expense	562	645	1,026	994
Depreciation	2,764	2,603	5,524	5,205
EBITDA	180	(1,502)	4,515	5,302

Unrealized Hedging (Gain)	(1,578)	(414)	(1,302)	(545)

Modified EBITDA	$(1,398)	$(1,916)	$3,213	$4,757

Liquidity and Capital Resources
    The Company has certain loan agreements with FCSA, PCA and CoBank, as amended November 8, 2019 (the "FCSA Credit Facility"), which provides the Company with a term loan in the amount of $30 million (the "Term Loan") and a revolving term loan in the amount of $40 million (the "Revolving Term Loan"). On February 26, 2021, the parties amended the FCSA Credit Facility to provide the Company with a new revolving credit loan (the “New Revolving Credit Loan”) with a maximum draw amount of $10,000,000 and a maturity date of August 1, 2021. The full amount of this New Revolving Credit Note is available on a revolving basis from time to time through maturity.

The Term Loan provides for payments by the Company to FCSA of semi-annual installments of $3.75 million, which began on September 1, 2020 and matures November 15, 2024. The February 26, 2021 amendment to the FCSA Credit Facility also modified the Term Loan to only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021. Thereafter, the Company must make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023. All remaining amounts due under the Term Note are due and payable on the maturity date.

The interest rate on the FCSA Credit Facility for each of the Term Loan, the Revolving Term Loan and the New Revolving Credit Loan is LIBOR plus 3.40%. However, the February 26, 2021 amendment to the FCSA Credit Facility included modifications relating to the adjustment of the interest rate applicable to each of the foregoing in connection with the phasing out of LIBOR. The FSCA Credit Facility previously calculated the interest rates for the each of the loans as LIBOR plus a 340 basis point spread. The amendment provides that the interest rate for each loan is calculated using LIBOR + 340 basis points until the occurrence of certain events. Upon the earliest occurrence of one of the specified events, the interest rate applicable to the loans will convert to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.
As of March 31, 2021, we had a cash balance of $1.1 million, and $11.9 million available under the Revolving Term Loan.
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, our PPP Loans and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our FSCA Credit Facility as of March 31, 2021, the impact the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in our FCSA Credit Facility for the next twelve months.

Primary Working Capital Needs
    During the third quarter of Fiscal 2021, we estimate that we will require cash of approximately $66.4 million for our primary input of corn and $4.0 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the third quarter are expected to be $2.6 million.
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
    We enter into various derivative contracts with the primary objective of managing our exposure to adverse price movements in the commodities used for, and produced in, our business operations and, to the extent we have working capital available and available market conditions are appropriate, we engage in hedging transactions which involve risks that could harm our business. We measure and review our net commodity positions on a daily basis.  Our daily net agricultural commodity position consists of inventory, forward purchase and sale contracts, over-the-counter and exchange traded derivative instruments.  The effectiveness of our hedging strategies is dependent upon the cost of commodities and our ability to sell sufficient products to use all of the commodities for which we have futures contracts.  Although we actively manage our risk and adjust hedging strategies as appropriate, there is no assurance that our hedging activities will successfully reduce the risk caused by market volatility which may leave us vulnerable to high commodity prices. Alternatively, we may choose not to engage in hedging transactions in the future. As a result, our future results of operations and financial conditions may also be adversely affected during periods in which price changes in corn, ethanol and distillers grain do not work in our favor.
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
Although we believe our hedge positions accomplish an economic hedge against our future purchases and sales, management has chosen not to use hedge accounting, which would match any gain or loss on our hedge positions to the specific commodity purchase being hedged.  We are using fair value accounting for our hedge positions, which means as the current market price of our hedge positions changes, the realized or unrealized gains and losses are immediately recognized in the current period (commonly referred to as the “mark to market” method). The immediate recognition of hedging gains and losses under fair value accounting can cause net income to be volatile from quarter to quarter due to the timing of the change in the value of the derivative instruments relative to the cost and use of the commodity being hedged.  As corn prices move in reaction to market trends and information, our income statement will be affected depending on the impact such market movements have on the value of our derivative instruments.  Depending on market movements, crop prospects and weather, our hedging strategies may cause immediate adverse effects, but are expected to produce long-term positive impact.

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
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
    Not applicable.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
    SIRE's  management,  under the supervision and with  the  participation  of  SIRE's president and chief executive officer and SIRE's chief financial officer,  is responsible for establishing and maintaining adequate disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934, as amended) that are designed to insure that information required to be disclosed in the reports that the Company files is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and performed an evaluation of the effectiveness of SIRE's disclosures controls and procedures as of the end of the  period covered by this quarterly report.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
    None

Item 3. Defaults Upon Senior Securities.
    None

Item 4. Mine Safety Disclosures.
    Not applicable.

Item 5. Other Information.

    None

Item 6.   Exhibits

10.1	Global Modification Agreement dated February 26, 2021 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company with the Securities and Exchange Commission on March 4, 2021)
10.2	Amendment No. 5 to Credit Agreement dated February 26, 2021 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company with the Securities and Exchange Commission on March 4, 2021)
10.3	Second Amended and Restated Term Note dated February 26, 2021 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company with the Securities and Exchange Commission on March 4, 2021)
10.4	Revolving Credit Note dated February 26, 2021 (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company with the Securities and Exchange Commission on March 4, 2021)
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML*	XBRL Instance Document

101.BSD*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Database

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
*	Furnished, not filed.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 7, 2021	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	May 7, 2021	/s/ Brett L. Frevert
Brett L. Frevert, CFO and Principal Financial Officer