Form 10-Q
period 2021-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2021-08-13
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

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

As of August 6, 2021, the Company had 8,975 Series A Membership Units outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

ASSETS	June 30, 2021	September 30, 2020
	(Unaudited)
Current Assets
Cash and cash equivalents	$1,464	$1,116
Accounts receivable, net of allowance for doubtful accounts	17,199	8,488
Derivative financial instruments	1,844	705
Inventory	24,159	13,369
Prepaid expenses and other	1,071	424
Total current assets	45,737	24,102

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	253,580	247,462
Office and other equipment	1,864	1,803
	257,508	251,329
Accumulated depreciation	(150,733)	(142,444)
Net property, plant and equipment	106,775	108,885

Other Assets
Right of use asset operating leases, net	4,483	6,667
Other assets	932	1,172
	5,415	7,839
Total Assets	$157,927	$140,826

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2021	September 30, 2020
	(Unaudited)
Current Liabilities
Accounts payable	$3,788	$3,204
Accrued expenses	4,583	4,176
Current maturities of notes payable	9,276	8,191
Current portion of operating lease liability	2,782	3,052
Total current liabilities	20,429	18,623

Long Term Liabilities
Notes payable, less current maturities	61,114	48,529
Other long-term liabilities	4,160	4,255
Long term portion of operating lease liability, less current portion	1,701	3,615
Total long term liabilities	66,975	56,399

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	6,417	1,698
Total members' equity	70,523	65,804

Total Liabilities and Members' Equity	$157,927	$140,826

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands except for net income per unit)
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Revenues	$87,869	$34,107	$213,280	$146,500
Cost of Goods Sold
Cost of goods sold-non hedging	80,349	34,807	199,412	145,426
Realized & unrealized hedging losses (gains)	(1,048)	(767)	4,707	(1,569)
	79,301	34,040	204,119	143,857

Gross Margin	8,568	67	9,161	2,643

General and administrative expenses	1,305	1,288	3,940	3,811

Operating Income (Loss)	7,263	(1,221)	5,221	(1,168)

Interest and other (income) expense, net	509	196	502	1,146

Net Income (Loss)	$6,754	$(1,417)	$4,719	$(2,314)

Weighted average units outstanding - basic	8,975	8,975	8,975	10,210
Weighted average units outstanding - diluted	8,975	8,975	8,975	10,210
Net Income (Loss) per unit - basic	$752.53	$(157.88)	$525.79	$(226.64)
Net Income (Loss) per unit - diluted	$752.53	$(157.88)	$525.79	$(226.64)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings (Deficit)	Total

Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of membership units	(23,059)	—	(23,059)
Net Income	—	3,853	3,853
Balance, December 31, 2019	64,106	5,993	70,099
Net (Loss)	—	(4,750)	(4,750)
Balance, March 31, 2020	64,106	1,243	65,349
Net (Loss)	—	(1,417)	(1,417)
Balance, June 30, 2020	$64,106	$(174)	$63,932

Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income	—	1,111	1,111
Balance, December 31, 2020	64,106	2,809	66,915
Net (Loss)	—	(3,146)	(3,146)
Balance, March 31, 2021	64,106	(337)	63,769
Net Income	—	6,754	6,754
Balance, June 30, 2021	64,106	6,417	70,523

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)

(Unaudited)
	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$4,719	$(2,314)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	8,290	7,946
Amortization	54	83
Loss on disposal of property and equipment	—	12
Bad debt expense	79	—
Change in other assets, net	240	275
(Increase) decrease in current assets:
Accounts receivable	(8,790)	1,577
Inventory	(10,790)	159
Prepaid expenses and other	(647)	(299)
Derivative financial instruments	(1,139)	60
Increase (decrease) in current liabilities:
Accounts payable	584	(2,084)
Derivative financial instruments	—	(520)
Accrued expenses	407	(3,427)
Increase (decrease) in other long-term liabilities	(95)	426
Net cash provided by (used in) by operating activities	(7,088)	1,894

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,180)	(7,221)
Proceeds from sale of property and equipment	—	6
Net cash (used in) investing activities	(6,180)	(7,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(33)	(223)
Settlement of put option liability	—	(6,037)
Proceeds from debt	186,605	186,171
Payments on debt	(172,956)	(151,784)
Repurchase of membership units	—	(23,059)
Net cash provided by financing activities	13,616	5,068

Net Increase (decrease) in cash and cash equivalents	348	(253)

CASH AND CASH EQUIVALENTS
Beginning	1,116	1,075
Ending	$1,464	$822

SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,491	$1,399

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$9,684
Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Notes to Financial Statements

Note 1:  Nature of Business
    Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, and began producing ethanol in February 2009.   The Company is permitted to produce up to 140 million gallons of ethanol per year. The Company sells its ethanol, distillers grains, corn condensed distillers solubles, distillers corn oil and carbon dioxide in the continental United States, Mexico, and the Pacific Rim.
Note 2:  Summary of Significant Accounting Policies
Basis of Presentation and Other Information
     The accompanying financial statements are for the three months and nine months ended June 30, 2021, and 2020, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended September 30, 2020 ("Fiscal 2020") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.
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
Revenue Recognition
    The Company adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) on October 1, 2018. Under the ASU, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the considerations the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The Company applied the five-step method outlined in the ASU to all contracts with customers and elected the modified retrospective implementation method.
    The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the risk of loss has been transferred to the marketing company and the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.
    The Company’s products are generally shipped Free on Board ("FOB") shipping point and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  Subject to a few limited exceptions, all of the Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020, in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) were previously sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 6, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020. Since April 1, 2020, the Company has been responsible for these functions. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.
Accounts Receivable
    Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of June 30, 2021, and September 30, 2020, management had determined an allowance of $0.2 million and $0.1 million, respectively, was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.
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
    The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of June 30, 2021, the Company had 3.1 million gallons of open contracts for ethanol, 0.05 million tons of wet and dried distillers grains and 5.0 million pounds of corn oil.
    Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2021, the Company was committed to purchasing 7.0 million bushels of corn on a forward contract basis resulting in a total commitment of $42.4 million. In addition, the Company was committed to purchase 0.1 million bushels of corn on basis contracts. Additionally, we have entered into purchase agreements that locks in a percentage of our natural gas pricing.
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
    Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2021 and September 30, 2020 at market value are as follows:

	Balance Sheet Classification	June 30, 2021	September 30, 2020
		in 000's	in 000's
Futures and option contracts
In gain position		$592	$590
In loss position		(2,464)	(592)
Cash held by broker		2,066	304
Forward contracts, corn		1,650	403
	Current asset	1,844	705
Net futures, options, and forward contracts		$1,844	$705

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months and nine months ended June 30, 2021 and 2020 consist of the following:

		Three Months Ended		Nine Months Ended
	Statement of Operations Classification	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(98)	$266	$(1,248)	$1,166
Futures and option corn contracts	Cost of Goods Sold	(950)	(1,033)	5,955	(2,735)
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
Inventory
    Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For the three and nine months ended June 30, 2021, and 2020, the Company had no lower of cost or market adjustment.
Income Per Unit
    Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net Income (Loss) for basic earnings per unit	$6,754	$(1,417)	$4,719	$(2,314)
Net Income (Loss) for diluted earnings per unit	$6,754	$(1,417)	$4,719	$(2,314)

Denominator:
Weighted average units outstanding - basic	8,975	8,975	8,975	10,210
Weighted average units outstanding - diluted	8,975	8,975	8,975	10,210
Income (Loss) per unit - basic	$752.53	$(157.88)	$525.79	$(226.64)
Income (Loss) per unit - diluted	$752.53	$(157.88)	$525.79	$(226.64)

Note 3:  Inventory
    Inventory is comprised of the following:

	June 30, 2021	September 30, 2020
	in 000's	in 000's
Raw Materials - corn	$7,625	$1,663
Supplies and Chemicals	7,100	4,906
Work in Process	3,044	1,667
Finished Goods	6,390	5,133
Total	$24,159	$13,369

Note 4:   Revolving Loan/Credit Agreements
FCSA/CoBank
    The Company is a party to a credit agreement with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30.0 million (the “Term Loan”) and a revolving term loan in the amount of up to $40.0 million (the “Revolving Term Loan”), together with the Term Loan, the “ FCSA Credit Facility ”). On February 26, 2021, the credit agreement was amended to add an additional $10.0 million revolving line of credit with a maturity date of August 1, 2021, with the same rate provisions as the original credit agreement (the "Revolving Credit Loan"). Effective July 30, 2021, we amended the credit agreement to extend the maturity date of the Revolving Credit Loan to November 1, 2021. The balance on the Revolving Credit Loan was $3.75 million at June 30, 2021. The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.
    The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. The February 26, 2021, amendment to the credit agreement modified the Term Loan to only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and thereafter requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023 (the "Restated Term Note"). All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024. Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the loans, with a LIBOR spread of 3.4% per annum. The interest rate at June 30, 2021 was 3.51%.

    As of June 30, 2021, there was $6.4 million available under the Revolving Term Loan.

Paycheck Protection Program Loan

    On April 14, 2020, the Company received $1.1 million under the Paycheck Protection Program ("PPP loan") legislation. The PPP loan may be forgiven based upon various factors, including, without limitation, the borrower's payroll cost over an eight-to-twenty-four-week period starting upon the receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020, and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company has applied for forgiveness on the PPP loan from the Small Business Administration ("SBA") and as of June 30, 2021, is awaiting a response upon our request.

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

Notes payable

Notes payable consists of the following:

	June 30, 2021	September 30, 2020
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.40% (3.51% at June 30, 2021)	$22,500	$26,250
Revolving Term Loan bearing interest at LIBOR plus 3.40% (3.51% at June 30, 2021)	43,627	26,828
Note payable, PPP Loan bearing interest at 1.00% maturing April 28, 2022	1,063	1,063
Note payable, PPP Loan bearing interest at 1.00% maturing January 4, 2026	1,114	—
Other with interest rates from 3.50% to 4.15% and maturities through 2027	2,244	2,761
	70,548	56,902
Less Current Maturities	9,276	8,191
Less Financing Costs, net of amortization	158	182
Total Long Term Debt	61,114	48,529

Approximate aggregate maturities of notes payable as of June 30, 2021 for the twelve months of payments for each year are as follows:

2022	$9,276

2023	8,550

2024	51,239

2025	116

2026	1,233

2027 and thereafter	134

Total	$70,548

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
    The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021, and September 30, 2020, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	June 30, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$592	$1,650	$—

Liabilities:
Derivative financial instruments	2,464	—	—

	September 30, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$590	$403	$—

Liabilities:
Derivative financial instruments	592	—	—

Note 6:   Related Party Transactions
     On December 31, 2019, the effective date, the Company repurchased the 3,334 Series B membership units owned by Bunge. Effective as of the date of the repurchase of the Series B Units from Bunge, Bunge no longer constituted a related party.
Bunge
    Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee.  The initial term of the original Ethanol Agreement expired on December 31, 2019. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. As of January 1, 2020, Bunge is no longer a related party. The Company incurred related party ethanol marketing expenses of $0.4 million during the nine months ended June 30, 2020, all in the first quarter.
    Under the DG Purchase Agreement, Bunge purchased all distillers grains produced by the Company, and receives a fee based on the net sale price of distillers grains, subject to a minimum and maximum annual fee.  The initial term of the DG Purchase Agreement expired on December 31, 2019.  As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020, for all duties and responsibilities of the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge, and Bunge is no longer a related party. The Company incurred related party distillers grains marketing expenses of $0.3 million during the nine months ended June 30, 2020, all incurred in the first quarter.
    The Company and Bunge entered into an Amended and Restated Grain Feedstock Agency Agreement on December 5, 2014 (the “ Agency Agreement ”).  The Agency Agreement provided that Bunge procure corn for the Company and that the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019. As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020, for all duties and responsibilities of the original Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge, and Bunge is no longer a related party. Related party expenses for corn procurement by Bunge were $0.2 million during the nine months ended June 30, 2020, all incurred in the first quarter.
    Beginning with the 2015 crop year, the Company has used corn containing Syngenta Seeds, Inc.’s proprietary Enogen® technology (“ Enogen Corn ”) for a portion of its ethanol production needs.  The Company contracted directly with growers to produce Enogen Corn for sale to the Company.  Concurrent with the Agency Agreement, the Company and Bunge entered into a Services Agreement regarding Enogen Corn purchases (the “ Services Agreement ”).  Under this Services Agreement, the Company originates all Enogen Corn contracts for its facility and Bunge assists the Company with certain administrative matters related to Enogen Corn, including facilitating delivery to the facility.  The Company paid Bunge a per bushel service fee.  The initial term of the Services Agreement expired on December 31, 2019, and the Company notified Bunge of its election not to extend the Services Agreement, but to allow corn planted for that fiscal year to be planted and harvested under the terms of the Services Agreement. Expenses under the Services Agreement are included as part of the Amended and Restated Grain Feedstock Agency Agreement discussed above for the nine months ended June 30, 2020, all incurred in the first quarter.

    The Company entered into an amendment to the original Railcar Agreement with Bunge effective March 24, 2019, to provide for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains (effective November 15, 2019, the parties reduced the number of leased hopper cars to 110 hopper cars). The ethanol cars were assigned to Trinity Leasing on July 17, 2020. Under the terms of the amended Railcar Agreement, the original DOT111 cars will be leased over a four-year term running from March 24, 2019, to April 30, 2023, with the ability to start returning cars after January 1, 2023, to conform to the requirement for DOT117 cars with enhanced safety specifications which is scheduled to become effective May 2023. The 110 hopper cars will be leased over a three-year term running from March 24, 2019 to March 31, 2022, and continuing on a month-to-month basis thereafter. The Company's lease of the hopper cars will terminate upon the expiration of all such hopper cars. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 15% as compared to the prior lease terms. As of June 30, 2021, the Company had 30 tanker cars and 44 hopper cars subleased to two unrelated third parties, which subleases expired November 8, 2020, and December 31, 2020, respectively. The subleased cars remain on a month-to-month basis after the end lease date. Related party expenses under the Railcar Agreements were $0.7 million for the nine months ended June 30, 2020, net of subleases and accretion, and which were all incurred in the first quarter. The Bunge Repurchase Agreement did not impact the Railcar Agreement.

Note 7: Major Customer
    The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026, and was a party to the Distillers Grain Purchase Agreement with Bunge for the exclusive marketing, selling and distributing of all distillers grains and syrup produced by the Company through March 31, 2020. Since April 1, 2020, all distiller grain and syrup revenues are booked directly by the Company. Revenues from Bunge were $67.6 million and $20.3 million for the three months ended June 30, 2021, and 2020, respectively. Revenues from Bunge were $159.6 million and $126.4 million for the nine months ended June 30, 2021, and 2020, respectively. The 2021 revenue is for ethanol only, while the 2020 revenue is for ethanol, distiller grains and syrup.
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
    The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge and Trinity Leasing. An additional 60 cars are leased from a third party under two separate leases for 3 years for half of the cars and 4 years for the second half of the cars. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 30 tanker cars and 44 hopper cars to two unrelated third parties, which subleases expired November 8, 2020, and December 31, 2020. Upon expiration, the leases convert to a month-to-month basis. Expense incurred for the operating leases during the three months ended June 30, 2021, was approximately $0.7 million and $0.7 million for the three months ended June 30, 2020. For the nine months ended June 30, 2021, the operating lease expense was $2.3 million compared to $1.5 million for the nine months ended June 30, 2020.
The total lease agreements have maturity dates ranging from January 2022 to April 2023. The average remaining life of the lease term for these leases was 2.43 years as of June 30, 2021.

    The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.51%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long-term liabilities was $4.5 million as of June 30, 2021.
    At June 30, 2021, the Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve-month period ended June 30, 2021:

2021	$2,972
2022	2,124
2023	4
2024	3
2025	3
Total	$5,106

Undiscounted future payments	$5,106
Discount effect	(623)
$4,483

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
General
    The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2020, including the financial statements, accompanying notes and the risk factors contained herein.

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
•Trade actions by the Trump or Biden Administration, particularly those affecting the biofuels and agricultural sectors and related industries; and
•Disruption caused by health epidemics, such as the novel strain of the coronavirus (including all its variants), and the adverse impact of such epidemics on global economic and business conditions.

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

Overview
    The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March 2005. The Company is permitted to produce 140 million gallons of ethanol annually.  We began producing ethanol in February 2009 and sell our ethanol, distillers grains, distillers corn oil, corn condensed distillers solubles and carbon dioxide, in the continental United States, Mexico, and the Pacific Rim.

Impact of COVID-19 on our Business

A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China in December 2019 and on March 11, 2020, the World Health Organization characterized the spread of COVID-19 as a pandemic. Since then, several world governments, including the United States and many individual states and municipalities, have imposed lockdowns, self-quarantine requirements, and travel restrictions on their citizens. These actions have dramatically decreased the demand for and price of blended gasoline across the globe and in the United States. Because the United States requires ethanol to be blended into the nation’s fuel supplies, gasoline consumption and demand plays a key role in the demand for and price of ethanol. At present, municipalities, regulators, and other government actors continue to deal with the spread of COVID-19 variants, including the Delta variants, across the United States and some have reinstituted masking and other social distancing measures. The situation surrounding COVID-19 continues to evolve rapidly and the ultimate duration and impact of the outbreak, including the spread of variants and the success of vaccination programs, remains highly uncertain and subject to change. We continue to monitor the impact of COVID-19 on our business, including how it will impact our employees, customers, vendors and business partners.

Operations

The Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high inventory levels due to the economic impact of COVID-19. This resulted in negative operating margins, significantly lower cash flow from operations and substantial net losses. In response to these adverse market conditions brought on by COVID-19 during the latter part of the second quarter of Fiscal 2020, we reduced ethanol production and operated at a lower production level for three months. We then increased production closer to normal levels by the end of Fiscal 2020. Limiting ethanol production also resulted in a corresponding decrease in distillers grains and distillers corn oil production. In the third quarter of our fiscal year ending September 30, 2021 ("Fiscal 2021"), our ethanol production was 41.4% higher compared to the third quarter of Fiscal 2020. Along with increased ethanol output, co-product production was similarly higher versus the same period in Fiscal 2020.

Supply and Demand Impact

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to produce our products and, adversely affect our operations. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both on obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

The global pandemic has created significant uncertainty and volatility within the energy industry and the continued spread of COVID-19 and its variants could adversely impact demand for our products and in the event of a material decline in demand, our business would be adversely affected. The situation surrounding COVID-19 continues to evolve rapidly especially as global markets attempt to combat new variants and vaccination hesitancy, therefore, the ultimate duration and impact of the outbreak on the ethanol market remains highly uncertain and subject to change.

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

In December 2020, Congress passed and President Trump signed into law an annual spending package coupled with another COVID relief bill which included additional funds for the Secretary of Agriculture to distribute to those impacted by the pandemic. The language of the bill specifically includes biofuels producers as eligible for some of this aid, and in March 2021, the USDA indicated that biofuels producers would be able to apply for a portion of these funds. As of this writing, the application procedure has not been defined by the USDA.

Paycheck Protection Program Loan

On April 15, 2020, the Company received $1.1 million under the Paycheck Protection Program ("PPP Loan") legislation passed as part of the CARES Act in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four-week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020, and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirement. The Company has applied for forgiveness of the initial PPP loan and as of June 30, 2021, is waiting for the Small Business Administration to approve or disapprove the application.

In January 2021, the Company received a second PPP Loan in the amount of $1.1 million under Phase II of the Paycheck Protection Program which commenced on January 13, 2021 and allowed certain businesses that received an initial PPP Loan to seek a second draw PPP Loan.

Outlook

Although there is uncertainty related to the continued impact of the COVID-19 outbreak on our future results, we believe our current cash reserves, cash generated from our operations, our PPP Loans and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our loan agreements (the "FCSA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA ("PCA") and CoBank, ACB, as cash management provider and agent (“CoBank”) as of June 30, 2021, the COVID-19 pandemic could have an adverse impact on our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in our FCSA Credit Facility for the next twelve months.

Management believes that in the second half of Fiscal 2021 we are beginning to see a shift towards an improving economy as more people are vaccinated and companies reopen for business. Given the dynamic nature of COVID-19, including the Delta variant and the recent reinstitution of government actions, we cannot reasonably estimate the impacts it has on our financial condition, results of operation or cash flows in the future.

Despite the economic uncertainty resulting from the COVID-19 pandemic, we intend to continue to focus on strategic initiatives designed to improve on our operational efficiencies and diversify our products which is critical in order to drive positive results in a low margin environment. Our management team continues to evaluate opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the carbon index ("CI") of the ethanol we produce.

Management believes that consolidation within the ethanol industry, coupled with our location, good operating efficiencies and our solid team may provide new opportunities for our plant.

Ethanol Supply and Demand
    Commencing in March 2020, the COVID-19 virus impact upon the economy drove the price of gasoline downwards, and the price of ethanol plummeted at or below production costs. In response, many plants in the U.S. shut down production or curtailed production levels. Per the U.S. Energy Information Administration (the "EIA"), production of fuel ethanol decreased 10% when comparing the nine-months ended June 30, 2020 to nine-months ended June 30, 2019. In that same period when comparing 2021 to 2020, production has increased 2%, indicating a slow trend to recovery.
     Domestic ethanol use is around 14 billion gallons per year. The industry had capacity to produce over 16.6 billion gallons in 2018. The impact of COVID-19 and the slowdown of the world economy has lowered production capacity to 83% of the 2018 levels or approximately 13.8 billion in 2020. Despite the reduced production levels resulting from the COVID-19 pandemic on the global economy, the ethanol industry continues to face an oversupply of domestic ethanol inventories as supply continues to exceed demand. Exports play a critical role in keeping the United States from being awash in production. Worldwide exports from the U.S. increased almost 24% between calendar years 2017 and 2018. But in calendar year 2019, ethanol exports decreased 14.2% as compared to the calendar year 2018 according to data from the U.S. Energy Information Administration ("EIA"). For calendar year 2020, ethanol exports decreased 8.5% as compared to 2019 and were down 11% when comparing the first five months of 2021 to the first five months of 2020.
    In calendar year 2020, exports to Brazil decreased by 39.9% as compared to calendar year 2019. This moved them from the top ethanol export market to second place. Brazil corn ethanol production increased 85% in 2019 as compared to 2018, and 2020 forecasts indicate additional growth of 88%. Sales of ethanol to Brazil comprised 98% of the U.S. ethanol export totals in the first 4 months of 2020 and dwindled to 2% of U.S. export totals in the next six months as Brazil's local production increased. Despite these reductions, Brazil remains one of the three largest customers for U.S. ethanol exports together with Canada and India. Exports of U.S. ethanol to these three countries constituted 53.4% of all U.S. ethanol exports during calendar year 2020 as compared to 57.1% in 2019.

Operational Overview
Key Operating Measures
The following table provides comparative data relating to certain operating measures during the three and nine month periods ended June 30, 2021, and June 30, 2020.

Description	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
Production (Den gal)	32.09 million	23.59 million	96.78 million	86.23 million
Ethanol Yield (den gal/bu)	2.95	2.83	2.94	2.89
Ethanol Price (per gal)	$2.06	$1.06	$1.64	$1.26
Corn Price (per bu)	$5.88	$3.05	$5.07	$3.55
Corn Oil Yield (lbs/bu)	0.96	0.91	0.93	0.97
BTU's/gallon	21,637	24,486	22,697	24,234
Steam/Nat Gas cost per MMBTU	$3.22	$2.27	$3.24	$2.69
kWh/gallon	0.64	0.8	0.63	0.67
Chemical Cost ($/gal)	$0.09	$0.06	$0.09	$0.09
As the table above indicates, during the three and nine months ended June 30, 2021 our performance against the operating measures significantly improved over the same periods during the prior period. With the economy picking up from the COVID-19 doldrums, our production increased to match the opportunity. Ethanol output during the current period was over 9 million gallons higher than third quarter of Fiscal 2020 and our production during the nine-months ended June 30, 2021 production was over 10 million gallons higher than the prior nine-month period. Ethanol yield, BTU's per gallon and to an extent, distillers corn oil yield all improved as well. The third quarter of our fiscal year is typically when we schedule our annual maintenance outage. That was the case during Fiscal 2021 with our Plant going offline for five days in May.
We continue to make positive strides in achieving the goals set out in our "5-10-20" initiative. As a reminder, the "5" represents a goal of 5% increase in efficiency/yield and the "10" represents a goal of 10% reduction in production expense from fiscal 2019 levels by the end of fiscal 2022. Our team has done an exceptional job of expense reduction. The table below illustrates the progress.

Cost Per Gallon	YTD 2021	FY 2020	FY 2019	FY 2018
Variable	0.206	0.207	0.244	0.254
Fixed	0.115	0.129	0.121	0.141
G&A	0.041	0.043	0.038	0.039
Total	0.362	0.379	0.403	0.434
Based on the results through the first three quarters of Fiscal 2021, expenses are at the goal we set albeit a year early. For context, the four cents per gallon improvement in our expense profile applied to the gallons we have produced thus far amounts to approximately $3.8 million of cost reduction. Importantly, we continue to see opportunities for additional savings.
In December, the board approved adding 1.5 million bushels of corn storage capacity to the SIRE footprint. The project consists of two 750,000-bushel bins, electrical capacity upgrades, filling and reclaim equipment. We expect the bins to be available for use this fall and it appears that the project is slightly ahead of schedule.
Our management team continues to evaluate opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the carbon index ("CI") of the ethanol we produce. We believe that consolidation within the ethanol industry, coupled with our location, good operating efficiencies and our solid team may provide new opportunities for our plant.

Recent Regulatory Developments

Renewable Fuel Standard

    The ethanol industry receives support through the Federal Renewable Fuels Standard (the “RFS”) which has been, and continues to be, a driving factor in the growth of ethanol usage. The RFS requires that each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that allows refiners to use renewable fuel blends in

those areas of the country where it is most cost-effective.   The EPA is responsible for revising and implementing regulations to ensure that transportation fuel sold in the United States contains a minimum volume of renewable fuel.

     The RFS original volume requirements increase incrementally each year through 2022 when the mandate requires that the United States use 36 billion gallons of renewable fuels.  Starting in 2009, the RFS required that a portion of the RFS must be met by certain “advanced” renewable fuels. These advanced renewable fuels include ethanol that is not made from corn, such as cellulosic ethanol and biomass-based biodiesel. The use of these advanced renewable fuels increases each year as a percentage of the total renewable fuels required to be used in the United States.

    Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. On November 30, 2018, the EPA issued the final rule that set the 2019 annual volume requirements for renewable fuel at 19.92 billion gallons of renewable fuels per year (the "Final 2019 Rule"). On December 19, 2019, the EPA issued the final rule that set out the 2020 annual volume requirements (the "Final 2020 Rule") at 20.09 billion gallons up from the 19.92 billion gallons for 2019. Similar to the Final 2019 Rule, the Final 2020 Rule included 15.0 billion gallons of conventional corn-based ethanol. The EPA has not released the proposed rule to set the renewable volume obligation for 2021 as required in November 2020, and as of the date of this filing, the EPA has not issued a proposed rule for 2021 and it is unclear when the EPA will issue it.

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

    Federal mandates supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Ethanol policies are influenced by environmental concerns, diversifying our fuel supply, and an interest in reducing the country’s dependence on foreign oil. Consumer acceptance of flex-fuel vehicles and higher ethanol blends of ethanol in non-flex-fuel vehicles may be necessary before ethanol can achieve significant growth in U.S. market share. Another important factor is a waiver in the Clean Air Act, known as the "One-Pound Waiver", which allows E10 to be sold year-round, even though it exceeds the RVP (rapid vapor pressure) limitation of nine pounds per square inch. At the end of May 2019, the EPA finalized a rule which extended the One-Pound Waiver to E15 so its sale can expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. This ruling was challenged in the D.C. Circuit Court and on July 2, 2021 the Court ruled that EPA exceeded its authority in extending the One-Pound Waiver to E15. The ethanol industry has vowed to appeal this decision.

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

    On April 15, 2020, five Governors sent a letter to the EPA requesting a general waiver from the RFS due to the drop in demand caused by COVID-19 travel restrictions. They contend that the compliance costs (i.e., cost to purchase RINs) is onerous and could put some refineries out of business. In June 2020, the Attorneys General of seven states joined in the request made to waive the 2020 RFS compliance burdens. The EPA has 90 days to respond, and as of this filing had indicated only that they are “watching the situation closely and reviewing the governors’ letter.” In January 2021, the EPA announced it is still seeking public comments on the subject. The RFA continues to press the EPA to make a decision on the issue.

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

    As of December 2020, the EPA had approved 86 exemptions for compliance years 2016 to 2018, freeing refineries from using 4.1 billion gallons of renewable fuel. This effectively reduces the annual renewable volume obligation for each year by that amount as the waivers exempt the obligating parties from meeting the RFS blending targets and the waived gallons are not reallocated to other obligated parties at this time. The resulting surplus of RINs in the market has brought values down significantly to under $0.20. In late 2017 D6 RIN prices were about $0.75 per gallon, averaged $0.30 in 2018, and less than $0.20 in 2019. In 2020, the D6 RIN value climbed to $0.70, as the appellate court decision reduced the numbers of small refiners eligible for hardship exemptions, increasing demand for RINs. Due to production shortfalls, D6 RIN generation decreased 15% in 2020 versus 2019 through September. Since higher RIN values help to make higher blends of ethanol more cost competitive, lower RIN values could hinder or at least slow retailer and consumer adoption of E15 and higher blends. Recently, RIN credits have increased in response to higher crop cost forecasts combined with expectations that the Biden Administration will advocate for increased renewable fuel initiatives including supporting the RFS. As of the end of June 2021, D6 RIN credits for 2021 traded at $1.41, up from $1.13 as of the end of January 2021, and D4 RIN credits traded at $1.55, up from $1.17 as of the end of January 2021. However, there is no guarantee that RIN credits will maintain such increased values and reduced RIN values may adversely impact the ethanol market.

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

On January 24, 2020, the U.S. Court of Appeals for the Tenth Circuit announced that the three exemptions were improperly issued by the EPA. The Court held that the EPA cannot "extend" exemptions to any small refineries whose earlier, temporary exemptions had lapsed; rather, that small refinery exemptions may only be granted to refineries that had secured them continuously each year since 2010. The Court concluded that the EPA exceeded its statutory authority in granting these petitions because there was nothing for the agency to "extend". Utilizing this criterion, there would have been a maximum of seven small refineries that could have received continuous extensions, yet the EPA has granted thirty-five exemptions in a single year. The Court also found the EPA had abused their discretion in failing to explain how the EPA could maintain that such refineries would incur an economic hardship while continuing to claim that the costs of RIN compliance are passed through and recovered by those same refineries. Consistent with this ruling, in September 2020, the EPA denied certain small refinery exemption petitions filed by oil refineries in 2020 seeking retroactive relief from their ethanol use requirements for prior years. The refiners appealed for a rehearing which was denied. Two of the refiners appealed the decision to the U.S. Supreme Court and in January 2021, the U.S. Supreme Court announced it will review the decision of the Tenth Circuit. The U.S. Supreme Court heard oral argument from the biofuels industry, the EPA and refiners on April 27, 2021. On June 25, 2021, the Supreme Court issued a ruling overturning the Tenth Circuit decision, However, because certain elements of the Tenth Circuit decision were not reviewed by the Supreme Court, the ethanol industry remains optimistic that past abuse of the exemption program will not be continued.

In response to the ruling by the Tenth Circuit, many refineries have applied for “gap year” exemptions in an effort to bypass the ruling of the Tenth Circuit and establish a continuous chain of exemption to ensure they are able to qualify for a small refinery exemption going forward. A total of 64 gap year requests were filed with the EPA and reviewed by the Department of Energy (the "DOE"). In September 2020 the EPA announced that they were denying 54 of the gap year requests that had been scored and returned by DOE, regardless of how they had been scored. Without a string of continuous small refinery exemption approvals, we believe that almost no small refinery would be eligible to apply for hardship relief.

The failure of the Trump Administration to announce a plan to reallocate ethanol gallons lost to exemptions combined with the continued granting of waivers will continue to negatively impact ethanol demand and RIN and ethanol prices. It is uncertain how the EPA under the Biden Administration will treat small refinery waivers including the petitions for waivers currently pending or whether the EPA will address the reallocation of ethanol gallons.

    Biofuels groups filed a lawsuit in the U.S. Federal District Court for the D.C. Circuit, challenging the Final 2019 Rule over the EPA’s failure to address small refinery exemptions in the rule making. This is the first RFS rule making since the expanded use of the exemptions came to light, however the EPA has refused to cap the number of waivers it grants or how it accounts for the retroactive waivers in its percentage standard calculations. The EPA has a statutory mandate to ensure the volume requirements are met, which are achieved by setting the percentage standards for obligated parties. The EPA's current approach runs counter to this statutory mandate and undermines Congressional intent. Biofuels groups argue the EPA must therefore adjust its percentage standard calculations to make up for past retroactive waivers and adjust the standards to account for any waivers it reasonably expects to grant in the future.

In supplemental rulemaking to the Proposed 2020 Rule, the EPA changed their approach, and for the first time accounted for the gallons that they anticipate they will be waiving from the blending requirements due to small refinery exemptions. To accomplish this, they are adding in the trailing three-year average of gallons the DOE recommended be waived, in effect raising the blending volumes across the board in anticipation of waiving the obligations in whole or in part for certain refineries that qualify for the exemptions. Although in past years the EPA has disregarded recommendations from the DOE, the EPA states in the rule its intent to adhere to these recommendations going forward, including granting partial waivers rather than an all or nothing approach.

    If the EPA’s decisions to reduce the volume requirements under the RFS statutory mandates are allowed to stand, if the volume requirements are further reduced or if the EPA continues to grant waivers to small refineries, the market price and demand for ethanol would be adversely affected which would negatively impact our financial performance. The EPA's based the projected volume of gasoline and diesel that was exempt in 2020 on utilizing the three-year rolling average of relief recommended by the Department of Energy, rather than the three-year rolling level of actual exemptions advocated by agricultural interests.
Industry Factors Affecting our Results of Operations
    Ethanol prices increased 94.4% during the three months ended June 30, 2021, as compared to the same period in the previous fiscal year. This was coupled with an increase of 39.5% in ethanol shipments during the three months ended June 30, 2021, as compared to the prior year. Ethanol prices increased 29.7% for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020. The ethanol shipment volume increased 13.0% for the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020.
The latest estimates of supply and demand provided by the United States Department of Agriculture (the "USDA") changed the estimate for 2020/21 ending corn stocks to 1.4 billion bushels. For 2020/21, the USDA increased corn consumption for ethanol and co-products to 5.0 billion bushels but their forecast for the corn supply increased 4% from the 2019/20 actual level to 14.8 billion bushels which was 0.8 billion bushels higher than the 2019/20 crop. The USDA increased their corn price estimates 20.8% for fiscal 2021 to $4.30 per bushel, compared to the ending price for 2019/20 of $3.56. This will most likely increase as current prices will drive the number up for the remaining crop. Yield per acre for 2020/21 is forecast to be 2.6% higher than 2019/20, and production numbers are expected to be 4.1% more in 2020/21 than was experienced in 2019/20.
The EIA released its Short-Term Energy Outlook report in December 2020 and indicated that U.S. gasoline demand decreased by 40% in the first four months of 2020 due to reduced gasoline consumption because of unemployment, government implementation of stay-at-home restrictions, and many people working exclusively or partially from home. Gasoline consumption was at the lowest level since the early 1990's. The summer months gasoline consumption was 16% lower in 2020 as compared to 2019. This was in spite of a reduction in the average U.S. regular gasoline price of $2.18 in 2020 compared to an average price of $2.60 per gallon in 2019. The EIA forecasts that gasoline demand will increase 7.5% in 2021, but current conditions make it difficult to determine the impact on travel. The EIA's latest 2020 report also forecasts that retail gasoline prices will increase by 22% in 2021, but consumption will remain sluggish due to continuing COVID-19 restrictions, although we anticipate states will start to loosen restrictions in 2021 depending on the success of the vaccination programs. Any increase in gasoline demand could have a positive impact on ethanol demand whereas decreased gasoline demand would have an adverse impact on ethanol demand and therefore, ethanol prices.
    We currently believe that our margins may remain tight in light of mixed signals on support for the RFS and waivers of refiner RVOs by the EPA. An increase in the price for crude oil and unleaded gasoline could have a negative impact on the demand for gasoline and impact the market price of ethanol, but the effect of the COVID-19 pandemic on the economy is expected to continue to have a negative impact on demand, which could adversely impact our profitability during the balance of Fiscal 2021. This negative impact could worsen in the event that domestic ethanol inventories remain high, or if U.S. exports of ethanol remain low or decline further. Unless additional demand can be found in foreign or domestic markets, a continued level of current ethanol stocks or any increase in domestic ethanol supply could further adversely impact the price of ethanol.
    Our distiller grain margins have been impacted positively in the short term due to the current high corn prices which has resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 51.0% for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020, on a 44.9% increase in tons sold for those same periods. For the nine months ended June 30, 2021, there was a price increase of 29.8% as compared to the nine months ended June 30, 2020, with an increase of 7.0% in tons sold during that period. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One Agreement" where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. In 2020, China re-entered the DDG import market, but did not reach the levels necessary to be included in the top 10 countries of DDG imports. The COVID-19 pandemic combined with political tensions between China and the U.S. have delayed implementation of, and further negotiations relating to, the Phase One Agreement. In 2020, a record high 38% of U.S. distillers grains production was exported. Mexico remained as the top destination for U.S. distillers grains, accounting for 16% of total shipments. Vietnam and South Korea were the second and third highest importers of distillers grains, each totaling approximately 11.7% of total shipments. The top three countries accounted for approximately 40% of the total U.S. distillers grain shipments, and the top 5 countries accounted for 55.5% of total shipments. Domestic demand for distiller grains could also be affected if corn prices increase and end-users switch to lower priced alternatives.
    On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for distillers corn oil, which is a feedstock for biodiesel, and could have a positive impact on distillers corn oil prices in the future.

Results of Operations
    The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2021, and 2020.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$87,869	100.0%	$34,107	100.0%
Cost of Goods Sold
Material Costs	65,268	74.3%	22,224	65.17%
Variable Production Expense	6,592	7.50%	4,336	12.71%
Fixed Production Expense	7,441	8.47%	7,480	21.93%
Gross Margin	8,568	9.75%	67	0.20%
General and Administrative Expenses	1,305	1.49%	1,288	3.78%
Interest and other (income) expense, net	509	0.58%	196	0.57%
Net Income (Loss)	$6,754	7.69%	$(1,417)	(4.15)%

The following tables shows our results of operation, stated as a percentage of revenue for the nine months ended June 30, 2021, and 2020.

	Nine Months Ended June 30, 2021		Nine Months Ended June 30, 2020
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$213,280	100.0%	146,500	100.0%
Cost of Goods Sold
Material Costs	164,699	77.22%	105,448	71.98%
Variable Production Expense	19,958	9.36%	18,482	12.62%
Fixed Production Expense	19,462	9.13%	19,927	13.60%
Gross Margin	9,161	4.30%	2,643	1.80%
General and Administrative Expenses	3,940	1.85%	3,811	2.70%
Interest and other (income) expense, net	502	0.24%	1,146	0.78%
Net Income (Loss)	4,719	2.21%	(2,314)	(1.58)%

Revenues
    Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended June 30, 2021, the average price per gallon of ethanol increased by 94.4% as compared to the same period in 2020, compounded by a 39.5% increase in gallons of ethanol sold, primarily due to the impact of COVID-19 pandemic on the ethanol industry during prior periods and the start of economic recovery experienced during the current period. The net effect was an 171.3% increase in ethanol revenue for the three months ended June 30, 2021. During the nine months ended June 30, 2021, the average price per gallon of ethanol increased 29.7% as compared to the nine months ended June 30, 2020. There was a 13.0% increase in the volume of ethanol gallons sold during the nine months ended June 30, 2021, as compared to the nine months ended June 30, 2020. Overall, ethanol revenue increased 45.6% for the first nine months ended June 30, 2021, compared to the first nine months ended June 30, 2020.
    An increase in the average price per ton of distillers grains of approximately 51.0% coupled with a 44.9% increase in volume sold resulted in an increase of 118.9% in revenue for this category in the three months ended June 30, 2021 as compared to the same three month period in 2020. Distillers grain revenue increased primarily due to increased distiller grain prices in contrast to relatively flat ethanol production. For the nine months ended June 30, 2021, distillers grain price per ton increased 29.8%, and tons sold increase 7.0% for an overall increase of 38.8% as compared to the nine months ended June 30, 2020.
    Distillers corn oil revenue increased 160.0% in the three months ended June 30, 2021, compared to the three months ended June 30, 2020 with the 81.3% increase in price offset by lower volume of 43.4%. Comparing the nine months ended June 30, 2021, to the nine months ended June 30, 2020, distillers corn oil revenue increased 67.4%, with a 58.9% increase in price and more tons sold than the nine months ended June 30, 2020, by 5.4%. Distillers corn oil prices increased principally as a result of increased biodiesel production. Our market for distillers corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for corn oil, which is a feedstock for biodiesel, and could have a positive impact on distillers corn oil prices in the future, but this has not been experienced to date because of the impact of COVID-19 on the economy.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$67,645	77.00%	$24,931	73.10%
Distillers Grains	14,615	16.70%	6,678	19.57%
Corn Oil	5,307	6.00%	2,041	5.98%
Other	302	0.30%	457	1.34%

	Nine Months Ended June 30, 2021		Nine Months Ended June 30, 2020
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$159,507	74.8%	$108,871	74.3%
Distillers Grains	40,452	19.0%	29,134	19.9%
Corn Oil	12,431	5.8%	7,424	5.1%
Other	890	0.4%	1,071	0.7%

Cost of Goods Sold
    Our cost of goods sold as a percentage of our revenues was 90.2% and 99.8% for the three months ended June 30, 2021, and 2020, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 38.4% in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. In response to indications of the start of economic recovery from the COVID-19 pandemic, the volume of ethanol produced increased by 41.4% for the three months ended June 30, 2021, as compared the same period in fiscal 2020. Our cost of goods sold as a percentage of our revenues was 95.7% for the nine months ended June 30, 2021, compared to 98.2% for the nine months ended June 30, 2020. The gallons of ethanol produced increased 12.4% as compared to fiscal 2020, and the price of corn used in ethanol increased by 21.3% in the nine months ended June 30, 2021, compared to the same period in Fiscal 2020.

    Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $1.0 million decrease to our cost of goods sold for the three months ended June 30, 2021, compared to a decrease of $0.8 million for the three months ended June 30, 2020. For the nine months ended June 30, 2021, the Company's realized and unrealized gains related to our derivatives and hedging for corn resulted in a $4.7 million increase to our cost of goods sold compared to a $1.6 million decrease to our cost of goods sold for the nine months ended June 30, 2020. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.
    Variable production expenses increased 52.0% when comparing the three months ended June 30, 2021, to the three months ended June 30, 2020 due to increased production and a corresponding increase in related expenses, with a majority related to chemicals and utilities. For the nine months ended June 30, 2021, variable production expenses were higher by 8.0% as compared to the nine months ended June 30, 2020. The higher expenses were due to higher cost of chemicals and utilities with a partially offsetting decrease due to no longer utilizing Bunge for the marketing of co-products which ceased at the end of the first calendar quarter of 2020.
    Fixed production expenses decreased 0.5% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, due to modest credits received from our insurance companies and a reduction in lease expense. For the nine months ended June 30, 2021, fixed production expenses were lower by 2.3% as compared to the nine months ended June 30, 2020. The lower expenses were due to reduced lease costs.
    General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2021, increased 1.3% compared to the three months ended June 30, 2020, primarily due to increased property taxes and higher insurance costs. For the nine months ended June 30, 2021, general and administrative expenses increased by 3.4% as compared to the nine months ended June 30, 2020. The higher expenses were due to increased property taxes.
Interest and Other (Income) Expense, Net
    Our interest and other (income) expenses, net, were $0.5 million for three months ended June 30, 2021, and $0.2 million for the three months ended June 30, 2020. A one-time sale of natural gas, patronage dividend receipts, and lower interest expense were the main reasons for the reduction in expense in 2020. For the nine months ended June 30, 2021, our other expenses were $0.5 million compared to $1.1 million for the nine months ended June 30, 2020. The reduction in other expenses in 2021 is primarily driven by the Company receiving a settlement on the class action lawsuit against Syngenta corn seeds and funds received as part of the Iowa Biofuels Relief Act.
Selected Financial Data
    Modified EBITDA is defined as net income plus interest expense net of interest income, plus depreciation and amortization, or EBITDA, as adjusted for unrealized hedging (gains) losses.  Modified EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America ("GAAP") and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.
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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

EBITDA
Net Income (Loss)	$6,754	$(1,417)	$4,719	$(2,314)
Interest Expense	524	574	1,522	1,568
Depreciation	2,764	2,741	8,290	7,946
EBITDA	10,042	1,898	14,531	7,200

Unrealized Hedging (Gain) Loss	(1,578)	97	(1,302)	(448)

Modified EBITDA	$8,464	$1,995	$13,229	$6,752

Liquidity and Capital Resources
    The Company has certain loan agreements with FCSA, PCA and CoBank, as amended November 8, 2019 (the "FCSA Credit Facility"), which provides the Company with a term loan in the amount of $30 million (the "Term Loan") and a revolving term loan in the amount of $40 million (the "Revolving Term Loan"). On February 26, 2021, the parties amended the FCSA Credit Facility to provide the Company with a new revolving credit loan (the “Revolving Credit Loan”) with a maximum draw amount of $10,000,000 and a maturity date of August 1, 2021. Effective July 30, 2021 the parties amended the FCSA Credit Facility to extend the "Revolving Credit Loan" and entered into an amended and restated revolving credit note to change the maturity date to November 1, 2021. The full amount of the Revolving Credit Loan is available on a revolving basis from time to time through maturity. The outstanding balance on the Revolving Credit Loan was $3.75 million at June 30, 2021.

The Term Loan provides for payments by the Company to FCSA of semi-annual installments of $3.75 million, which began on September 1, 2020, and matures November 15, 2024. The February 26, 2021, amendment to the FCSA Credit Facility also modified the Term Loan to only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021. Thereafter, the Company must make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023. All remaining amounts due under the Term Note are due and payable on the maturity date.

The interest rate on the FCSA Credit Facility for each of the Term Loan, the Revolving Term Loan and the New Revolving Credit Loan is LIBOR plus 3.40%. However, the February 26, 2021, amendment to the FCSA Credit Facility included modifications relating to the adjustment of the interest rate applicable to each of the foregoing in connection with the phasing out of LIBOR. The FSCA Credit Facility previously calculated the interest rates for each of the loans as LIBOR plus a 340 basis point spread. The amendment provides that the interest rate for each loan is calculated using LIBOR + 340 basis points until the occurrence of certain events. Upon the earliest occurrence of one of the specified events, the interest rate applicable to the loans will convert to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

The FCSA Credit Facility is secured by a security interest on all the Company’s assets. As of June 30, 2021, we had a cash balance of $1.5 million, and $6.4 million available under the Revolving Term Loan.
Although there is uncertainty related to the anticipated impact of the recent COVID-19 outbreak on our future results, we believe our current cash reserves, our PPP Loans and the available cash under our revolving term loan leave us well-positioned to manage our business through this crisis as it continues to unfold. However, the impacts of the COVID-19 pandemic are broad-reaching and the financial impacts associated with the COVID-19 pandemic may include, but are not limited to, reduced production levels, lower net sales and potential incremental costs associated with mitigating the effects of the pandemic, including storage and logistics costs and other expenses. As a result, although we were in compliance with our financial covenants set forth in our FSCA Credit Facility as of June 30, 2021, the impact the COVID-19 pandemic could adversely impact our operating results which could result in our inability to comply with certain of these financial covenants and require our lenders to waive compliance with, or agree to amend, any such covenant to avoid a default. However, based on our current forecast of market conditions and our financial performance, we expect that we will be in a position to satisfy all of the financial covenants in our FCSA Credit Facility for the next twelve months.

Primary Working Capital Needs
    During the fourth quarter of Fiscal 2021, we estimate that we will require cash of approximately $66.4 million for our primary input of corn and $4.0 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the fourth quarter are expected to be $2.6 million.
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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.
    From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2020, and there were no material developments to such matters.

Item 1A.   Risk Factors.
    Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2020, in Part I, Item 1A, “Risk Factors” along with the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
    None

Item 3. Defaults Upon Senior Securities.
    None

Item 4. Mine Safety Disclosures.
    Not applicable.

Item 5. Other Information.

    None

Item 6.   Exhibits

10.1	Amendment No. 5 to Credit Agreement dated July 30, 20211 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company with the Securities and Exchange Commission on August 12, 2021)

10.2	First Amended and Restated Revolving Credit Note dated July 30, 2021 (incorporated reference to Exhibit 10.2 on Form 8-K filed by the Company with the Securities and Exchange Commission on August 12, 2021)

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML*	XBRL Instance Document

101.BSD*	XBRL Taxonomy Schema

101.CAL*	XBRL Taxonomy Calculation Database

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Taxonomy Presentation Linkbase

***	This certification is not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference.
*	Furnished, not filed.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 13, 2021	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	August 13, 2021	/s/ Ann M. Reis
Ann M. Reis, Controller and Interim Chief Financial Officer