Form 10-K
period 2021-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2021-12-23
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of March 31, 2021, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $30,604,750.

As of December 22, 2021 the Company had 8,975 Series A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2022 annual meeting of the members of the registrant are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;
•	Negative impacts resulting from the regulatory uncertainty surrounding the renewable fuel volume requirements
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;
•	Changes and advances in ethanol production technology;
•	Competition from larger producers as well as competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Volatile commodity and financial markets;
•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States;
•	Disruptions, failures or security breaches relating to our information technology infrastructure;
•	Trade actions by the Biden Administration, particularly those affecting the biofuels and agriculture sectors and related industries; and
•	Disruptions caused by health epidemics, such as the ongoing COVID-19 pandemic, and the adverse impact of such epidemics on global economic and business conditions.

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

Item 1.  Business.

The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March 2005. The Company is permitted to produce 140 million gallons of ethanol.  We began producing ethanol in February 2009 and sell our ethanol, distillers grains and corn oil in the United States, Mexico and the Pacific Rim.

Our production facility (the “Facility”) is located in Pottawattamie County in southwestern Iowa, south of Council Bluffs. It is near two major interstate highways, I-29 and I-80, within a mile of the Missouri River and has access to five major rail carriers. This location is in close proximity to a significant amount of corn and has convenient product market access. The Facility receives corn and chemical deliveries primarily by truck and is able to utilize rail delivery if necessary.  Finished products are shipped by rail and truck.  The site has access to water from ground wells and from the Missouri River.  Additionally, in close proximity to the Facility are providers of our primary energy sources (natural gas and electricity), with two natural gas providers available, both with infrastructure immediately accessible to the Facility, and one electrical provider.

Financial Information

Please refer to “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information about our revenue, profit and loss measurements and total assets and liabilities, as they relate to our overall financial condition, results of operations, and material cash requirements, as well as “Item 8 – Financial Statements and Supplementary Data” for our financial statements and supplementary data.

Operations

Throughout most of 2020 and the first part of 2021, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, primarily attributable to the decrease in travel brought on by the COVID-19 pandemic. These factors led us to elect to reduce ethanol production at our plant by approximately fifty percent in April 2020. During May and June 2020, we operated our plant at lower-than-normal ethanol production levels. In June 2020, however, we ramped up production to normal operating levels, and have thus far maintained operations at normal levels for all of 2021. Limiting ethanol production in 2020 also resulted in a corresponding decrease in distillers grains and corn oil production as the production of those co-products are directly correlated with ethanol production.

In response to the COVID-19 pandemic and pursuant to temporary regulatory relief issued by the U.S. Food and Drug Administration (“FDA”), several ethanol plants and industrial chemical companies found ways to process ethanol into hand sanitizer for medical and consumer applications in early 2020. During our period of reduced production in 2020, the Company found several customers seeking ethanol in bulk for use in hand sanitizers; so the Company bottled "SIREtizer" hand sanitizer for local distribution. Given the economic conditions and the unprecedented decrease in the price and demand for blended gasoline, the Company was able to command a higher margin supplying ethanol for use in hand sanitizer products than for its conventional ethanol product during that time, and the Company produced and sold ethanol-based hand sanitizer as a new line of business in the months of April and May. However, in June 2020, the FDA tightened the temporary regulatory language such that certain ethanol plants, including the Company, halted production and cancelled supply agreements for ethanol used in hand sanitizer.

Supply and Demand Impact

Although we continue to regularly monitor the financial health of companies in our supply chain, financial hardship on our suppliers or sub-suppliers caused by the COVID-19 pandemic and new or emerging variants could cause a disruption in our ability to obtain raw materials or components required to produce our products, adversely affecting our operations. Additionally, restrictions or disruptions of transportation, such as reduced availability of truck, rail or air transport, port closures and increased border controls or closures, may result in higher costs and delays, both on obtaining raw materials and shipping finished products to customers, which could harm our profitability, make our products less competitive, or cause our customers to seek alternative suppliers.

Paycheck Protection Program Loan

On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements.  The Company has applied for forgiveness on the PPP loan from the Small Business Administration ("SBA") and as of December 18, 2021, is awaiting a response on our request.

On January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation (the "Second PPP Loan"). As in the original PPP loan, expenses for approved payroll costs, lease payments on agreements and utility payments under agreements and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non-payroll expenses.  PPP loan proceeds used by a borrower for the approved expense categories will generally be forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness of the Second PPP Loan in September of 2021.  As of December 18, 2021, we are still awaiting a response on our request.

Rail Access

We own a six-mile loop railroad track for rail service to our Facility, which accommodates several unit trains.  We are party to an Industrial Track Agreement with CBEC Railway, Inc. (the “Track Agreement “), which governs our use of the loop railroad and requires, among other things, that we maintain the loop track.

On March 24, 2019, the Company entered into an amendment to the Amended and Restated Railcar Lease Agreement (“Railcar Agreement”) with Bunge North America, Inc. (“Bunge”), for the lease of 323 ethanol cars and 111 hopper cars which are used for the delivery and marketing of our ethanol and distillers grains. Bunge was a related party until December 31, 2019. Pursuant to the terms of the Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement") effective December 31, 2019, the Company repurchased the 3,334 Series B membership units owned by Bunge.

The Railcar Agreement was amended to 110 hopper cars effective November 2019 and effective July 17, 2020, Bunge sold their tankers to Trinity Leasing. Trinity Leasing entered into a lease agreement with the Company which incorporates the terms of the original Bunge Railcar Agreement but reduced the ethanol car level to 320 ethanol cars. Under the Railcar Agreement, the original DOT111 tank cars are leased over a four-year term from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to be effective in May 2023. The 110 hopper cars are leased over a three-year term running from March 24, 2019 to March 31, 2022 which term will continue on a month-to-month basis thereafter. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 20% as compared to the prior lease terms. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars to other companies from time to time when the cars are not needed in our operations. We work with the lessor to determine the most economic use of the available ethanol and hopper cars in light of then-current market conditions. In February 2019, we entered into a second 36-month lease for an additional 30 tank cars from Trinity Leasing, which lease runs through January 2022, and in June 2021 we leased an additional 70 tank cars from Trinity Leasing, which lease runs through April 2023.

Employees

We had 62 full time employees, as of September 30, 2021.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable. We employ individuals in the local region around our one facility, though we have attracted talent from across the country as needed to fill our roles which require technical or professional backgrounds. We compete for employees with competitive wages and benefits.

Throughout the COVID-19 pandemic we have taken proactive action to protect the health and safety of our employees, customers, partners and suppliers. We enacted appropriate safety measures, including implementing social distancing protocols, staggered schedules and shifts, as appropriate, and frequently disinfecting our workspaces. We expect to continue to implement health and safety measures for the health of our employees and our business, and we may take further action as government authorities require or recommend or as we determine to be in the best interests of our employees, customers, partners and suppliers.

Principal Products

The principal products we produce are ethanol, distillers grains, distillers corn oil, and carbon dioxide ("CO2").

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

We produced 129.8 million and 117.8 million gallons of ethanol for the fiscal years ended September 30, 2021 ("Fiscal 2021") and September 30, 2020 (“Fiscal 2020”), respectively, and approximately 75% and 74.3% of our revenue was derived from the sale of ethanol in Fiscal 2021 and Fiscal 2020, respectively. The increase in gallons produced, and our revenues from ethanol sales during Fiscal 2021, was derived from the start of the emergence from the COVID pandemic and the increased usage of liquid fuels compared to 2020.

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

In Fiscal 2021, we sold 3.2% greater tons of distillers grains compared to Fiscal 2020. Approximately 18.3% and 20% of our revenue was derived from the sale of distillers grains in Fiscal 2021 and Fiscal 2020, respectively. The increase in distillers grains produced and sold during Fiscal 2021 resulted principally from markets and transportation returning to normal levels after the dramatic declines in 2020.

Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 6.3% greater tons of corn oil in Fiscal 2021 than in Fiscal 2020, with approximately 6.3% and 5.0% of our revenue generated from corn oil sales, respectively.

Carbon Dioxide

In April 2013, we entered into a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc., formerly known as EPCO Carbon Dioxide Products, Inc. ("Air Products") under which we agreed to supply, and Air Products agreed to purchase, a portion of raw CO2 gas produced by our facility. In addition, we entered into a Non-Exclusive CO2 Facility Site Lease Agreement under which we granted Air Products a non-exclusive right of entry and license to construct, maintain and operate a carbon dioxide liquefaction plant (the “CO2 Plant”) on a site near our facility. The term of the CO2 Agreement runs for ten (10) years from the startup of the CO2 Plant (the “Initial Term”) and then renews automatically for two (2) additional five (5) year periods thereafter, unless written notice of termination is submitted within six (6) months prior to the end of the then-current term.

Air Products pays us a base price per ton, which acts as a floor price, Air Products will pay us an additional amount based on Air Products profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which Air Products agrees to pay us for a minimum number of tons each year. CO2 was 0.3% of our revenue for Fiscal 2021 and 0.4% in Fiscal 2020.

Principal Product Markets

As described below in “Distribution Methods,” we market and distribute all of our ethanol through Bunge pursuant to the terms of the Restated Ethanol Agreement effective January 1, 2020.  Distiller grains were handled through Bunge during the first half of fiscal year 2020 pursuant to the terms of the Amended and Restated Distiller’s Grain Purchase Agreement dated December 5, 2014 (the "DG Purchase Agreement"). The DG Purchase Agreement expired December 31, 2019; however, as part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities under the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the DG Purchase Agreement.

Our ethanol, distillers grains and distillers corn oil are primarily sold in the domestic market; however, as markets allow, our products can be, and have been, sold in the export markets. We explore all markets for our distillers grains and corn oil products, and we expect Bunge to explore all markets for our ethanol, including export markets. We believe that there is some potential for increased international sales of our products; however, due to high transportation costs, and the fact that we are not located near a major international shipping port, we expect a majority of our products to continue to be marketed and sold domestically.

According to the U.S. Energy Information Administration (the "EIA"), in the first nine months of 2021, ethanol exports decreased 10% as compared to the first nine months of 2020, and 21% as compared to the first nine months of 2019. This puts exports at their lowest point for this period in five years. Canada remains the country importing  the largest percentage of ethanol produced in the United States. South Korea has become the second largest export market for ethanol produced in the United States, while India remains close behind as the third largest destination of U.S. ethanol exports. Exports of the U.S. ethanol to these three countries constitute roughly 55% of all U.S. ethanol exports. China and Peru represent the remaining countries in the top 5 for destinations for U.S. ethanol exports in the first nine months of 2021.

Brazil moved from second place to seventh place, as tariffs implemented by Brazil on U.S. ethanol imports have significantly reduced Brazilian demand. Brazilian demand fell in recent years due to the impact of tariffs on U.S. ethanol imports. The effect of the tariff has been exacerbated by the expiration of a rate tariff quota that previously allowed 750 million liters of ethanol annually to be shipped into Brazil before the tariff applied. This has made ethanol imports more expensive than domestically produced Brazilian ethanol. Despite exports to Brazil being at a decade low, the U.S. Department of Agriculture ("USDA") anticipates that there may be significant gains in this market during Fiscal 2022 due to the Brazilian drought and frost damage that lowered sugarcane yields and raised sugar prices, exacerbated by ongoing fuel recovery demand.

The increase in Chinese imports of ethanol produced in the United States appears to be primarily attributable to a weak crush margin for Chinese producers coupled with Chinese demand rebounding to near 2019 levels. Although Chinese biofuel and trade policy remains uncertain, and import levels have significantly decreased in the latter half of Fiscal 2021, the resurgence of the Chinese market may signal additional export opportunities in the future as Chinese biofuels and carbon- reduction policies are explored.

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

Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exports have increased and may continue to increase as worldwide acceptance grows. According to the Renewable Fuels Association (the "RFA"), U.S. distillers grains annual exports through September 30, 2021 were approximately 5% higher than distillers grains exports for the same nine month period last year. Mexico, South Korea, Vietnam, Indonesia, and Turkey are now the top destinations for U.S. distillers grains exports with Canada significantly trimming its imports in 2020 and 2021.

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

We market and distribute all of the distillers corn oil we produce directly to our buyers within the domestic market.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. During Fiscal 2021, corn prices were higher compared to Fiscal 2020. Overall corn acres planted in 2021 were up 3% over 2020 and the nationwide yield was 3% higher than in 2020 as well.  We benefitted from what we believe to be record yields in our local western Iowa region allowing our Facility to acquire the corn we need to continue to run at full operating level rates throughout the winter months of Fiscal 2022.

Our management expects that corn prices will remain steady or move slightly higher through the first two quarters of Fiscal 2022 due to the beneficial forecasts for corn demand from the USDA. If corn prices rise similar to the record prices seen in 2021, however, it would have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the rising corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

Our Facility would need approximately 48.3 million bushels of corn annually, to produce 140 million gallons of ethanol, or approximately 132,300 bushels per day.  During Fiscal 2021 we purchased 13.1% more corn compared to Fiscal 2020, which was obtained entirely from local markets.  The Company and Bunge were also parties to an Amended and Restated Grain Feedstock Agency Agreement (the “Agency Agreement”).  The Agency Agreement provided that Bunge procure corn for the Company and the Company pay Bunge a per bushel fee, subject to a minimum and maximum annual fee.  The initial term of the Agency Agreement expired on December 31, 2019; however, as part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the Agency Agreement.

Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, about 22,000 MMBTUs of energy are required to produce a gallon of ethanol.  It is our goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDGS as compared to DDGS.

In September 2019, the Company went on line with the Whitefox Integrated Cartridge Efficiency (ICE) system to push towards more efficient operations in our plant. This technology benefits the plant through energy reduction, purity flexibility and debottlenecking of the distillation and dehydration processes. Energy efficiency improved by approximately 1,000 BTU's per gallon of ethanol produced, which results in steam savings and carbon emission reductions In April 2020, the Company implemented Bioleap's Dryer Exhaust Energy Recovers ("DEER"). The DEER system reduces the steam load on the boilers, providing immediate energy savings and freeing up capacity on the current boiler system. The change in the source blend for steam from approximately 95% natural gas and 5% steam in Fiscal 2020 to 100% natural gas and 0% steam in Fiscal 2021 impacted the energy costs for the Company due to the lower cost of natural gas as compared to steam which benefits were partially offset as the natural gas boilers are less efficient than the steam line.

Steam

We are party to a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm agreed to provide up to 475,000 pounds of steam per hour. The Steam Contract links our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates. The Steam Contract expires in November 2024. During Fiscal 2021, we did not purchase any steam from MidAm and steam availability from MidAm continues to be volatile as a result of MidAm’s increased utilization of wind energy, rather than coal, since Fiscal 2017.

Natural Gas

Natural gas accounted for approximately 66.3% of our energy usage (natural gas and electricity) in Fiscal 2021, compared to 57.7% in Fiscal 2020. The increase in our natural gas usage was due to decreased steam availability and certain minimum payment obligations specified in our contract with MidAm. We have two natural gas boilers for use when our steam service is unavailable. Natural gas is also needed for incidental purposes.  We entered into a natural gas supply agreement with Encore Energy in April of 2012 to fulfill our natural gas needs at the Gas Daily Midpoint pricing.

Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2021 we used approximately 4.9% less electricity compared to Fiscal 2020. This was primarily due to our various energy saving projects that were completed in 2019 and 2020. The Company continues to explore technology improvements that reduce the amount of electricity we use.

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

In Fiscal 2021, Bunge constituted 74% of total revenues, compared to almost 83% of revenue in Fiscal 2020.

Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other domestic plants.  At the end of 2020, the Renewable Fuels Association ("RFA") estimated that there were 208 installed ethanol production facilities in the United States with a total capacity of 17.4 billion gallons based on nameplate capacity and 16 additional plants under expansion or construction. In Fiscal 2021 we have seen a rebound in the ethanol margin environment that shows a substantial improvement from the decade lows experienced in 2020. As a result, competing plants have come back on line or otherwise resumed operations and expansion has resumed within the industry, primarily in North Dakota. While it is important to note that 2020 was an atypical year as transportation fuel demand was severely reduced because of COVID-19 restrictions and lockdowns, there is renewed optimism in the market as ethanol commodity prices have pushed through the $2.00/ gallon mark, a feat last accomplished in 2014. In recent weeks, margins have hit the highest marks since December 2014, according to data from Iowa State University.

Since ethanol is a commodity product, competition in the industry is predominately based on price. The top five producers account for almost half of domestic production. We are in direct competition with many of these top five producers as well as other national producers, many of whom have greater resources and experience than we have and each of which is producing significantly more ethanol than we produce. In addition, we believe that the ethanol industry will continue to consolidate leading to a market where a small number of large ethanol producers with substantial production capacities will control an even larger portion of the U.S. ethanol production. In recent years, the ethanol industry has also seen increased competition from oil companies that have purchased ethanol production facilities. These oil companies are required to blend a certain amount of ethanol each year.

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

Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Brazilian imports account for less than 1% of U.S. ethanol consumed. Many in the ethanol industry are concerned that certain provisions of the Renewable Fuel Standard (the "RFS") as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS requirement to blend 5 billion gallons of advanced biofuels. U.S. imports of ethanol produced in Brazil are down significantly (approximately 52%) through the first nine months of 2021 compared to the same period in 2020, however, no Brazilian ethanol was imported during the first five months of 2021. Per the RFA, virtually all imports of fuel ethanol in 2020 entered the United States in California, where they can take advantage of the state's Low Carbon Fuel Standard and get premium values for "advanced biofuel" RFS credits.

Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the RFA, Iowa had 43 operating ethanol refineries in production, with a combined nameplate capacity to produce 4.6 billion gallons of ethanol.  For Nebraska, the RFA reports there are currently 26 existing ethanol plants in production in Nebraska, with a combined ethanol nameplate production capacity of approximately 2.3 billion gallons. Given the recent highs in ethanol margins and the favorable growing season for corn in the region, local competition continues to strengthen following the downturn in 2020 caused primarily by the impacts of the COVID-19 pandemic.

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

Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the RFA 2021 Ethanol Outlook (the "RFA 2021 Outlook"), ethanol plants produced almost 33.1 million metric tons of distillers grains and other animal feed in 2020 and 3.3 billion pounds of distillers corn oil.  We compete with other producers of distillers grains products both locally and nationally.

The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2021 Outlook, which comprises 78% of distiller grains consumption. In recent years, an increasing amount of distillers grains have been used in the swine, poultry and fish markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.

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

Principal Supply & Demand Factors

Ethanol

Ethanol prices increased dramatically during Fiscal 2021 , reaching heights not seen since 2014 as the rebounding demand for blended gasoline and decreased supply following slow-downs in production during Fiscal 2020 caused prices to rise. In the first quarter of Fiscal 2021 the average price of a gallon of ethanol sold for $1.30 and by the fourth quarter of Fiscal 2021, the price had increased to $2.15. The same price increases were also experienced with the inputs where the price of corn increased from $4.45 a bushel in the first quarter of Fiscal 2021 to $6.78 a bushel in the fourth quarter of Fiscal 2021.

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

Management also believes it is important that ethanol blending capabilities of the gasoline market be expanded to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand retail ethanol distribution and blending infrastructure, which would allow the ethanol industry to supply ethanol to markets in the United States that are not currently selling significant amounts of ethanol. On June 1, 2019, President Trump initiated rulemaking to expand fuel waivers for E15 to allow year-round sale of fuel blends containing gasoline up to a 15% blend of ethanol. In June 2021, however, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority. Although there have been significant developments towards the availability of E15 in the marketplace, there are still obstacles that could inhibit meaningful market penetration by E15.

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

Management expects that distillers grain prices will continue to generally follow the price of corn during Fiscal 2022.

Competition for Supply of Corn

During crop year 2021/22, according to the USDA November 2021 report, 85.1 million acres of corn were harvested, which was up 3% from 2020/21. The expected yield is 177.0 bushels per acre, which is up 5.6% compared to 2020's results. Prices for corn are expected to fall slightly as production, which was slowed by COVID-19 pandemic in 2020, catches up with demand.

Competition for corn supply from other ethanol plants and other corn customers exists around our Facility.  According to RFA 2021 Ethanol Industry Outlook, there were 43 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced.

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2020/2021, 5.0 billion bushels of U.S. corn are expected to be used in ethanol production, with 7.3 billion bushels being used in food and other industrial uses, and 2.5 billion bushels used for export. In 2019/2020, 4.9 billion bushel were used in ethanol production, with 6.3 billion used in food and other industrial uses and 1.8 billion used for export.

Federal Ethanol Support and Governmental Regulations

RFS and Related Federal Legislation

The ethanol industry receives support through the Federal Renewable Fuels Standard (the "RFS") which has been, and continues to be, a driving factor in the growth of ethanol usage. The RFS requires that each year a certain amount of renewable fuels must be used in the United States. The RFS is a national program that allows refiners to use renewable fuel blends in those areas of the country where it is most cost-effective. The EPA is responsible for revising and implementing regulations to ensure that transported fuel sold in the United States contains a minimum volume of renewable fuel. The RFS statutory volume requirement increases incrementally each year until the United States is statutorily required to use 36 billion gallons of renewable fuels by calendar year 2022. The EPA has the authority, however, to waive the RFS statutory volume requirements, in whole or in part, provided that there is either inadequate domestic renewable fuel supply or the implementation of the requirement would severely harm the economy or environment of a state, region or the United States.

Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. For 2020, 2021, and 2022 the statutory volume requirements for renewable fuels were 30 billion gallons, 33 billion gallons, and 36 billion gallons, respectively. In 2019 the EPA set the 2020 renewable volume obligation at 20.09 billion gallons of renewable fuels—far below the statutory threshold—and has since failed to establish final renewable volume obligations under the RFS despite its obligation to do so. On December 7, 2021, the EPA issued a proposed rule (the “Proposed Rule”) to revise the 2020 renewable volume obligations (RVOs) and establish renewable volume obligations for 2021 and 2022. The Proposed Rule would retroactively reduce the 2020 renewable volume obligation to 17.13 billion gallons. For 2021, the EPA’s Proposed Rule is proposing to set the renewable volume obligation at 18.52 billion gallons, and 20.77 billion gallons for 2022. EPA will accept public comment on the Proposed Rule through February 4, 2022, following which the EPA will release a final rule, which may be materially different than the Proposed Rule.

              In November 2021, the EPA announced a proposed rulemaking to extend RFS compliance deadlines for 2019 and 2020.  The 2019 extension applies only to small refineries, but the 2020 extension applies to all refineries.  This allows oil refineries to delay providing proof that they are in compliance with the RFS’ biofuel blending requirements. This delay continues to cause uncertainty and instability within the renewable fuels marketplace and could impact the price of ethanol during fiscal year 2022.

              Although renewable volume obligations establish the number of gallons of renewable fuel that must be blended into the nation’s fuel supply, these obligations do not take into account waivers granted by the EPA to small refiners for "hardship."  The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify, for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. In a separate action on December 7, 2021, the EPA proposed denying 65 small refinery waiver petitions in a break from past practice under the Trump administration. On December 8, 2021, a federal court of appeals granted EPA’s request to remand to EPA 31 SREs exemptions granted during the Trump administration.  Broadly, waivers reduce the demand for RINs.

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

State Initiatives and Mandates

In 2006, Iowa passed legislation promoting the use of renewable fuels in Iowa.  One of the most significant provisions of the Iowa renewable fuels legislation was a renewable fuels targeted set of tax credits encouraging an escalating percentage of the gasoline sold in Iowa to consist of, be blended with, or be replaced by, renewable fuels. To receive the tax credit, retailers of gasoline are required to reach escalating annual targets of the percentage of their gasoline sales that consist of, are blended with, or are replaced by, renewable fuels. This renewable fuel tax credit originally required 10% of the gasoline that retailers sold to fall within the renewable fuels definitions to receive the credit and has increased incrementally to 25% as of January 1, 2020. This tax credit automatically repealed itself on January 1, 2021 for tax years beginning on or after that date.

E85

Demand for ethanol has been affected by moderately increased consumption of E85 fuel, a blend of 85% ethanol and 15% gasoline, which is available for use in flex fuel vehicles.   There are more than 21 million flex fuel vehicles on the road today, or approximately 8% of all vehicles, representing more vehicles than require premium gasoline today.  In addition to use as a fuel in flexible fuel vehicles, E85 can be used as an aviation fuel, as reported by the National Corn Growers Association, and as a hydrogen source for fuel cells. According to the U.S. Department of Energy, there are currently more than 21 million flexible fuel vehicles capable of operating on E85 in the United States and nearly all of the major automakers have available flexible fuel models and have indicated plans to produce several million more flexible fuel vehicles per year.  The U.S. Department of Energy reports that there are more than 4,000 retail gasoline stations supplying E85 or other ethanol flex fuel blends.  While the number of retail E85 suppliers has increased each year, this remains a relatively small percentage of the total number of U.S. retail gasoline stations, which is well over 100,000.  In order for E85 fuel to increase demand for ethanol, it must be available for consumers to purchase it.  As public awareness of ethanol and E85 increases along with E85’s increased availability, management anticipates some growth in demand for ethanol associated with increased E85 consumption. The USDA provides financial assistance to help implement “blender pumps” in the United States in order to increase demand for ethanol and to help offset the cost of introducing mid-level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends.

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

E15

E15 is a blend of higher octane gasoline.  E15 was approved for use in model year 2001 and newer cars, light-duty trucks, medium-duty passenger vehicles (SUVs) and all flex-fuel vehicles by the U.S. Environmental Protection Agency in 2012, This approved group of vehicles includes 90% of the cars, trucks and SUVs on the road today According to the Renewable Fuel Association. This higher octane fuel is available in 30 states at retail fueling stations. Sheetz, Kum & Go, Murphy USA, MAPCO Express, Protec Fuel, Minnoco, Thornton's, Hy-Vee, Growmark and Casey's all offer E15 to 2001 and newer vehicles today at several stations. One of the historic challenges with the growth of the E15 market is the fact that, the waiver in the Clean Air Act, known as the One-Pound Waiver, which allows E10 to be sold year-round, does not apply to E15 or higher blends, even though it has similar physical properties to E10. In May 2019, the EPA finalized a rule extending the One-Pound Waiver to E15 so its sale could expand beyond flex-fuel vehicles during the June 1 to September 15 summer driving season. In June 2021, however, the U.S. Court of Appeals for the District of Columbia struck down this rule finding that the EPA exceeded its authority.

In May 2020, the USDA announced the Higher Blends Infrastructure Incentive Program which consists of up to $100 million in funding for grants to be used to increase the availability of higher blends of ethanol and biodiesel fuels and to help increase the implementation of “blender pumps” in the United States. Funds may be awarded to retailers such as fueling stations and convenience stores to assist in the cost of installation or upgrading of fuel pumps and other infrastructure which helps offset the cost of introducing higher level ethanol blends into the United States retail gasoline market. A blender pump is a gasoline pump that can dispense a variety of different ethanol/gasoline blends. Blender pumps typically can dispense E10, E15, E20, E30, E40, E50 and E85. These blender pumps accomplish these different ethanol/gasoline blends by internally mixing ethanol and gasoline which are held in separate tanks at the retail gas stations. Many in the ethanol industry believe that increased use of blender pumps will increase demand for ethanol by allowing gasoline retailers to provide various mid-level ethanol blends in a cost effective manner and allowing consumers with flex-fuel vehicles to purchase more ethanol through these mid-level blends. However, the expense of blender pumps has delayed their availability in the retail gasoline market. In October 2020, the USDA announced the grant of $22 million of awards to the first round of recipients. To date, the USDA has awarded approximately $66.4 million to eligible projects.

The program's predecessor, the Biofuels Infrastructure Partnership ("BIP"), was implemented by the USDA in May 2015 to increase the availability of higher blends and to fund the installation of new ethanol infrastructure. The USDA reports that to date, 20 states have received BIP federal funding in an aggregate amount of $100 million covering nearly 1,500 stations with almost 5,000 proposed pumps.

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

There is not an active trading market for our membership units. To maintain our partnership tax status, our units may not be publicly traded.  Within applicable tax regulations, we utilize a qualified matching service (“QMS”) to provide a limited market to our members, but we have not and will not apply for listing of the units on any stock exchange.  Finally, applicable securities laws may also restrict the transfer of our units.  As a result, while a limited market for our units may develop through the QMS, members may not sell units readily, and use of the QMS is subject to a variety of conditions and limitations.  The transfer of our units is also restricted by our Fifth Amended and Restated Operating Agreement dated June 19, 2020 (the “Operating Agreement”) unless the Board of Directors (the “Board” or “Board of Directors”) approves such a transfer. Furthermore, the Board will not approve transfer requests which would cause the Company to be characterized as a publicly traded partnership under the regulations adopted under the Internal Revenue Code of 1986, as amended (the “Code”).  The value of our units will likely be lower because they are illiquid. Members are required to bear the economic risks associated with an investment in us for an indefinite period of time.

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

Risks Associated With Operations

The ongoing impacts of the COVID-19 pandemic and its variants may negatively affect our operations, financial condition, and demand for our products.

The COVID-19 pandemic and the new variants of the virus are still impacting countries, communities, supply chains and commodities markets, in addition to the global financial markets. This pandemic has resulted in social distancing, travel bans, governmental stay-at-home orders, and quarantines, and if any of these measures are reinstituted or prolonged, they may limit access to our facilities, customers, suppliers, management, support staff and professional advisors. At this time it is not possible to fully assess the impact of the COVID-19 pandemic on the Company’s operations and capital requirements, but the aforementioned factors, among other things, may impact our operations, financial condition and demand for our products, as well as our overall ability to react timely and mitigate the impact of this event. Depending on its severity and longevity, the COVID-19 pandemic may have a material adverse effect on our business, customers, and members.

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

One of the most significant factors influencing the price of ethanol has been the substantial increase in ethanol production in recent years. According to the RFA, domestic ethanol production capacity increased from an annualized rate of 1.5 billion gallons per year in 1999 to a record 16.9 billion gallons in 2019 with additional production capacity still under construction. Given the near record ethanol crush margin at present, owners of ethanol production facilities may increase production levels to pre-pandemic levels or to even greater production levels, resulting in further increases in domestic ethanol inventories. Any increase in the supply of ethanol may not be commensurate with increases in the demand for ethanol, thus leading to lower ethanol prices. Also, demand for ethanol could be impaired due to a number of other factors, including regulatory developments and reduced United States gasoline consumption. Reduced gasoline consumption has occurred in the past and could occur in the future as a result of increased gasoline or oil prices or other factors such as increased automobile fuel efficiency. Any of these outcomes could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Reduced ethanol exports due to the imposition of tariffs on U.S. ethanol could have a negative impact on ethanol prices.

Brazil has historically been a top destination for ethanol produced in the United States. However, Brazil has imposed a tariff on ethanol which is produced in the United States and exported to Brazil. This tariff has resulted in a decline in demand for ethanol from Brazil. Additionally, China has imposed a tariff on ethanol which is produced in the United States and exported to China which has negatively impacted exports of ethanol to China. These tariffs and their associated effects on international demand for ethanol produced in the United States have negatively impacted the market price of ethanol in the United States and could adversely impact our ability to profitably operate the Company in the future.

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

Ethanol production requires a constant and consistent supply of energy.  If our production is halted for any extended period of time, it will have a material adverse effect on our business.  If we were to suffer interruptions in our energy supply, our business would be harmed.  We have entered into the Steam Contract with MidAm and we also are able to operate at full capacity using natural gas-fired boilers, which mitigates the risk of disruption in steam supply.  However, the amount of natural gas we are permitted to use for this purpose is currently limited and the price of natural gas may be significantly higher than our steam price.  In addition, natural gas and electricity prices have historically fluctuated significantly. Increases in the price of steam, natural gas or electricity would harm our business by increasing our energy costs.  The prices which we will be required to pay for these energy sources will have a direct impact on our costs of producing ethanol and our financial results.

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

Trade actions by the Biden Administration and foreign governments, particularly those affecting the agriculture sector and related industries, could adversely affect our operations and profitability.

              In a global economy domestic and foreign government policies and regulations significantly impact domestic agricultural commodity production and trade flows. Governmental policies affecting the agricultural industry, such as taxes, trade tariffs, duties, subsidies, import and export restrictions on commodities and commodity products, can influence industry profitability, the planting of certain crops, the location and size of crop production, whether unprocessed or processed commodity products are traded, and the volume and types of imports and exports.  International trade disputes can also adversely affect trade flows by limiting or disrupting trade between countries or regions.  Future governmental policies, regulations or actions affecting our industry may adversely affect the supply of, demand for and prices of our products, restrict our ability to do business and cause our financial results to suffer.

              For example, as a result of trade actions announced by the Trump administration and responsive actions announced by our trading partners, including by China, the domestic ethanol market has experienced negative impacts of higher ethanol tariffs and other disruptions to international agricultural trade.  Additionally, the imposition of certain duties on exports of distillers grains created significant trade barriers and has significantly decreased demand for such products from China and the prices for distiller’s grains produced in the United States.  Although the markets have substantially adjusted to these shifts, ongoing changes in domestic and foreign policy could negatively impact our results of operations and the profitability of the Company.

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

The broad commercialization and acceptance of Electric Vehicles (EV) and other Alternative Fuel Source Vehicles may have a negative impact on gasoline and biofuels, including ethanol, which could negatively impact our profitability.

A number of automotive, industrial and power generation manufacturers are developing alternative clean power systems using fuel cells, plug-in hybrids, electric cars or clean burning gaseous fuels. Like ethanol, the emerging fuel cell and electric-powered vehicle industries offer technological options to address worldwide energy costs, the long-term availability of petroleum reserves and environmental concerns. Fuel cells have emerged as a potential alternative to certain existing power sources because of their higher efficiency, reduced noise and lower emissions. Fuel cell industry participants are currently targeting the transportation, stationary power and portable power markets in order to decrease fuel costs, lessen dependence on crude oil and reduce harmful emissions. The same can be said of electric-powered vehicles. If the fuel cell industry continues to expand and gain broad acceptance and becomes readily available to consumers for motor vehicle use, we may not be able to compete effectively. Likewise, participants in the emerging electric-powered vehicle industry are currently targeting the transportation market to decrease dependence on crude oil and reduce harmful emissions. If the electric-powered vehicle industry continues to expand and gain broad acceptance, the ethanol and larger gasoline industry may not be able to compete effectively. This additional competition could reduce the demand for ethanol, which would negatively impact our profitability

The inability to become a carbon-neutral or carbon-negative fuel source could affect our future ability to compete in the market, which could negatively impact our profitability.

RFA members have pledged to achieve a net-zero carbon footprint by 2050 or sooner. To stay competitive with electric vehicles and other Alternative Fuel Source Vehicles in an economy which continues to highly-value carbon neutral or zero-carbon alternatives, it is likely going to be imperative that the ethanol industry and the Company become producers of carbon neutral or carbon-negative fuel sources in the future. In order for the Company to achieve this reduction in carbon impact, the Company anticipates that a solution for carbon capture must be identified and implemented with respect to the Company’s plant. There are various solutions to this issue and the Company must determine which path forward is the most effective while also being a fiscally sound decision. If the Company is unable to maintain its competitive edge in the marketplace, or if the Company were to select an improper technology in its attempts to reduce its carbon impact, it could have a negative effect on the Company’s results of operations and profitability.

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

Annually, the EPA is supposed to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligations. In the past, the EPA has set the renewable volume obligations below the statutory volume requirements. The EPA issued the final rule for 2020 which set the annual volume requirements for renewable fuel at 20.09 billion gallons of renewable fuel. Both the final 2019 volume requirements and the final 2020 volume requirement maintained the number of gallons that may be met by conventional renewable fuels such as corn based ethanol at 15.0 billion gallons. On December 7, 2021, the EPA issued a proposed rule (the “Proposed Rule”) to revise the 2020 renewable volume obligations (RVOs) and establish renewable volume obligations for 2021 and 2022. The Proposed Rule would retroactively reduce the 2020 renewable volume obligation to 17.13 billion gallons. For 2021, the EPA’s Proposed Rule is proposing to set the renewable volume obligation at 18.52 billion gallons, and 20.77 billion gallons for 2022. At this time, there is substantial uncertainty about the future of the RFS and the aggregate obligations to be imposed on refiners in the future. Because the RFS is the predominate driver of demand for renewable fuels in the domestic marketplace, additional decreases in the renewable volume obligations, or a decrease in the scope and targets of the RFS could have a material impact on the price of ethanol and our profitability.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

As of September 30, 2021, we had 8,975 Series A Units issued and outstanding held by 840 persons.  We do not have any established trading market for our units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our units.

To date, we have made distributions totaling $28.9 million to our members, with no distributions made during Fiscal 2021 or Fiscal 2020. We cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.

Item 6.     [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General Overview and Recent Developments

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition, results of operations, and material cash requirements. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements thereto and the risk factors contained herein.

The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company is permitted to produce 140 million gallons of ethanol.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, and corn oil in the United States, Mexico and the Pacific Rim.

On November 26, 2019, the EPA approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated for up to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG ("Greenhouse gas" impacts) reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company anticipates completing the registration process by the end of the second quarter in the fiscal year ending September 30, 2022 ("Fiscal 2022").

Industry Factors Affecting our Results of Operations

For the fiscal year ended September 30, 2021 ("Fiscal 2021") compared to the fiscal year ended September 30, 2020 ("Fiscal 2020"), the average price per gallon of ethanol sold increased by 58% due to reduced stocks, increasing demand and higher corn and energy prices. There have also been increased prices for crude oil and gasoline in Fiscal 2021 compared to Fiscal 2020 due to reduced supply world-wide, and an increase in driving compared to Fiscal 2020 when there were lockdown orders and restrictions on travel imposed by many authorities.

Corn prices increased 59% during Fiscal 2021. compared to Fiscal 2020 due to the anticipated high demand for corn in China and portions of the United States experiencing severe droughts. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices, and such changes have a material effect on our cost of goods sold with corn being one of our primary inputs.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain high or further increase, that could have a significant impact on the market price of ethanol and our net income, particularly should ethanol stocks remain low.

During Fiscal 2021, the Company faced significant challenges with respect to transportation and logistics. Like many companies, the ongoing impacts of the COVID-19 pandemic on coastal ports and the trucking industry had a material effect on our ability to timely, economically, and consistently ship products both domestically and abroad.  Management continues to explore various options to mitigate these challenges, but expects them to be a factor into Fiscal 2022. Management does not know when these logistics challenges will dissipate at this time.

The average market price per ton of distillers grains sold in Fiscal 2021, increased by 26% compared to the average price per ton of distillers grains sold for the same period in Fiscal 2020. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative during Fiscal  2021. Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. If there continues to be an oversupply of soybean meal, that could have a negative effect on the price of distillers grains. An increase in supply as certain ethanol plants return to higher production levels as operating conditions improve could also have a negative effect on distillers grains prices.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2021 and 2020.

	Fiscal 2021		Fiscal 2020
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Income Statement Data
Revenues	$302,820	100.0%	$198,614	100.0%
Cost of Goods Sold
Material Costs	245,478	81.1%	142,477	71.7%
Variable Production Expense	28,145	9.3%	24,367	12.3%
Fixed Production Expense	13,872	4.6%	26,045	13.1%
Gross Margin	15,325	5.0%	5,725	2.9%
General and Administrative Expenses	5,733	1.9%	5,169	2.6%
Other Expenses and Income, net	1,008	0.3%	998	0.5%
Net Income (Loss)	$8,584	2.8%	$(442)	(0.2)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. The increase in revenue from Fiscal 2021 compared to Fiscal 2020 is primarily attributable to increased demand for our products driven by the lifting of lockdowns from the pandemic and vaccine distributions resulting in people going back to work and starting to travel again. For our main product ethanol, there was a 58% increase in the average price per gallon of ethanol in Fiscal 2021 as compared to Fiscal 2020 driven by the tight supply of ethanol coupled with rising demand post-pandemic, and a 9.2% increase in the volume of ethanol sold during Fiscal 2021 compared to Fiscal 2020. There was also an increase of 3.2% in the volume of distillers grains sold and an increase in the average price per ton of distillers grains of approximately 26% primarily attributable to the prevailing prices of distillers grains compared to competing feed products. Distillers corn oil revenue also increased 94% in Fiscal 2021 compared to Fiscal 2020 due to an increase of 6.3% in tons sold in Fiscal 2021 as compared to Fiscal 2020, along with an increase of 83% in the price of distillers corn oil due to biodiesel processors utilizing higher quantities of distillers corn oil, thereby substantially increasing demand.

The market experienced lower domestic demand in response to the COVID-19 pandemic in 2020 which caused consumer driving to decrease. In addition, the market experienced weak export demand as a result of the impact of the pandemic on the worldwide economy All of these factors resulted in an extremely tight year for the ethanol industry. In Fiscal 2021, we witnessed a recovery in ethanol prices, distillers grains prices and distillers corn oil prices driven by strong demand for each product coupled with lower supply attributable to industry slowdowns in 2020.  Ethanol prices are typically directionally consistent with changes in corn and energy prices, and in Fiscal 2021, we did see the price of ethanol increase 58% over the course of the year with a similar increase in the cost of corn of 59%.

The 26% increase in the average price of distillers grains was coupled with a 3.2% increase in tonnage sold resulting in a 40% increase in this revenue category.

During Fiscal 2021, corn oil prices increased 83% and tons sold increased 6.3% compared to Fiscal 2020, due to biodiesel processors utilizing higher quantities of corn oil. Although management believes that corn oil prices will remain relatively steady at the current price levels, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil.

	Fiscal 2021		Fiscal 2020
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$227,036	75.0%	$147,605	74.3%
Distiller's Grains	55,561	18.3%	39,781	20.0%
Corn Oil	18,996	6.3%	9,886	5.0%
Other	1,227	0.4%	1,342	0.7%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 95% and 97.1% for Fiscal 2021 and 2020, respectively, and decreased due to the increase in prices for ethanol, distillers corn oil and distillers grains.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with natural gas and electricity as our primary energy sources. Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn. Material costs increased as a result of the average price of corn used in ethanol production per bushel increasing by 59% in Fiscal 2021 from Fiscal 2020 on a 10% increase in ethanol production in Fiscal 2021 compared to Fiscal 2020.

Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in an decrease of $4.4 million in our cost of goods sold for Fiscal 2021, compared to a decrease of $2.6 million in our cost of goods sold for Fiscal 2020.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Our average natural gas energy cost increased 26% per MMBTU comparing Fiscal 2021 to Fiscal 2020 due to the increased cost of natural gas during Fiscal 2021. Variable production expenses increased when comparing Fiscal 2021 to Fiscal 2020 due to higher energy costs resulting from higher volume.  Fixed production expenses were lower when comparing Fiscal 2021 to Fiscal 2020 due to lower lease expenses due to resigning the railcar agreement and lower repairs and maintenance costs.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.9% for Fiscal 2021 and 2.6% for Fiscal 2020.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2021 increased 10.9% compared to Fiscal 2020.  The increase in general and administrative expenses from Fiscal 2020 to Fiscal 2021 is due mainly to higher legal and professional fees and dues and subscription costs which include annual software licensing fees.

Other Expense

Our other expenses were approximately $1.0 million for both Fiscal 2021 and 2020, and were approximately 0.3% and 0.5% of our revenues for Fiscal 2021 and 2020, respectively. The majority of this line item consists of consistent patronage dividends that we receive annually.

Key Operating Measures

	Fiscal 2021	Fiscal 2020
Production (Denatured gallons)	129.8	117.8
Ethanol Yield (den gal/bu)	2.931	2.88
Ethanol Price (per gal)	1.76	1.24
Corn Price (per bu)	5.47	3.47
Corn Oil Yield (lbs/bu)	0.942	0.942
BTU's / gallon	22,154	23,740
Steam / Nat Gas Cost per MMBTU	3.302	2.623
kWh/gallon	0.642	0.677
Chemical Cost ($/gal)	0.095	0.083

Our production increased 10.2% when comparing Fiscal 2020 to Fiscal 2021 due to the effects of the pandemic in 2020 and the reduced ethanol production experienced nationwide. The average ethanol price per gallon increased 58% year over year due to the increased demand and constraints on supply and transportation. The price of corn increased 57.6% on average due to input costs, early projections of drought and transportation constraints. While the overall cost of natural gas went up 25.9%, the Company was able to reduce its BTU's per gallon by 6.7% due to energy efficiency improvements throughout the plant.  The cost of chemicals increased 14.5% year over year due to reduced supply, higher natural gas prices (impacting nitrogen based chemicals) and labor shortages.

Paycheck Protection Program Loan

On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements.  The Company has applied for forgiveness on the PPP loan from the Small Business Administration ("SBA") and as of December 18, 2021, is awaiting a response on our request.

On January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation (the "Second PPP Loan"). As in the original PPP loan, expenses for approved payroll costs, lease payments on agreements and utility payments under agreements and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non-payroll expenses.  PPP loan proceeds used by a borrower for the approved expense categories will generally be forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness of the Second PPP Loan in September of 2021.  As of December 18, 20201, we are still awaiting a response on our request.

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance of $1.9 million, $5 million available under the term revolver and working capital of $21.3 million.

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

During Fiscal 2021, we entered into Amendments No. 5, 6 and 7 to the Credit Agreement (the “Amendments”). The following are the key modifications made by the Amendments:

•

The existing term note is replaced by a Second Amended and Restated Term Note with a maximum principal amount of $30.0 million, a maturity date of November 15, 2024, an interest rate of LIBOR + 340 basis points, and required the Company make one principal payment of $3.75 million during Fiscal 2021, which payment was made on March 1, 2021, and thereafter requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023.  All remaining amounts due under the Second Amended and Restated Term Note are due and payable on the maturity date

•

The Company’s existing First Amended and Restated Revolving Term Note (the “Restated Revolving Term Note”) was amended to provide that the current interest rate of LIBOR + 340 basis points is now subject to change as discussed below

•

The Company entered into a new Revolving Credit Note (the “New Revolving Credit Note”) with a maximum draw amount of $10,000,000, a maturity date of February 1, 2022 and an interest rate of LIBOR + 340 basis points (which interest rate is subject to change as discussed below).  The full amount of this New Revolving Credit Note is available on a revolving basis from time to time through maturity.

•	The provisions of the Second Amended and Restated Term Note, Restated Revolving Term Note, and New Revolving Credit Note (the “Notes”) are amended to provide for the adjustment of the interest rate applicable to each of the foregoing in connection with the phasing out of LIBOR. The Credit Agreement previously calculated the interest rates for the each of the Notes as LIBOR plus a 340 basis point spread. The Fifth Amendment provides that the interest rate for each Note is calculated using LIBOR + 340 basis points until the occurrence of certain events. Upon the earliest occurrence of one of the specified events, the interest rate applicable to the Notes converts to a variant of the secured overnight financing rate (“SOFR”), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread

Primary Working Capital Needs

Cash provided by operations for Fiscal 2021 and 2020 was $6.4 million and $7.1 million, respectively.  This change is primarily due to the high cost of corn and related inventory during 2021.  For Fiscal 2021 and 2020, net cash (used in) investing activities was $(8.3) million and $(8.2) million, respectively, primarily for fixed asset additions.  For Fiscal 2021 and 2020, net cash flows provided by financing activities was $2.7 million and $1.1 million, respectively due to increased revolver loan borrowings, primarily for the purchase of corn and the related costs associated with those purchases.

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

             The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the considerations the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from the contracts with customers. The Company applies the five-step method to all contracts with customers.

             The Company sells ethanol (pursuant to a marketing agreement) and related products (direct sales). Revenues are recognized when the risk of loss has been transferred to the marketing company (or direct buyer) and the marketing company or direct buyer has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.

              The Company's products are generally shipped Free on Board ("FOB") shipping point and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  Subject to a few limited exceptions, all of the Company's ethanol sales are handed through an ethanol purchase agreement (the "Ethanol Agreement") with Bunge North America, Inc. ("Bunge") which was restated effective January 1, 2020, in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"). Syrup and distillers grains (co-products) were previously sold through a distillers grains agreement (the "DG Agreement") with Bunge, based on market prices. As discussed in Note 9, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020.  Since April 1, 2020, the Company has been responsible for these functions.  The Company markets and distributes all of the distillers corn oil it produces directly to end users at market prices.  Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the  "CO2 Agreement") with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.

•	Accounts Receivable

              Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer's financial condition, credit history and current economic conditions. As of September 30, 2021, and September 30, 2020, management had determined an allowance of $0.2 million and $0.1 million was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2021, the Company had 10.5 million gallons in open contracts for ethanol, 45 thousand tons of open contracts on dried distillers grains , 73 thousand tons of wet distillers grains, and 8.5 million pounds of corn oil on open contracts.

Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2021, the Company was committed to purchasing 5.1 million bushels of corn on a forward contract basis resulting in a total commitment of $26.6 million.   In addition the Company was committed to purchasing 249 thousand bushels of corn using basis contracts.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of Southwest Iowa Renewable Energy, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC (the Company) as of September 30, 2021 and 2020, the related statements of operations, members’ equity and cash flows for each of the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have Served as the Company's auditor since 2008.

Des Moines, Iowa

December 23, 2021

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2021	September 30, 2020
ASSETS
Current Assets
Cash and cash equivalents	$1,945	$1,116
Accounts receivable, net of allowance for doubtful accounts	12,766	8,488
Derivative financial instruments	1,556	705
Inventory	28,677	13,369
Prepaid expenses and other	443	424
Total current assets	45,387	24,102
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	255,623	247,462
Office and other equipment	1,892	1,803
	259,579	251,329
Accumulated depreciation	(153,546)	(142,444)
Net property, plant and equipment	106,033	108,885

Other Assets
Right of use asset operating leases, net	3,937	6,667
Other Assets	1,069	1,172
Total Assets	$156,426	$140,826

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$7,695	$3,204
Accrued expenses	4,556	4,176
Current maturities of notes payable	10,019	8,191
Current portion of operating lease liability	2,922	3,052
Total current liabilities	25,192	18,623
Long Term Liabilities
Notes payable, less current maturities	51,677	48,529
Other long-term liabilities	4,154	4,255
Operating lease liability, less current maturities	1,015	3,615
Total long term liabilities	56,846	56,399

Members' Equity
Members' capital
8,975 units issued and outstanding as of September 30, 2021 and 2020	64,106	64,106
Retained earnings	10,282	1,698
Total members' equity	74,388	65,804
Total Liabilities and Members' Equity	$156,426	$140,826
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)
	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
Revenues	$302,820	$198,614
Cost of Goods Sold
Cost of goods sold-non hedging	291,890	195,488
Realized & unrealized hedging (gains) losses	(4,395)	(2,599)
	287,495	192,889

Gross Margin	15,325	5,725

General and administrative expenses	5,733	5,169

Operating Income	9,592	556

Other Expense
Interest expense and other income, net	1,008	998

Net Income (Loss)	$8,584	$(442)

Weighted Average Units Outstanding -basic and diluted	8,975	9,899
Income (Loss) per unit -basic and diluted	$956.43	$(44.65)
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)
	Members' Capital	Retained Earnings	Total
Balance, September 30, 2019	$87,165	$2,140	$89,305
Repurchase of Membership Units	(23,059)	—	(23,059)
Net (Loss)	—	(442)	(442)

Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income	—	8,584	8,584

Balance, September 30, 2021	$64,106	$10,282	$74,388
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)
	Year Ended	Year Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$8,584	$(442)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,114	10,694
Amortization	78	100
Loss on disposal of property and equipment	—	85
Change in other assets, net	103	275
Bad debt expense	79	128
(Increase) decrease in current assets:
Accounts receivable	(4,357)	700
Inventory	(15,308)	3,798
Prepaid expenses and other	(19)	(93)
Derivative financial instruments	(851)	(627)
Increase in other long-term liabilities	2,076	383
Increase (decrease) in current liabilities:
Accounts payable	4,491	(949)
Derivative financial instruments	—	(597)
Accrued expenses	380	(6,311)
Net cash provided by operating activities	6,370	7,144

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,262)	(8,342)
Proceeds from sale of property and equipment	—	127
Net cash (used in) investing activities	(8,262)	(8,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	(33)	(223)
Settlement of put option liability	—	(6,037)
Proceeds from notes payable	244,441	223,736
Payments of notes payable	(241,687)	(193,305)
Repurchase of membership units	—	(23,059)
Net cash provided by financing activities	2,721	1,112

Net increase in cash and cash equivalents	829	41

CASH AND CASH EQUIVALENTS
Beginning	1,116	1,075
Ending	$1,945	$1,116

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,026	$1,927

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Establishment of lease liability and right-of-use asset	$—	$9,684
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2021

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 140 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 127.0 million gallons and 115.0 million gallons of ethanol in Fiscal 2021 and Fiscal 2020, respectively. The Company sells its ethanol, distillers grains, corn syrup, and distillers corn oil in the continental United States, Mexico and the Pacific Rim.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the considerations the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The Company applies the five-step method to all contracts with customers.

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the risk of loss has been transferred to the marketing company and the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.

The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) were sold through a distillers grains agreement (the “DG Agreement”) with Bunge, based on market prices. As discussed in Note 9, the initial term of this DG Agreement expired December 31, 2019, and as set forth in the Bunge Repurchase Agreement, Bunge provided transition services for all duties and responsibilities of the original DG Agreement through March 31, 2020. The Company is now responsible for all of these functions. The Company markets and distributes all of the corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.

Accounts Receivable

Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2021 and 2020, management had determined an allowance of $206 thousand and $128 thousand, respectively, was necessary.  Receivables are written off when deemed uncollectible, and recoveries of receivables written off are recorded when received.

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

The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of September 30, 2021, the Company had commitments to sell 7.7 million gallons of ethanol, 86 thousand tons of dried distillers grains, 89 thousand tons of wet distillers grains and 8.9 million pounds of corn oil.

Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2021, the Company was committed to purchasing 5.4 million bushels of corn on a forward contract basis resulting in a total commitment of $28.7 million.  In addition the Company was committed to purchasing 13 thousand bushels of corn using basis contracts.

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

Derivatives not designated as hedging instruments along with cash due to brokers at  September 30, 2021 and 2020 are as follows:

	Balance Sheet Classification	September 30, 2021	September 30, 2020
		in 000's	in 000's
Futures and option contracts
In gain position		$196	$590
In loss position		(1,386)	(592)
Cash held by broker		2,012	304
Forward contracts, corn		$734	$403
Net futures, options, and forward contracts	Current asset	1,556	705

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended  September 30, 2021 and 2020 consist of the following:

	Statement of Operations Classification	September 30, 2021	September 30, 2020
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$4,436	$67
Futures and option contracts (corn)	Cost of Goods Sold	(8,831)	(2,666)

Inventory

Inventory is stated at the lower of average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. At both September 30, 2021 and 2020, there was no lower of cost or market adjustment.

Leases

In February 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. Under the guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and 2) a "right to use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term. The Company adopted this accounting standard effective October 1, 2019, the start of fiscal year ended September 30, 2020. Upon adoption, the Company elected a practical expedient which allows existing leases to retain their classification as operating leases. The Company has elected to account for lease and related non-lease components as a single lease component. See Note 11 for more detailed information regarding leases.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

(in years)
Buildings	40
Process Equipment	10 - 20
Office Equipment	3-7

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2021 or Fiscal 2020.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	September 30, 2021	September 30, 2020
	(in 000's)	(in 000's)
Raw Materials - corn	$9,275	$1,663
Supplies and Chemicals	5,589	4,906
Work in Process	2,762	1,667
Finished Goods	11,051	5,133
Total	$28,677	$13,369

Note 4:   Revolving Loan/Credit Agreements

FCSA/CoBank

The Company is a party to a credit agreement with Farm Credit Services of America, FLCA ("FCSA"), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent ("CoBank") which provides the Company with a term loan in the amount of $30.0 million (the "Term Loan") and a revolving term loan in the amount of up to $40.0 million (the "Revolving Term Loan"), together with the Term Loan, the "FCSA Credit Facility"). On February 26, 2021, the credit agreement was amended to add an additional $10.0 million revolving line of credit with a maturity date of August 1, 2021, with the same rate provisions as the original credit agreement (the "Revolving Credit Loan"). We extended the Revolving Credit Loan's maturity date twice during 2021, once as of June 30, 2021 and once as of October 29, 2021.  The current maturity date of the Revolving Credit Loan is February 1, 2022. The balance on the Revolving Credit Loan was $0 at September 30, 2021.  The FCSA Credit Facility is secured by a security interest on all of the Company's assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million with a maturity date of November 15, 2024. The February 26, 2021 amendment to the credit agreement modified the Term Loan to only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and thereafter requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023 (the "Restated Term Note").  All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024.  Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the loans, with a LIBOR spread of 3.4% per annum. The interest rate at September 30, 2021 was 3.64%.

As of September 30, 2021, there was $57.5 million outstanding under the FCSA Credit Facility, with $5 million available under the Revolving Term Loan.

Financing costs associated with the Credit Agreement Facility are recorded at cost and include expenditures directly related to securing debt financing.  The Company amortizes financing costs using the effective interest method over the term of the related debt.

Paycheck Protection Program Loan

             On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program ("PPP Loan") legislation passed in response to the economic downturn triggered by COVID-19. Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements.  The Company has applied for forgiveness on the PPP loan from the Small Business Administration ("SBA") and as of December 18, 2021, is awaiting a response on our request.

              On January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation (the "Second PPP Loan"). As in the original PPP loan, expenses for approved payroll costs, lease payments on agreements and utility payments under agreements and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% for non-payroll expenses.  PPP loan proceeds used by a borrower for the approved expense categories will generally be forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness of the Second PPP Loan in September of 2021.  As of December 18, 20201, we are still awaiting a response on our request.

Note 5: Notes Payable

Notes payable consists of the following (in 000's):

	September 30, 2021	September 30, 2020
Term loan bearing interest at LIBOR plus 3.40% (3.64% at September 30, 2021)	$22,500	$26,250
Note payable, PPP Loan bearing interest at 1.00%, maturing April 28, 2022	1,063	1,063
Note payable, PPP Loan bearing interest at 1.00% maturing January 4, 2026	1,114	1,114
Revolving term loan bearing interest at LIBOR plus 3.40% (3.64% at September 30, 2021)	34,999	26,828
Other with interest rates from 3.50% to 4.15% and maturities through 2027	2,157	2,761
	61,833	56,902
Less Current Maturities	10,019	8,191
Less Financing Costs, net of amortization	137	182
Total Long Term Debt	51,677	48,529

Approximate aggregate maturities of notes payable as of  September 30, 2021 are as follows (in 000's):

2022	$10,019

2023	7,608

2024	7,612

2025	35,115

2026	1,233

2027 and thereafter	246

Total	$61,833

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

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2021 and 2020, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$196	$734	$—

Liabilities:
Derivative financial instruments	$1,386	—	—

	September 30, 2020
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$590	$403	$—

Liabilities:
Derivative financial instruments	$592	—	—

Note 7:   Incentive Compensation

The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 68.4 unvested EPUs outstanding under this plan as of September 30, 2021, which will vest three years from the dates of the awards.

During the Fiscal 2021 and 2020, the Company recorded compensation expenses related to this plan of approximately $189,000 and $172,000, respectively.  As of September 30, 2021 and 2020, the Company had a liability of approximately $416,000 and $344,000, respectively, recorded within accrued expenses on the balance sheet. The incentive compensation expense is recognized over three years from the date of the awards.

Note 8:   Related Party Transactions and Major Customers

Related Party Transactions

On November 15, 2019, the Company repurchased all of the ICM Units, which repurchase had an effective date of October 31, 2019. On December 31, 2019, the effective date, the Company repurchased the 3,334 Series B membership units owned by Bunge. Effective as of the date of the respective repurchase of the ICM Units and the Series B Units from Bunge, ICM and Bunge no longer constituted related parties. However, the activities discussed below reflect related party activity during the quarter ended December 31, 2019 up to and through the date of the respective repurchase, and historical expenses incurred in Fiscal 2020 for comparable periods.

Bunge

As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement") which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026. The Company incurred related party ethanol marketing expenses of $1.5 million in Fiscal 2021 and $1.5 million in Fiscal 2020, under the Ethanol Agreements.

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

The Company entered into an agreement effective March 24, 2019 extending the original Railcar Agreement with Bunge for the lease of 323 ethanol cars and 111 hopper cars which will be used for the delivery and marketing of ethanol and distiller grains. This was later amended to 110 hopper cars effective November 2019.  Effective August 2020, the ethanol car level was amended to 320, and the lease was assigned to Trinity Leasing company. Under the Railcar Agreement, the original DOT111 tank cars are leased over a four year term from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to be effective in May 2023. The 110 hopper cars are leased over a three year term running from March 24, 2019 to March 31, 2022 which term will continue on a month-to-month basis thereafter. The amendments to the Railcar Agreement lowered the cost for the leases by approximately 20% as compared to the prior lease terms. Pursuant to the terms of a side letter to the Railcar Agreement, we sublease cars back to other companies from time to time when the cars are not in use in our operations. We work with the lessor to determine the most economic use of the available ethanol and hopper cars in light of current market conditions. In February 2019, we entered into a second 36 month lease for an additional 30 tank cars from an unrelated third party leasing company (this was in addition to the 30 non-insulated tank cars leased from that company signed December 2015. This agreement expired in June of 2020, and was converted to a month-to-month basis.). Related party expenses under this agreement were $0 million and $0.8 million for Fiscal 2021 and 2020, respectively, net of subleases and accretion.

The Company continues to work with the lessors to determine the need for ethanol and hopper cars in light of current market conditions, and the expected conditions in 2022 and beyond. The Company believes we will be able to fully utilize our fleet of hopper cars in the future, to allow us to cost-effectively ship distillers grains to distant markets, primarily the export markets.

As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original DG Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge. The Company has incurred related party distillers grains marketing expenses of $0 million and $0.3 million during Fiscal 2021 and 2020, respectively.

 As part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the original Agency Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge. Related party expenses for corn procurement by Bunge were $0 million and $0.2 million during Fiscal 2021 and 2020, respectively.

Major Customers

In connection with the Bunge Repurchase Agreement, the Company and Bunge entered into a Restated Ethanol Agreement effective January 1, 2020 pursuant to which Bunge continues to purchase and market all of the ethanol produced by the Company. The Distillers Grain Purchase Agreement expired on December 31, 2019; however, as part of the Bunge Repurchase Agreement, Bunge agreed to provide transition services until March 31, 2020 for all duties and responsibilities of the Distillers Grain Purchase Agreement. The Company is now responsible for all duties and responsibilities previously performed by Bunge under the Distillers Grain Purchase Agreement. The Company has expensed $0 million and $0.7 million in marketing fees under these agreements for Fiscal 2021 and 2020, respectively. Revenues with this customer were $223.2 million and $165.1 million, respectively, for Fiscal 2021 and 2020.   Trade accounts receivable due from Bunge were $8.7 million and $4.6 million as of September 30, 2021 and 2020, respectively.

Note 9: Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the years ended  September 30, 2021 and 2020 were $0.1 million and $0.5 million, respectively.

Note 10: Lease Obligations

Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. By making this election, the Company has not applied retrospective reporting for the year ended September 30, 2020. The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year. The Company elected the package of practical expedients to not re-evaluate existing contracts as containing a lease or the lease classification unless it was not previously assessed against the lease criteria. In addition, the Company did not reassess initial direct costs for any existing leases.

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

The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge. This lease was assigned to Trinity Leasing effective July 17, 2020. An additional 60 cars are leased from a third party under two separate leases for 3 years for half and 4 years for the second half. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 50 tanker cars to two unrelated third parties. The Company subleased 60 hopper cars to an unrelated third party starting in May 2020, and the third party returned 15 hopper cars in September 2020. The lease expired in August 2020, but the remaining 45 hopper cars remain on a month-to-month rent basis. Expense incurred for the operating leases were $2.7 million for the year ended September 30, 2021 and $3.0 million for the year ended September 30, 2020. The lease agreements have maturity dates ranging from January 2022 to May 2023. The average remaining life of the lease term for these leases was 2.93 years as of September 30, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.55% . The right-of-use asset operating lease, is included in the other asset grouping, and operating lease liability, included in current and long term liabilities was $3.9 million as of September 30, 2021.

The Company's aggregate minimum rental commitments under non-cancellable operating leases as of  September 30, 2021 are as follows (in 000's):

2022	$2,819
2023	1,216
2024	6
Total	4,041

Undiscounted future payments	4,041
Discount effect	(104)
Present value	$3,937

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A.   Controls and Procedures.

The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Michael D. Jerke, along with its Chief Financial Officer (our principal financial officer), Ann M. Reis, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2021.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company's disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the "SEC").

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2021, the Company’s integrated controls over financial reporting were effective.

This annual report does not include an attestation report on internal controls by the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Information required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2022 Annual Meeting of Members (the “2022 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2021.

Item 11.   Executive Compensation.

The Information required by this Item is incorporated by reference in the 2022 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

The Information required by this Item is incorporated by reference in the 2022 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Information required by this Item is incorporated by reference in the 2022 Proxy Statement.

Item 14.   Principal Accountant Fees and Services.

The Information required by this Item is incorporated by reference in the 2022 Proxy Statement.

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

4(i)	Fifth Amended and Restated Operating Agreement dated June 19, 2020 (incorporated by reference to Exhibit 3.2.1 on Form 8-K filed by the Company on June 23, 2020.
4(ii)	Unit Transfer Policy, including QMS Manual attached thereto as Appendix 1 (filed herewith)
4(vi)	Description of Our Securities (filed herewith)
9	Omitted - Inapplicable.
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

10.3

Steam Service Contract dated January 22, 2007 between the Company and MidAmerican Energy Company, as amended October 3, 2008, January 1, 2009, January 1, 2009, December 1, 2009, January 1, 2013, and August 20, 2015 (incorporated by reference to Exhibit 10.3 of Form 10-K filed by the Company on December 11, 2020). Portions of the Agreement and amendments thereto have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 229.601(b)(10)(iv)) because such information is both not material and would likely cause competitive harm to the company if publicly disclosed

10.4

Amended and Restated Railcar Sublease Agreement dated March 25, 2009 with Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 of Form 10-K filed by the Company on December 11, 2020). Portions of the Agreement have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K (17 CFR § 229.601(b)(10)(iv)) because such information is both not material and would likely cause competitive harm to the company if publicly disclosed.

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

10.19	Global Modification Agreement dated February 26, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 4, 2021)
10.20	Term Note by and between the Company and Farm Credit Services of America, FLCA dated June 24, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 30, 2014).
10.21

Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated as of June 24, 2014 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 30, 2014).

10.22

Amendment No. 1 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated August 29, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 5, 2014).

10.23

Amendment No. 2 to Ethanol Purchase Agreement by and between the Company, as Producer, Bunge North America, Inc., as Bunge dated October 31, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on October 31, 2014).

10.24

Amended and Restated Ethanol Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 11, 2014). Portions of the Ethanol Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.25

Second Amended and Restated Ethanol Purchase Agreement effective as of January 1, 2020 by and among the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on January 2, 2020).

10.26

Amended and Restated Grain Feedstock Agency Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on December 11, 2014). Portions of the Grain Feedstock Agency Agreement have been omitted pursuant to a request for confidential treatment.

10.27

Amended and Restated Distiller’s Grain Purchase Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on December 11, 2014). Portions of the Distiller’s Grain Purchase Agreement have been omitted pursuant to a request for confidential treatment.

10.28

Services Agreement Regarding Corn Purchases dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on December 11, 2014). Portions of the Services Agreement have been omitted pursuant to a request for confidential treatment.

10.29

Letter Agreement dated effective December 5, 2014 by and between the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.5 of Form 8-K filed by the Company on December 11, 2014).

10.30

SIRE ICM Unit Agreement by and between the Company and ICM Investments, LLC dated effective as of December 17, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on December 23, 2014).

10.31*	Employment Agreement between the Company and Michael D. Jerke effective October 22, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 28, 2018).
10.32

Amendment No. 4 to Credit Agreement dated November 8, 2019 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of American, FLCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 14, 2019).

10.33	Amendment No. 5 to Credit Agreement dated February 26, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on March 4, 2021)
10.34	Amendment No. 6 to Credit Agreement dated July 30, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 12, 2021).
10.35	Amendment No. 7 to Credit Agreement dated October 29, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 4, 2021).
10.36	Revolving Credit Note dated February 26, 2021 (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company on March 4, 2021)
10.37	First Amended and Restated Revolving Credit Note dated July 30, 2021 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on August 12, 2021)
10.38	Second Amended and Restated Revolving Credit Note dated October 29, 2021 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on November 4, 2021).
10.39	Second Amended and Restated Term Note dated February 26, 2021 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on March 4, 2021)
10.40

Amended and Restated Term Note by and between the Company and Farm Credit Services of America, FLCA dated November 8, 2019 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on November 14, 2019).

10.41

Amended and Restated Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated November 8, 2019 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on November 14, 2019).

10.42

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

10.44	Termination Agreement dated December 31, 2019 by and among the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 2, 2020).
11	Omitted - Inapplicable.
12	Omitted - Inapplicable.
13	Omitted - Inapplicable.
14	Omitted - Inapplicable.
15	Omitted - Inapplicable.
16	Omitted - Inapplicable.
17	Omitted - Inapplicable.
18	Omitted - Inapplicable.
19	Omitted - Inapplicable.
20	Omitted - Inapplicable.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)
32.1**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (furnished herewith)
32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

_________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 23, 2021	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	December 23, 2021	/s/ Ann M. Reis
Ann M. Reis, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 23, 2021
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 23, 2021
Theodore V. Bauer, Director

/s/ Michael K. Guttau	December 23, 2021
Michael K. Guttau, Director

/s/ Jill E. Euken	December 23, 2021
Jill E. Euken, Director

/s/ Kevin J. Ross	December 23, 2021
Kevin J. Ross, Director