Form 10-Q
period 2021-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2022-02-14
CIK 1424844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	December 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of February 1, 2022, the Company had 8,975 Series A Membership Units outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

ASSETS	December 31, 2021	September 30, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	$789	$1,945
Accounts receivable, net of allowance for doubtful accounts	15,130	12,766
Derivative financial instruments	2,653	1,556
Inventory	37,255	28,677
Prepaid expenses and other	1,221	443
Total current assets	57,048	45,387

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	255,873	255,623
Office and other equipment	1,892	1,892
	259,829	259,579
Accumulated depreciation	(156,383)	(153,546)
Net property, plant and equipment	103,446	106,033

Other Assets
Right of use asset operating leases, net	3,366	3,937
Other assets	1,058	1,069
Total Assets	$164,918	$156,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2021	September 30, 2021
	(Unaudited)
Current Liabilities
Accounts payable	$18,493	$7,695
Accrued expenses	6,627	4,556
Current maturities of notes payable	8,805	10,019
Current portion of operating lease liability	2,922	2,922
Total current liabilities	36,847	25,192

Long Term Liabilities
Notes payable, less current maturities	20,266	51,677
Other long-term liabilities	4,145	4,154
Operating lease liability, less current portion	444	1,015
Total long term liabilities	24,855	56,846

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	39,110	10,282
Total members' equity	103,216	74,388

Total Liabilities and Members' Equity	$164,918	$156,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations

(Dollars in thousands except for net income per unit)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2021	December 31, 2020

Revenues	$101,651	$55,410
Cost of Goods Sold
Cost of goods sold-non hedging	72,566	53,649
Realized & unrealized hedging losses (gains)	314	(957)
	72,880	52,692

Gross Margin	28,771	2,718

General and administrative expenses	1,721	1,335

Operating Income (Loss)	27,050	1,383

Interest and other (income) expense, net	(1,778)	272

Net Income (Loss)	$28,828	$1,111

Net Income (Loss) per unit - basic and diluted	$3,212.03	$123.79

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)

		Retained Earnings
	Members' Capital	(Deficit)	Total

Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income	—	1,111	1,111
Balance, December 31, 2020	$64,106	$2,809	$66,915

Balance, September 30, 2021	$64,106	$10,282	$74,388
Net Income	—	28,828	28,828
Balance, December 31, 2021	$64,106	$39,110	$103,216

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$28,828	$1,111
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	2,837	2,760
Amortization	11	11
Change in other assets, net	11	—
Gain on debt extinguishment	(2,177)	—
(Increase) decrease in current assets:
Accounts receivable	(2,364)	1,406
Inventory	(8,578)	(6,398)
Prepaid expenses and other	(778)	(1,035)
Derivative financial instruments	(1,096)	(2,410)
Increase (decrease) in current liabilities:
Accounts payable	10,798	7,229
Accrued expenses	2,070	2,481
Increase (decrease) in other long-term liabilities	(8)	(3)
Net cash provided by (used in) by operating activities	29,554	5,152
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(250)	(213)
Proceeds from sale of property and equipment	—	236
Net cash provided by (used in) investing activities	(250)	23
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	53,945	40,290
Payments on debt	(84,405)	(45,314)
Net cash provided by (used in) financing activities	(30,460)	(5,024)
Net Increase (decrease) in cash and cash equivalents	(1,156)	151
CASH AND CASH EQUIVALENTS
Beginning	1,945	1,116
Ending	$789	$1,267
SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$484	$468

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Notes to Financial Statements

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, and began producing ethanol in February 2009.   The Company is permitted to produce up to 140 million gallons of ethanol per year. The Company sells its ethanol, distillers grains, corn condensed distillers solubles or "syrup", distillers corn oil and carbon dioxide in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The accompanying financial statements are for the three months ended December 31, 2021, and 2020, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended  September 30, 2021 ("Fiscal 2021") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Revenue Recognition

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), the Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. The Company applies the five-step method required by ASC 606 to all contracts with customers.

The Company sells ethanol and related products pursuant to marketing agreements.  Revenues are recognized when the risk of loss has been transferred to the marketing company and the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.

The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of risk of loss.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”) which was restated effective January 1, 2020 in connection with the Company's repurchase of the Series B Units from Bunge under the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement").  Syrup and distillers grains (co-products) are sold directly by the Company. The Company markets and distributes all of the distillers corn oil it produces directly to end users at market prices.  Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold.

Accounts Receivable

Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of both  December 31, 2021, and September 30, 2021, management had determined an allowance of $206,000 was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and distillers corn oil and therefore these forward contracts are not marked to market. As of December 31, 2021, the Company had 7.6 million gallons of open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 6.7 million pounds of distillers corn oil.

Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of December 31, 2021, the Company was committed to purchasing 3.7 million bushels of corn on a forward contract basis resulting in a total commitment of $19.7 million. In addition, the Company was committed to purchase 2.0 million bushels of corn on basis contracts. Additionally, we have entered into purchase agreements that locks in a percentage of our natural gas pricing.

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

Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2021 and  September 30, 2021 at market value are as follows:

	Balance Sheet Classification	December 31, 2021	September 30, 2021
		in 000's	in 000's
Futures and option contracts
In gain position		$4,200	$196
In loss position		(4,420)	(1,386)
Cash held by broker		1,999	2,012
Forward contracts, corn		874	734
Net futures, options, and forward contracts	Current asset	$2,653	$1,556

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2021 and 2020 consist of the following:

		Three Months Ended
	Statement of
	Operations
	Classification	December 31, 2021	December 31, 2020
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$542	$(4,276)
Futures and option corn contracts	Cost of Goods Sold	(228)	3,319

Inventory

Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For the three months ended December 31, 2021, and 2020, the Company had no lower of cost or net realizable value adjustment.

Income Per Unit

Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2021	December 31, 2020
Numerator:
Net Income (Loss) for basic earnings per unit	$28,828	$1,111
Net Income (Loss) for diluted earnings per unit	$28,828	$1,111

Denominator:
Weighted average units outstanding - basic and diluted	8,975	8,975
Income (Loss) per unit - basic and diluted	$3,212.03	$123.79

Note 3:  Inventory

Inventory is comprised of the following:

	December 31, 2021	September 30, 2021
	in 000's	in 000's
Raw Materials - corn	$18,353	$9,275
Supplies and Chemicals	5,812	5,589
Work in Process	2,990	2,762
Finished Goods	10,100	11,051
Total	$37,255	$28,677

Note 4:   Revolving Loan/Credit Agreements

FCSA/CoBank

The Company is a party to a credit agreement (the "FSCA Credit Agreement") with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30.0 million (the “Term Loan”), a revolving term loan in the amount of up to $40.0 million (the “Revolving Term Loan”) and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. In  February 2021, the parties amended the credit agreement to modify the Term Loan (the "Restated Term Note") to (i) only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and (ii) thereafter, require the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023. All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024.

As of December 31, 2021, there was an outstanding balance of $4.7 million on the Revolving Term Loan and $35.3 million available under the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 15, 2024.

At December 31, 2021, there was no outstanding balance under the Revolving Credit Loan and there was $10 million available under the Revolving Credit Loan. Effective February 1, 2022, we amended the terms of the Revolving Credit Loan to extend the maturity date from February 1, 2022 to March 1, 2022.

Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the loans with a LIBOR spread of 3.4% per annum.  The interest rate at December 31, 2021 applicable to each of the loans under the FSCA Credit Facility was 3.51%. The provisions of the FSCA Credit Facility provides for the adjustment of the interest rate applicable to each in connection with the phasing out of LIBOR. The interest rate for each of the Company's loans under the FSCA Credit Facility is calculated using LIBOR +340 basis points until the occurrence of certain events. Upon the earliest occurrence of one of the specified events, the interest rate applicable to such promissory notes converts to a variant of the secured overnight financing rate ("SOFR"), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

Paycheck Protection Program Loan

On April 14, 2020, the Company received $1.1 million under the Paycheck Protection Program ("PPP loan") legislation. A PPP loan may be forgiven based upon various factors, including, without limitation, the borrower's payroll cost over an eight-to-twenty-four-week period starting upon the receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020, and certain other specified costs can be paid with these funds are eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs and no more than 40% for non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness on the PPP loan from the Small Business Administration ("SBA") and was notified on December 24, 2021 that the loan had been forgiven in full.  As the Company was legally released as the primary obligor, the Company recorded a gain on debt extinguishment, included as interest and other (income) expense, net for approximately $1.1 million.

On January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation. As in the original PPP loan, expenses for approved payroll costs, lease payments on agreements and utility payments under agreements and certain other specified costs can be paid with these funds are eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs and no more than 40% for non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories will generally be fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness on the PPP loan from the SBA and was notified on December 24, 2021 that the loan had been forgiven in full. As the Company was legally released as the primary obligor, the Company recorded a gain on debt extinguishment, included as interest and other (income) expense, net for approximately $1.1 million.

Notes payable

Notes payable consists of the following:

	December 31, 2021	September 30, 2021
	(000's)	(000's)
Term Loan bearing interest at LIBOR plus 3.40% (3.51% at December 31, 2021)	$22,500	$22,500
Revolving Term Loan bearing interest at LIBOR plus 3.40% (3.51% at December 31, 2021)	4,728	34,999
Revolving Credit Loan bearing interest at LIBOR plus 3.4% (3.51% at December 31, 2021)	—	—
Note payable, PPP Loan bearing interest at 1.00% maturing April 28, 2022	—	1,063
Note payable, PPP Loan bearing interest at 1.00% maturing January 4, 2026	—	1,114
Other with interest rates from 3.50% to 4.15% and maturities through 2027	1,969	2,157
	29,197	61,833
Less Current Maturities	8,805	10,019
Less Financing Costs, net of amortization	126	137
Total Long Term Debt	20,266	51,677

At December 31, 2021, the Company had the following approximate aggregate maturities of notes payable for the twelve month period ended  December 31, 2021:

2022	$8,805

2023	7,716

2024	12,337

2025	117

2026	121

2027 and thereafter	101

Total	$29,197

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, and September 30, 2021, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$3,437	$962	$—

Liabilities:
Derivative financial instruments	3,657	—	—

	September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$196	$734	$—

Liabilities:
Derivative financial instruments	1,386	—	—

Note 6: Major Customer

The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026. Revenues from Bunge were $66.9 million and $39.3 million for the three months ended December 31, 2021, and 2020, respectively. The revenue is for ethanol only. Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee. As part of the Bunge Membership Interest Purchase Agreement (the "Bunge Repurchase Agreement"), the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement"), which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026.  As of both December 31, 2021 and December 31, 2020, the Company paid Bunge $0.4M for these marketing fees.

Note 7: Lease Obligations

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

The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge and Trinity Leasing. An additional 60 cars are leased from a third party under two separate leases for 3 years for half of the cars and 4 years for the second half of the cars. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 30 tanker cars and 44 hopper cars to two unrelated third parties, which subleases expired November 8, 2020, and December 31, 2020. Upon expiration, the leases convert to a month-to-month basis.Expense incurred for the operating leases during both the three months ended December 31, 2021 and December 31, 2020.was approximately $0.7 million.

The total lease agreements have maturity dates ranging from January 2022 to April 2023. The average remaining life of the lease term for these leases was 1.22 years as of December 31, 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.51%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long-term liabilities was $3.4 million as of December 31, 2021.

At December 31, 2021, the Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve-month period ended December 31, 2021:

2022	$2,639
2023	803
2024	4
Total	$3,446

Undiscounted future payments	$3,446
Discount effect	(80)
$3,366

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2021, including the financial statements, accompanying notes and the risk factors contained herein.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us") contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn, natural gas, and steam;
•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard;
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol, distillers grains;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;

•	Changes and advances in ethanol production technology;
•	Competition from larger producers as well as competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Volatile commodity and financial markets;
•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller grains produced in the United States;
•	Disruptions, failures or security breaches relating to our information technology infrastructure;
•	Trade actions by the Biden Administration, particularly those affecting the biofuels and agricultural sectors and related industries; and
•	Disruption caused by health epidemics, such as the ongoing COVID-19 pandemic, and the adverse impact of such epidemics on global economic and business conditions.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 ("Fiscal 2021") under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

General Overview and Recent Developments

The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March 2005. The Company is permitted to produce 140 million gallons of ethanol annually.  We began producing ethanol in February 2009 and sell our ethanol, distillers grains, distillers corn oil, corn condensed distillers solubles ("syrup") and carbon dioxide, in the continental United States, Mexico, and the Pacific Rim.

On November 26, 2019, the Environmental Protection Agency (the "EPA") approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated by our facility for up to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG ("Greenhouse gas") impacts reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company anticipates completing the registration process by the end of the second quarter in the fiscal year ending September 30, 2022 ("Fiscal 2022").

On February 10, 2022, our Board of Directors declared a distribution of $1,250 per unit to its members. The distributions are expected to be paid on or around February 17, 2022 to members of record on February 10, 2022. Based on the current number of units outstanding, the aggregate payment will be approximately $11.2 million.

Ongoing Impact of the COVID-19 Pandemic on our Business

At present, municipalities, regulators, and other government actors continue to deal with the COVID-19 pandemic and its effects. The situation surrounding COVID-19 continues to evolve rapidly and the ultimate duration and impact of the pandemic, including the spread of variants, remains highly uncertain and subject to change. We continue to monitor the impact of COVID-19 on our business, including how it will impact our employees, customers, vendors and business partners.

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

On April 14, 2020 and January 28, 2021, the Company received two $1.1 million loans under the PPP Loan legislation. These PPP loans were eligible for forgiveness based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four-week period starting upon the receipt of the funds. As discussed in greater detail in Note 4 to our financial statements included herein, the Company applied for forgiveness of the PPP loans from the SBA and was notified on December 24, 2021 that the loans had been forgiven in full. Due to the PPP loans being forgiven in the first three months of Fiscal 2022, we recognized one-time income of $2.2 million.

Market Factors Impacting Operations

For the three months ended December 31, 2021 compared to the three months ended December 31, 2020, the average price per gallon of ethanol sold increased by 66% due to reduced stocks, increasing demand and higher corn and energy prices. There have also been increased prices for crude oil and gasoline in the first three months of  Fiscal 2022 compared to the first three months of 2021 due to reduced supply world-wide, and an increase in driving compared to the beginning of Fiscal 2021 when there were lockdown orders and restrictions on travel imposed by many authorities in response to the COVID pandemic.

Corn prices increased 18% when comparing the first three months of Fiscal 2022 to the first three months of Fiscal 2021 which is a continuation of the high price of corn we experienced during the latter half of Fiscal 2021. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Such changes have a material effect on our cost of goods sold with corn being one of our primary inputs.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain high or further increase, that could have a significant impact on the market price of ethanol and our net income, particularly should ethanol stocks remain low.

During Fiscal 2021, the Company faced significant challenges with respect to transportation and logistics. Like many companies, the ongoing impacts of the COVID-19 pandemic on coastal ports and the trucking industry had a material effect on our ability to timely, economically, and consistently ship products both domestically and abroad.  Management continues to explore various options to mitigate these challenges, but expects them to be a factor in Fiscal 2022. Management does not know when these logistics challenges will dissipate.

The average market price per ton of distillers grains sold in the first three months of Fiscal 2022 increased by 27% compared to the average price per ton of distillers grains sold for the same period in Fiscal 2021. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative. Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. If there continues to be an oversupply of soybean meal, that could have a negative effect on the price of distillers grains. An increase in supply as certain ethanol plants return to higher production levels as operating conditions improve could also have a negative effect on distillers grains prices.

Key Operating Measures

The following table provides comparative data relating to certain operating measures during the three months ended December 31, 2021, and December 31, 2020.

Description	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Production (Den gal) (in millions)	32.31	33.02
Ethanol Yield (den gal/bu)	2.93	2.92
Ethanol Price (per gal)	$2.16	$1.30
Corn Price (per bu)	$5.27	$4.45
Distillers Corn Oil Yield (lbs/bu)	1.06	0.92
BTU's/gallon	21,356	23,064
Steam/Nat Gas cost per MMBTU	$3.61	$3.06
kWh/gallon	0.66	0.63
Chemical Cost ($/gal)	$0.09	$0.08

As the table above indicates, during the three months ended December 31, 2021 our performance against the operating measures improved in some categories, but was met with challenges in other categories. We faced some challenges in the first three months of Fiscal 2022 with production output due to multiple power outages and the normal maintenance issues that accompany the power outages. The price per gallon of ethanol increased significantly over the same period last year due to supply shortages and increased demand for both gasoline and ethanol. The yield we obtained for both ethanol and distillers corn oil increased in the first three months of Fiscal 2022, with distillers corn oil having a significant increase and impact on revenue. We continue to focus on operating the plant more efficiently, and that can be seen in our continued reduction of BTU's per gallon. Inflation has impacted various components during the first three months of Fiscal 2022, notably in the cost of chemicals. These changes directly increase our cost of goods sold, and we do not expect them to decrease in the near future.

Due to the impact of inflation that all industries are currently experiencing, the goals set out in our "5-10-20" were hampered in the first three months of Fiscal 2022. As a reminder, the "5" represents a goal of 5% increase in efficiency/yield, the "10" represents a goal of 10% reduction in production expense from fiscal year 2019 levels by the end of Fiscal 2022.

Cost Per Gallon	YTD 2022	FY 2021	FY 2020	FY 2019
Variable	0.220	0.217	0.207	0.244
Fixed	0.108	0.107	0.129	0.121
G&A	0.054	0.044	0.043	0.038
Total	0.382	0.368	0.379	0.403

While we continue to show improvement on an overall cost perspective compared to fiscal year 2019, the impact of inflation on chemical costs, the price of labor and other durable goods, indicate that maintaining the achievement generated in Fiscal 2021 will prove to be a significant challenge. Our management team continues to explore opportunities to reduce costs and more efficient and effective means of operating the Company.

Our management team also continues to evaluate opportunities to add value to our production process by diversifying into high protein feed along with measures to reduce the carbon index ("CI") of the ethanol we produce. We believe that consolidation and innovation within the ethanol industry, coupled with our location, good operating efficiencies and our solid team may provide new opportunities for our plant.

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

Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. For 2020, 2021, and 2022 the statutory volume requirements for renewable fuels were 30 billion gallons, 33 billion gallons, and 36 billion gallons, respectively. In 2019 the EPA set the 2020 renewable volume obligation at 20.09 billion gallons of renewable fuels—far below the statutory threshold. On December 7, 2021, the EPA issued a proposed rule (the “Proposed Rule”) to revise the 2020 renewable volume obligations ("RVOs") and establish renewable volume obligations for 2021 and 2022. The Proposed Rule would retroactively reduce the 2020 renewable volume obligation to 17.13 billion gallons. For 2021, the EPA’s Proposed Rule is proposing to set the renewable volume obligation at 18.52 billion gallons, and 20.77 billion gallons for 2022. The EPA will accept public comment on the Proposed Rule through February 4, 2022, following which the EPA will release a final rule, which may be materially different than the Proposed Rule.

In November 2021, the EPA announced a proposed rulemaking to extend RFS compliance deadlines for 2019 and 2020.  The 2019 extension applies only to small refineries, but the 2020 extension applies to all refineries.  This allows oil refineries to delay providing proof that they are in compliance with the RFS’ biofuel blending requirements. This delay continues to cause uncertainty and instability within the renewable fuels marketplace and could impact the price of ethanol during Fiscal 2022.

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

Although renewable volume obligations establish the number of gallons of renewable fuel that must be blended into the nation’s fuel supply, these obligations do not take into account waivers granted by the EPA to small refiners for "hardship."  The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. In a separate action on December 7, 2021, the EPA proposed denying 65 small refinery waiver petitions in a break from past practice under the Trump administration. On December 8, 2021, a federal court of appeals granted the EPA's request to remand to the EPA 31 small refinery exemptions granted during the Trump administration. Broadly, such small refinery waivers reduce the demand for, and the price for RINs which in turn can impact the price of ethanol.

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

Industry Factors Affecting our Results of Operations

Ethanol prices increased 66% during the three months ended December 31, 2021, as compared to the same period in the previous fiscal year. This was coupled with an increase of 2.8% in ethanol shipments during the three months ended December 31, 2021, as compared to the prior year.

The latest estimates of supply and demand provided by the United States Department of Agriculture (the "USDA") changed the estimate for 2021 ending corn production to 15.1 billion bushels, up 7% from 2020. As of December 1, 2021, corn stored was up 3% compared to the same time in 2020. The USDA maintained their forecast for corn consumption used for ethanol and co-products to 5.2 billion bushels for the 2021/2022 crop year. The USDA did revise down the corn used for ethanol for the 2020/2021 crop year to 5.032 billion bushels. Their previous estimate was 5.035 billion bushels. The USDA increased their corn price estimates for fiscal 2021 to $5.45 per bushel, up from the original estimate of $4.53. Yield per acre for 2021/22 is projected to be 177. The original estimate was 171.4.

The US Energy Information Administration ("EIA") released its Short-Term Energy Outlook report in January 2022 and indicated that US ethanol production increased in 2021 from 2020, but still remained lower than 2019. Ethanol production was 8% higher in 2021 compared to 2020. The EIA estimates an increase of 4% over 2021 levels in both 2022 and 2023. Ethanol consumption increased 10% in 2021 compared to 2020, and the EIA anticipates ethanol consumption will rise 2% in 2022 compared to 2021 and another 2% in 2023.

We currently believe that our margins will lower back down to more normal levels after reaching historic highs during the first three months of Fiscal 2022.  As discussed in greater depth above, in December, 2021, the EPA issued a long-awaited biofuel blending mandate proposal that cut the RVOs for 2020 and 2021, but restored 2022's RVO, allowing it to be satisfied with up to 15 billion gallons of ethanol and an additional 5.77 billion gallons of other advanced biofuels. In January 2022, rumors circulated in the market that this 15 billion gallon number for 2022 may be rolled back in the final rule. This market speculation reduced RIN prices after the rebound RIN prices experienced in response to the December EPA announcement Uncertainty with biofuel regulations will continue to cause fluctuations in our margins. Lower supply and challenges with transportation will also have a direct impact on our margins as all forms of transportation are dealing with a reduced workforce due to vaccine mandates and quarantine requirements.

Our distiller grain margins have been impacted positively in the short term due to the current high corn prices which has resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 27% for the three months ended December 31, 2021, as compared to the three months ended December 31, 2020, on a 5% decrease in tons sold for those same periods. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One Agreement" where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. In 2020, China re-entered the DDG import market, but did not reach the levels necessary to be included in the top 10 countries of DDG imports. During 2021, the export rates of distillers grains varied, but in November, record exports were sent to Mexico of 0.3 million metric tons. As of November, exports of DDG's were 10.66 million metric tons, up 6% compared to the same period in 2020.

On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for distillers corn oil, which is a feedstock for biodiesel, and could have a positive impact on distillers corn oil prices in the future.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2021, and 2020.

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$101,651	100.0%	$55,410	100.0%
Cost of Goods Sold
Material Costs	59,427	58.4%	40,553	73.2%
Variable Production Expense	7,101	7.0%	6,286	11.3%
Fixed Production Expense	6,352	6.3%	5,853	10.6%
Gross Margin	28,771	28.3%	2,718	4.9%
General and Administrative Expenses	1,721	1.7%	1,335	2.4%
Interest and other (income) expense, net	(1,778)	(1.8)%	272	0.5%
Net Income (Loss)	$28,828	28.3%	$1,111	2.0%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended December 31, 2021, the average price per gallon of ethanol increased by 66% as compared to the same period in 2020, compounded by a 2.8% increase in gallons of ethanol sold, primarily due to the impact of the COVID-19 pandemic on the ethanol industry during prior periods and the start of economic recovery experienced during the current period. The net effect was a 72% increase in ethanol revenue for the three months ended December 31, 2021.

An increase in the average price per ton of distillers grains of approximately 27% offset with a 5% decrease in volume sold resulted in an increase of 15.7% in revenue for this category in the three months ended December 31, 2021 as compared to the same three month period in 2020. The decrease in volume sold was due to a reduction in ethanol production and logistical challenges.

Distillers corn oil revenue increased 66.4% in the three months ended December 31, 2021, compared to the three months ended December 31, 2020 with a 110.2% increase in price compounded by a higher volume of 16.3%. Distillers corn oil prices increased principally as a result of increased biodiesel production. Our market for distillers corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for distillers corn oil, which is a feedstock for biodiesel, which positively impacted prices for distillers corn oil during the three months ended December 31, 2021 and could continue to positively impact distillers corn oil prices in the future.

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$77,910	76.7%	$39,309	70.9%
Distillers Grains	14,937	14.7%	12,627	22.8%
Distillers Corn Oil	7,762	7.6%	3,190	5.8%
Other	1,042	1.0%	284	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 71.4% and 96.8% for the three months ended December 31, 2021, and 2020, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 18% in the three months ended December 31, 2021, compared to the three months ended December 31, 2020. Due to maintenance challenges in, the volume of ethanol produced decreased by 2.2% for the three months ended December 31, 2021, as compared to the same period in fiscal 2020.

Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $0.3 million increase to our cost of goods sold for the three months ended December 31, 2021, compared to a decrease of $1.0 million for the three months ended December 31, 2020. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses increased 13% when comparing the three months ended December 31, 2021, to the three months ended December 31, 2020due to an increase in the cost of chemicals and utilities.

Fixed production expenses increased 8.5% for the three months ended December 31, 2021, compared to the three months ended December 31, 2020, due to an increase in lease expense as a result of having fewer cars on sub-lease and minor increases in payroll expenses.

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2021, increased 28.9% compared to the three months ended December 31, 2020,primarily due to increased property taxes, payroll expenses and legal and accounting fees associated with being registered with the Securities and Exchange Commission.

Interest and Other (Income) Expense, Net

Our interest and other (income) expenses, net, were ($1.8) million for three months ended December 31, 2021, and $0.2 million for the three months ended December 31, 2020. As discussed above and in Note 4 to our financial statements contained herein, in connection with the forgiveness our PPP loans in December 2021, we recognized one-time income of $2.2 million during the three months ended December 31, 2021.

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

	Three Months Ended	Three Months Ended
	December 31, 2021	December 31, 2020

EBITDA
Net Income (Loss)	$28,828	$1,111
Interest Expense	405	464
Depreciation	2,836	2,760
EBITDA	32,069	4,335

Unrealized Hedging (Gain) Loss	(1,198)	276

Modified EBITDA	$30,871	$4,611

Liquidity and Capital Resources

The Company has certain loan agreements with FCSA, PCA and CoBank (the "FCSA Credit Facility"), which provides the Company with a term loan in the amount of $30 million (the "Term Loan"), a revolving term loan in the amount of $40 million (the "Revolving Term Loan") and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company's assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million, which beginning September 1, 2020, and a maturity date of November 15, 2024. The February 26, 2021, amendment to the credit agreement modified the Term Loan to only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and thereafter requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023 (the "Restated Term Note"). All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024.

At December 31, 2021, there was an outstanding balance of $4.7 million on the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 15, 2024.

At December 31, 2021, there was no outstanding balance under the Revolving Credit Loan. Effective February 1, 2022, we amended the terms of the Revolving Credit Loan to extend the maturity date from February 1, 2022 to March 1, 2022.

Under the FCSA Credit Facility, the Company has the right to select from several LIBOR based interest rate options with respect to each of the loans, with a LIBOR spread of 3.4% per annum. The interest rate at December 31, 2021 was 3.51%. As of December 31, 2021, there was $35.3 million available under the Revolving Term Loan. The provisions of the FSCA Credit Facility provides for the adjustment of the interest rate applicable to each in connection with the phasing out of LIBOR. The interest rate for each of the Company's promissory notes thereunder is calculated using LIBOR +340 basis points until the occurrence of certain events. Upon the earliest occurrence of one of the specified events, the interest rate applicable to such promissory notes converts to a variant of the secured overnight financing rate ("SOFR"), as established from time to time by the Federal Reserve Bank of New York, plus a corresponding spread.

As of December 31, 2021, we had a cash balance of $0.8 million, $35.3 million available under the Revolving Term Loan and $10 million available under the Revolving Credit Loan.

Primary Working Capital Needs

During the second quarter of Fiscal 2022, we estimate that we will require cash of approximately $72 million for our primary input of corn and $3.5 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the second quarter are expected to be $2 million.

Although there is uncertainty related to the impact of the COVID-19 pandemic on our future results, management believes that the Company has sufficient cash available to fund operations for the next twelve months generated by cash from our continuing operations and available cash under our Revolving Term Loan. We cannot estimate the availability of funds for hedging in the future.

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

Critical Accounting Estimates

For a discussion of the Critical Accounting Estimates material to an understanding of our business and financial results, members should carefully review the discussion of such estimates in our annual report on Form 10-K for the year ended September 30, 2021, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Summary of Critical Accounting Policies and Estimates." At this time, there have been no material changes to the estimates disclosed in our annual report on Form 10-K for the year ended September 30, 2021, nor have the material facts underlying those estimates changed in a manner.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2021, and there were no material developments to such matters.

Item 1A.   Risk Factors.

Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2021, in Part I, Item 1A, “Risk Factors” along with the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None

Item 6.   Exhibits

10.1

Amendment No. 7 to Credit Agreement dated October 29, 20211 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company with the Securities and Exchange Commission on November 4, 2021)

10.2

Letter Agreement to the Second Amended and Restated Revolving Credit Note dated October 29, 2021 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated reference to Exhibit 10.1 on Form 8-K filed by the Company with the Securities and Exchange Commission on February 7, 2022)

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML*	Inline XBRL Instance Document

101.BSD*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Database

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 14, 2022	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	February 14, 2022	/s/ Ann M. Reis
Ann M. Reis, Chief Financial Officer