Form 10-Q
period 2022-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2022-05-06
CIK 1424844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

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

As of April 25, 2022, the Company had 8,975 Series A Membership Units outstanding.

TABLE OF CONTENTS

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

ASSETS	March 31, 2022	September 30, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	$565	$1,945
Accounts receivable, net of allowance for doubtful accounts	16,479	12,766
Derivative financial instruments	4,140	1,556
Inventory	40,861	28,677
Prepaid expenses and other	954	443
Total current assets	62,999	45,387

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	257,260	255,623
Office and other equipment	1,892	1,892
	261,216	259,579
Accumulated depreciation	(159,221)	(153,546)
Net property, plant and equipment	101,995	106,033

Other Assets
Right of use asset operating leases, net	3,062	3,937
Other assets	995	1,069
Total Assets	$169,051	$156,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2022	September 30, 2021
	(Unaudited)
Current Liabilities
Accounts payable	$2,735	$7,695
Accrued expenses	6,253	4,556
Current maturities of notes payable	8,653	10,019
Current portion of operating lease liability	2,505	2,922
Total current liabilities	20,146	25,192

Long Term Liabilities
Notes payable, less current maturities	38,656	51,677
Other long-term liabilities	4,032	4,154
Long term portion of operating lease liability, less current portion	557	1,015
Total long term liabilities	43,245	56,846

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	41,554	10,282
Total members' equity	105,660	74,388

Total Liabilities and Members' Equity	$169,051	$156,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations

(Dollars in thousands except for net income per unit)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenues	$95,944	$70,001	$197,602	$125,411
Cost of Goods Sold
Cost of goods sold-non hedging	82,777	71,667	155,349	125,316
Realized & unrealized hedging losses (gains)	(2,137)	421	(1,823)	(536)
	80,640	72,088	153,526	124,780

Gross Margin (Loss)	15,304	(2,087)	44,076	631

General and administrative expenses	1,729	1,311	3,443	2,646

Operating Income (Loss)	13,575	(3,398)	40,633	(2,015)

Interest and other (income) expense, net	(87)	(252)	(1,857)	20

Net Income (Loss)	$13,662	$(3,146)	$42,490	$(2,035)

Distribution per share	$1,250	—	$1,250	—

Weighted average units outstanding - basic and diluted	8,975	8,975	8,975	8,975
Net Income (Loss) per unit - basic and diluted	$1,522.23	$(350.53)	$4,734.26	$(226.74)

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)

		Retained Earnings
	Members' Capital	(Deficit)	Total

Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income (Loss)	—	1,111	1,111
Balance, December 31, 2020	64,106	2,809	66,915
Net Income (Loss)	—	(3,146)	(3,146)
Balance, March 31, 2021	$64,106	$(337)	$63,769

Balance, September 30, 2021	$64,106	$10,282	$74,388
Net Income (Loss)	—	28,828	28,828
Balance, December 31, 2021	64,106	39,110	103,216
Distributions	—	(11,218)	(11,218)
Net Income (Loss)	—	13,662	13,662
Balance, March 31, 2022	$64,106	$41,554	$105,660

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$42,490	$(2,035)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation	5,198	5,524
Amortization	(116)	28
Gain on Debt Extinguishment	(2,177)	—
Bad Debt Expense	—	11
Change in other assets, net	74	240
(Increase) decrease in current assets:
Accounts receivable	(3,713)	(3,438)
Inventory	(12,184)	(5,745)
Prepaid expenses and other	(511)	(886)
Derivative financial instruments	(2,583)	(1,575)
Increase (decrease) in current liabilities:
Accounts payable	(4,960)	(116)
Accrued expenses	1,697	552
Increase (decrease) in other long-term liabilities	(123)	(117)
Net cash provided by (used in) by operating activities	23,092	(7,557)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,160)	(1,006)
Proceeds from sale of property and equipment	—	236
Net cash (used in) investing activities	(1,160)	(770)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(33)
Distributions paid to Members	(11,218)	—
Proceeds from debt	146,345	115,599
Payments on debt	(158,439)	(107,274)
Net cash provided by (used in) financing activities	(23,312)	8,292
Net Increase (decrease) in cash and cash equivalents	(1,380)	(35)
CASH AND CASH EQUIVALENTS
Beginning	1,945	1,116
Ending	$565	$1,081
SUPPLEMENTAL DISCLOSURES OF NONCASH INFORMATION
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$857	$973

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Notes to Financial Statements

(Dollars in thousands)

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The accompanying financial statements are for the three and six months ended March 31, 2022, and 2021, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended  September 30, 2021 ("Fiscal 2021") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of both  March 31, 2022, and September 30, 2021, management had determined an allowance of $206,000 was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and distillers corn oil and therefore these forward contracts are not marked to market. As of March 31, 2022, the Company had 4.6 million gallons of open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 5.2 million pounds of distillers corn oil.

Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of March 31, 2022, the Company was committed to purchasing 5.0 million bushels of corn on a forward contract basis resulting in a total commitment of $30.4 million. In addition, the Company was committed to purchase 1.3 million bushels of corn on basis contracts. Additionally, we have entered into purchase agreements that locks in a percentage of our natural gas pricing.

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

Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2022 and  September 30, 2021 at market value are as follows:

Balance Sheet Classification	March 31, 2022	September 30, 2021
	in 000's	in 000's
Futures and option contracts
In gain position	$3,056	$196
In loss position	(2,452)	(1,386)
Cash held by broker	16	2,012
Forward contracts, corn	3,520	734
Net futures, options, and forward contracts	$4,140	$1,556

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and six months ended March 31, 2022 and 2021 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of
	Operations
	Classification	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$1,244	$(3,165)	$2,757	$(7,441)
Futures and option corn contracts	Cost of Goods Sold	(3,381)	3,586	(4,580)	6,905

Inventory

Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For the three and six months ended March 31, 2022, and 2021, the Company had no lower of cost or net realizable value adjustment.

Income Per Unit

Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Numerator:
Net Income (Loss) for basic earnings per unit	$13,662	$(3,146)	$42,490	$(2,035)
Net Income (Loss) for diluted earnings per unit	$13,662	$(3,146)	$42,490	$(2,035)

Denominator:
Weighted average units outstanding - basic and diluted	8,975	8,975	8,975	8,975
Income (Loss) per unit - basic and diluted	$1,522.23	$(350.53)	$4,734.26	$(226.74)

Note 3:  Inventory

Inventory is comprised of the following:

	March 31, 2022	September 30, 2021
	in 000's	in 000's
Raw Materials - corn	$20,525	$9,275
Supplies and Chemicals	6,459	5,589
Work in Process	2,938	2,762
Finished Goods	10,939	11,051
Total	$40,861	$28,677

Note 4:   Revolving Loan/Credit Agreements

FCSA/CoBank

The Company is a party to a credit agreement (the "FSCA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $30.0 million (the “Term Loan”), a revolving term loan in the amount of up to $40.0 million (the “Revolving Term Loan”) and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. In  February 2021, the parties amended the credit agreement to modify the Term Loan (the "Restated Term Note") to (i) only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and (ii) thereafter, require the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023. All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024. As of March 31, 2022, there was an outstanding balance of $18.75 million on the Term Loan.

As of March 31, 2022, there was an outstanding balance of $27.0 million on the Revolving Term Loan and $13.0 million available under the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 15, 2024.

As of March 31, 2022, there was no outstanding balance under the Revolving Credit Loan and there was $10 million available under the Revolving Credit Loan. Effective February 25, 2022, we amended the terms of the Revolving Credit Loan to extend the maturity date from March 1, 2022 to February 1, 2023.

Under the FCSA Credit Facility, the interest rates utilize the Daily Simple Secured Overnight Financing Rate (SOFR) Rate with a Daily Simple SOFR Rate Spread of 3.45% per annum.  The interest rate at March 31, 2022 applicable to each of the loans under the FSCA Credit Facility was 3.85%.

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

Notes payable

Notes payable consists of the following:

	March 31, 2022	September 30, 2021
	(000's)	(000's)
Term Loan bearing interest at SOFR plus 3.45% (3.85% at March 31, 2022)	$18,750	$22,500
Revolving Term Loan bearing interest at SOFR plus 3.45% (3.85% at March 31, 2022)	27,013	34,999
Note payable, PPP Loan bearing interest at 1.00% maturing April 28, 2022	—	1,063
Note payable, PPP Loan bearing interest at 1.00% maturing January 4, 2026	—	1,114
Other with interest rates from 3.50% to 4.15% and maturities through 2027	1,661	2,157
	47,424	61,833
Less Current Maturities	8,653	10,019
Less Financing Costs, net of amortization	115	137
Total Long Term Debt	38,656	51,677

The Company had the following approximate aggregate maturities of notes payable for the twelve month period ended  March 31:

2023	$8,653

2024	34,372

2025	115

2026	119

2027	123

2028 and thereafter	42

Total	$47,424

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022, and September 30, 2021, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$3,056	$3,520	$—

Liabilities:
Derivative financial instruments	2,452	—	—

	September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$196	$734	$—

Liabilities:
Derivative financial instruments	1,386	—	—

Note 6: Major Customer

The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026. Revenues from Bunge were $81.0 million and $52.6 million for the three months ended March 31, 2022, and 2021, respectively. Revenues from Bunge were $147.9 million and $91.9 million for the six months ended March 31, 2022 and 2021, respectively. The revenue is for ethanol only. Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee. As part of the Bunge Repurchase Agreement, the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement"), which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026.  During the three month periods ended March 31, 2022 and March 31, 2021, the Company paid Bunge $0.4 million for the ethanol marketing fees and $0.8 million for the six month periods ended March 31, 2022 and March 31, 2021.

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

The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge and Trinity Leasing. An additional 60 cars are leased from a third party under two separate leases for 3 years for half of the cars and 4 years for the second half of the cars. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 30 tanker cars and 44 hopper cars to two unrelated third parties, which subleases expired November 8, 2020, and December 31, 2020 and upon expiration, the leases converted to a month-to-month basis.Expense incurred for the operating leases during the three months ended March 31, 2022 was $0.8 million and $0.7 million, and $1.87 million and $1.54 million for the six months ended March 31, 2022 and March 31, 2021. The total lease agreements have maturity dates ranging from March 31, 2022 to March 2026. The average remaining life of the lease term for these leases was 1.2 years as of March 31, 2022.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 3.85%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long-term liabilities was $3.1 million as of March 31, 2022.

The Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve-month period ended March 31, 2022:

2023	$2,556
2024	469
2025	65
2026	58
Total	$3,148

Undiscounted future payments	$3,148
Discount effect	(86)
$3,062

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations. This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2021 ("Fiscal 2021"), including the financial statements, accompanying notes and the risk factors contained herein.

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

On November 26, 2019, the Environmental Protection Agency (the "EPA") approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated by our facility for up to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG, or greenhouse gas impacts reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company completed the registration process before the end of the second quarter in the fiscal year ending September 30, 2022 ("Fiscal 2022").

On February 10, 2022, our Board of Directors declared a distribution of $1,250 per unit to its members. The distribution was paid on February 17, 2022 to members of record on February 10, 2022. With 8,975 shares outstanding at the time of the distribution declaration, the total cash paid for the distribution was $11.2 million.

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

On April 14, 2020 and January 28, 2021, the Company received two $1.1 million loans under the PPP Loan legislation. These PPP loans were eligible for forgiveness based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four-week period starting upon the receipt of the funds. As discussed in greater detail in Note 4 to our financial statements included herein, the Company applied for forgiveness of the PPP loans from the SBA and was notified on December 24, 2021 that the loans had been forgiven in full. Due to the PPP loans being forgiven in the first three months of Fiscal 2022, we recognized one-time income of $2.2 million, during the three and six months ended March 31, 2022.

Market Factors Impacting Operations

For the six months ended March 31, 2022 compared to the six months ended March 31, 2021, the average price per gallon of ethanol sold increased by 51.1% due to reduced stocks and increasing demand. There have also been increased prices for crude oil and gasoline in the first six months of  Fiscal 2022 compared to the first six months of 2021 due to reduced supply world-wide, and an increase in driving compared to the beginning of Fiscal 2021 when there were lockdown orders and restrictions on travel imposed by many authorities in response to the COVID pandemic.

Corn prices increased 19% when comparing the first six months of Fiscal 2022 to the first six months of Fiscal 2021 which is a continuation of the high price of corn we experienced during the latter half of Fiscal 2021. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Such changes have a material effect on our cost of goods sold with corn being one of our primary inputs.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain high or further increase, that could have a significant impact on the market price of ethanol and our net income, particularly should ethanol stocks remain low.

During Fiscal 2021, the Company faced significant challenges with respect to transportation and logistics. Like many companies, the ongoing impacts of the COVID-19 pandemic on coastal ports, the trucking industry and more recently, rail transportation, had a material effect on our ability to timely, economically, and consistently ship products both domestically and abroad.  Management continues to explore various options to mitigate these challenges, but expects them to be a factor through Fiscal 2022. Management does not know when these logistics challenges will dissipate.

The average market price per ton of distillers grains sold in the first six months of Fiscal 2022 increased by 27% compared to the average price per ton of distillers grains sold for the same period in Fiscal 2021. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative. Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. An increase in supply as certain ethanol plants return to higher production levels as operating conditions improve could have a negative effect on distillers grains prices.

Key Operating Measures

The following table provides comparative data relating to certain operating measures during the three and six months ended March 31, 2022, and March 31, 2021.

Description	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Six Months Ended March 31, 2022	Six Months Ended March 31, 2021
Production (Den gal) (in millions)	33.4	31.67	65.8	64.69
Ethanol Yield (den gal/bu)	3.00	2.93	2.96	2.93
Ethanol Price (per gal)	$1.99	$1.51	2.13	1.41
Corn Price (per bu)	$5.97	$4.98	5.62	4.72
Distillers Corn Oil Yield (lbs/bu)	1.12	0.91	1.08	0.91
BTU's/gallon	21,723	23,447	21,540	23,225
Steam/Nat Gas cost per MMBTU	$4.25	$3.47	3.93	3.27
kWh/gallon	0.62	0.64	0.64	0.63
Chemical Cost ($/gal)	$0.13	$0.10	0.11	0.09

As the table above indicates, during the three and six months ended March 31, 2022 our performance against the operating measures improved in some categories, but was met with challenges in other categories. The price per gallon of ethanol increased significantly over the same period last year due to supply shortages and increased demand for both gasoline and ethanol. The yield we obtained for both ethanol and distillers corn oil increased in the first six months of Fiscal 2022, with distillers corn oil having a significant increase and impact on revenue. We continue to focus on operating the plant more efficiently, and that can be seen in our continued reduction of BTU's per gallon. Inflation has impacted various components during the first six months of Fiscal 2022, notably in the cost of chemicals. These changes directly increase our cost of goods sold, and we do not expect them to decrease in the near future.

Due to the impact of inflation that all industries are currently experiencing, the goals set out in our "5-10-20" were hampered in the first six months of Fiscal 2022. As a reminder, the "5" represents a goal of 5% increase in efficiency/yield, the "10" represents a goal of 10% reduction in production expense from fiscal year 2019 levels by the end of Fiscal 2022.

Cost Per Gallon	YTD 2022	FY 2021	FY 2020	FY 2019
Variable	0.244	0.217	0.207	0.244
Fixed	0.119	0.107	0.129	0.121
G&A	0.053	0.044	0.043	0.038
Total	0.416	0.368	0.379	0.403

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

Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. For 2020, 2021, and 2022 the statutory volume requirements for renewable fuels were 30 billion gallons, 33 billion gallons, and 36 billion gallons, respectively. In 2019 the EPA set the 2020 renewable volume obligation at 20.09 billion gallons of renewable fuels—far below the statutory threshold. On December 7, 2021, the EPA issued a proposed rule (the “Proposed Rule”) to revise the 2020 renewable volume obligations ("RVOs") and establish renewable volume obligations for 2021 and 2022. The Proposed Rule would retroactively reduce the 2020 renewable volume obligation to 17.13 billion gallons. For 2021, the EPA’s Proposed Rule is proposing to set the renewable volume obligation at 18.52 billion gallons, and 20.77 billion gallons for 2022. The EPA accepted public comment on the Proposed Rule through February 4, 2022, following which the EPA will release a final rule, which may be materially different than the Proposed Rule. The Proposed Rule is not yet final and in April 2022, in connection with the settlement of a lawsuit by industry group Growth Energy, the EPA is required to finalize the RVOs for 2020, 2021 and 2022 by June 3, 2022.

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

 Federal regulations supporting the use of renewable fuels like the RFS are a significant driver of ethanol demand in the U.S. Under the RFS, the EPA assigns individual refiners, blenders, and importers the volume of renewable fuels they are obligated to use based on their percentage of total domestic transportation fuel sales. The mechanism that provides accountability in RFS compliance is the Renewable Identification Number ("RIN"). RIN’s are a tradeable commodity given that if refiners (obligated parties) need additional RIN’s to be compliant, they have to purchase them from those that have excess. Thus, there is an economic incentive to use renewable fuels like ethanol, or in the alternative, buy RIN’s. Obligated parties use RINs to show compliance with RFS-regulated volumes. RINs are attached to renewable fuels by ethanol producers and detached when the renewable fuel is blended with transportation fuel or traded in the open market. The market price of detached RINs affects the price of ethanol in certain markets and influences the purchasing decisions by obligated parties.

Although renewable volume obligations establish the number of gallons of renewable fuel that must be blended into the nation’s fuel supply, these obligations do not take into account waivers granted by the EPA to small refiners for "hardship."  The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. In a separate action on December 7, 2021, the EPA proposed denying 65 small refinery waiver petitions in a break from past practice under the Trump administration. On April 7, 2022, the EPA announced a decision to reverse the 31 small refinery exemptions granted in 2019, however they do not have to take any additional actions to meet their past obligations.

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

Industry Factors Affecting our Results of Operations

Ethanol prices increased 51% during the six months ended March 31, 2022, as compared to the same period in the previous fiscal year. This was coupled with an increase of 2.5% in ethanol shipments during the six months ended March 31, 2022, as compared to the prior year.

The latest outlook of supply and demand provided by the United States Department of Agriculture (the "USDA") estimate for 2021/22 corn production is 15.115 billion bushels. The yield projection is 177 bushels per acre. The USDA did increase the corn used for ethanol for the 2021/2022 crop year to 5.35 billion bushels. Their previous estimate was 5.10 billion bushels. The USDA increased their corn price estimates for fiscal 2022 to $5.80 per bushel, up from the original estimate of $4.53. The USDA estimated in their April World Agricultural Supply and Demand Estimates (WASDE) report that in 2022 there will be 93.4 million acres of corn planted which is up slightly from their original projection of 90.7 million acres. Export projections have decreased from 2.8 million bushels to 2.5 million bushels.

The US Energy Information Administration ("EIA") released its Short-Term Energy Outlook report in April 2022 and indicated that US ethanol production increased in 2021 from 2020, but still remained lower than 2019. Ethanol production was 8% higher in 2021 compared to 2020. The EIA estimates an increase of 3% over 2021 levels in 2022 and 2% in 2023. Ethanol consumption increased 10% in 2021 compared to 2020, and the EIA anticipates ethanol consumption will rise 1% in 2022 and 2023 compared to 2021.

We currently believe that our margins will decrease to more normal levels after reaching historic highs during the first three months of Fiscal 2022.  As discussed in greater depth above, in December, 2021, the EPA issued a long-awaited biofuel blending proposal that cut the RVOs for 2020 and 2021, but restored 2022's RVO, allowing it to be satisfied with up to 15 billion gallons of ethanol and an additional 5.77 billion gallons of other advanced biofuels. In January 2022, rumors circulated in the market that this 15 billion gallon number for 2022 may be rolled back in the final rule. This market speculation reduced RIN prices after the rebound RIN prices experienced in response to the December EPA announcement. Uncertainty with biofuel regulations will continue to cause fluctuations in our margins. Lower supply and challenges with transportation and logistics resulting from the long-term impact of the COVID pandemic will also have a direct impact on our margins as we continue to face challenges with delays in shipment of our products to both domestic and international markets.

Our distiller grain margins have been impacted positively in the short term due to the current high corn prices which has resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 27% for the six months ended March 31, 2022, as compared to the six months ended March 31, 2021 on a 5% increase in tons sold for those same periods. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One Agreement" where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. In 2020, China re-entered the DDG import market, but did not reach the levels necessary to be included in the top 10 countries of DDG imports.

On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for distillers corn oil, which is a feedstock for biodiesel, and could have a positive impact on distillers corn oil prices in the future.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three months ended March 31, 2022, and 2021.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$95,944	100.0%	$70,001	100.0%
Cost of Goods Sold
Material Costs	64,477	67.2%	58,792	84.0%
Variable Production Expense	8,985	9.4%	7,148	10.2%
Fixed Production Expense	7,178	7.5%	6,148	8.8%
Gross Margin (Loss)	15,304	15.95%	(2,087)	(3.0)%
General and Administrative Expenses	1,729	1.80%	1,311	1.9%
Interest and other (income) expense, net	(87)	(0.09)%	(252)	(0.4)%
Net Income (Loss)	$13,662	14.24%	$(3,146)	(4.5)%

The following table shows our results of operations, stated as a percentage of revenue for the six months ended March 31, 2022, and 2021.

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$197,602	100%	125,411	100.0%
Cost of Goods Sold
Material Costs	123,923	62.7%	99,425	79.3%
Variable Production Expense	16,087	8.1%	13,355	10.6%
Fixed Production Expense	13,516	6.8%	12,000	9.6%
Gross Margin (Loss)	44,076	22.3%	631	0.5%
General and Administrative Expenses	3,443	1.7%	2,646	2.1%
Interest and other (income) expense, net	(1,857)	(0.9)%	20	—%
Net Income (Loss)	$42,490	21.5%	$(2,035)	(1.6)%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended March 31, 2022, the average price per gallon of ethanol increased by 32% as compared to the same period in 2021, offset by a 3.8% decrease in gallons of ethanol sold, primarily due to timing of when the gallons were shipped. The net effect was a 35% increase in ethanol revenue for the three months ended March 31, 2022.

An increase in the average price per ton of distillers grains of approximately 27% combined with a 16% increase in volume sold resulted in an increase of 25% in revenue for this category in the three months ended March 31, 2022 as compared to the same three month period in 2021.

Distillers corn oil revenue increased 95% in the three months ended March 31, 2022, compared to the three months ended March 31, 2021 with a 60% increase in price compounded by a higher volume of 22%. Distillers corn oil prices increased principally as a result of increased biodiesel production. Our market for distillers corn oil is primarily local middlemen that compete for our available supply. On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit may increase demand for distillers corn oil, which is a feedstock for biodiesel, which positively impacted prices for distillers corn oil during the three months ended December 31, 2021 and could continue to positively impact distillers corn oil prices in the future.

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$71,202	74.21%	$52,553	75.1%
Distillers Grains	16,502	17.20%	13,209	18.9%
Distillers Corn Oil	7,652	7.98%	3,934	5.6%
Other	588	0.61%	305	0.4%

	Six Months Ended March 31, 2022		Six Months Ended March 31, 2021
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$149,119	75.5%	$91,862	73.2%
Distillers Grains	32,000	16.2%	25,837	20.6%
Distillers Corn Oil	15,414	7.8%	7,124	5.7%
Other	1,069	0.5%	588	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 86.3% and 102.4% for the three months ended March 31, 2022, and 2021, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 20% in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. Due to maintenance challenges, the volume of ethanol produced decreased by 8% for the three months ended March 31, 2022, as compared to the same period in Fiscal 2021.

Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $2.1 million decrease to our cost of goods sold for the three months ended March 31, 2022, compared to a increase of $0.4 million for the three months ended March 31, 2021. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses increased 17.4% when comparing the three months ended March 31, 2022, to the three months ended March 31, 2021due to an increase in the cost of chemicals and utilities.

Fixed production expenses increased 18.2% for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to an increase in repairs and maintenance expense and an increase in our railcar lease expense due to cleaning and maintenance costs on the tanker cars.

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended March 31, 2022, increased 25% compared to the three months ended March 31, 2021,primarily due to increased payroll expenses, insurance expenses and legal and accounting fees associated with being registered with the Securities and Exchange Commission.

Interest and Other (Income) Expense, Net

Our interest and other (income) expenses, net, were ($0.1) million for three months ended March 31, 2022, and ($0.3) million for the three months ended March 31, 2021. The difference was the timing of patronage payments from our lenders.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

EBITDA
Net Income (Loss)	$13,662	$(3,146)	$42,490	$(2,035)
Interest Expense	373	562	778	1,026
Depreciation	2,849	2,764	5,198	5,524
EBITDA	16,884	180	48,466	4,515

Unrealized Hedging (Gain) Loss	(3,381)	(1,578)	(4,580)	(1,302)

Modified EBITDA	$13,503	$(1,398)	$43,886	$3,213

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

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million, beginning September 1, 2020, and a maturity date of November 15, 2024. The February 26, 2021 amendment to the FCSA Credit Facility modified the Term Loan to only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and thereafter requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023 (the "Restated Term Note"). All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024. As of March 31, 2022, there was an outstanding balance of $18.75 million on the Term Loan.

As of March 31, 2022, there was an outstanding balance of $27.0 million on the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 15, 2024.

As of March 31, 2022, there was no outstanding balance under the Revolving Credit Loan. Effective February 25, 2022, we amended the terms of the Revolving Credit Loan to extend the maturity date from March 1, 2022 to February 1, 2023.

           Under the FCSA Credit Facility, the interest rates utilize the Daily Simple SOFR Rate with a Daily Simple SOFR Rate Spread of 3.45% per annum.  The interest rate at March 31, 2022 applicable to each of the loans under the FSCA Credit Facility was 3.85%.

As of March 31, 2022, we had a cash balance of $0.6 million, $13.0 million available under the Revolving Term Loan and $10 million available under the Revolving Credit Loan.

Primary Working Capital Needs

During the third quarter of Fiscal 2022, we estimate that we will require cash of approximately $68 million for our primary input of corn and $4 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the third quarter are expected to be $2 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None

Item 6.   Exhibits

10.1

Amendment No. 8 to Credit Agreement dated February 25, 2022 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company with the Securities and Exchange Commission on March 3, 2022)

10.2

Third Amended and Restated Revolving Credit Note dated February 25, 2022 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company with the Securities and Exchange Commission on March 3, 2022).

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 6, 2022	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	May 6, 2022	/s/ Ann M. Reis
Ann M. Reis, Chief Financial Officer