Form 10-Q
period 2022-06-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2022-08-12
CIK 1424844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 25, 2022, the Company had 8,975 Series A Membership Units outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

ASSETS	June 30, 2022	September 30, 2021
	(Unaudited)
Current Assets
Cash and cash equivalents	$15	$1,945
Accounts receivable, net of allowance for doubtful accounts	18,046	12,766
Derivative financial instruments	3,007	1,556
Inventory	49,339	28,677
Prepaid expenses and other	601	443
Total current assets	71,008	45,387

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	259,207	255,623
Office and other equipment	1,941	1,892
	263,212	259,579
Accumulated depreciation	(162,048)	(153,546)
Net property, plant and equipment	101,164	106,033

Other Assets
Right of use asset operating leases, net	3,932	3,937
Other assets	852	1,069
Total Assets	$176,956	$156,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	June 30, 2022	September 30, 2021
	(Unaudited)
Current Liabilities
Accounts payable	$5,870	$7,695
Accrued expenses	5,944	4,556
Checks in excess of bank balance	9,080	—
Current maturities of notes payable	7,608	10,019
Current portion of operating lease liability	2,564	2,922
Total current liabilities	31,066	25,192

Long Term Liabilities
Notes payable, less current maturities	24,328	51,677
Other long-term liabilities	4,022	4,154
Long term portion of operating lease liability, less current portion	1,368	1,015
Total long term liabilities	29,718	56,846

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	52,066	10,282
Total members' equity	116,172	74,388

Total Liabilities and Members' Equity	$176,956	$156,426

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations

(Dollars in thousands except for net income per unit)

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues	$87,530	$87,869	$285,132	$213,280
Cost of Goods Sold
Cost of goods sold-non hedging	76,851	80,349	232,201	199,412
Realized & unrealized hedging losses (gains)	1,050	(1,048)	(773)	4,707
	77,901	79,301	231,428	204,119

Gross Margin	9,629	8,568	53,704	9,161

General and administrative expenses	1,765	1,305	5,206	3,940

Operating Income (Loss)	7,864	7,263	48,498	5,221

Interest expense	415	524	1,194	1,522
Other (income) expense, net	(3,063)	(15)	(5,698)	(1,020)
Interest and other (income) expense, net	(2,648)	509	(4,504)	502

Net Income (Loss)	$10,512	$6,754	$53,002	$4,719

Weighted average units outstanding - basic and diluted	8,975	8,975	8,975	8,975
Net Income (Loss) per unit - basic and diluted	$1,171.25	$752.53	$5,905.52	$525.79

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)

		Retained Earnings
	Members' Capital	(Deficit)	Total

Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income (Loss)	—	1,111	1,111
Balance, December 31, 2020	64,106	2,809	66,915
Net Income (Loss)	—	(3,146)	(3,146)
Balance, March 31, 2021	64,106	(337)	63,769
Net Income (Loss)	—	6,754	6,754
Balance, June 30, 2021	$64,106	$6,417	$70,523

Balance, September 30, 2021	$64,106	$10,282	$74,388
Net Income (Loss)	—	28,828	28,828
Balance, December 31, 2021	64,106	39,110	103,216
Distributions	—	(11,218)	(11,218)
Net Income (Loss)	—	13,662	13,662
Balance, March 31, 2022	64,106	41,554	105,660
Net Income (Loss)	—	10,512	10,512
Balance, June 30, 2022	$64,106	$52,066	$116,172

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$53,002	$4,719
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,521	8,290
Amortization	33	54
Gain on Debt Extinguishment	(2,177)	—
Bad Debt Expense	—	79
Change in other assets, net	217	240
(Increase) decrease in current assets:
Accounts receivable	(5,280)	(8,790)
Inventory	(20,662)	(10,790)
Prepaid expenses and other	(158)	(647)
Derivative financial instruments	(1,451)	(1,139)
Increase (decrease) in current liabilities:
Accounts payable	(1,825)	584
Accrued expenses	1,388	407
Increase (decrease) in other long-term liabilities	(131)	(95)
Net cash provided by (used in) by operating activities	31,477	(7,088)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,652)	(6,180)
Net cash (used in) investing activities	(3,652)	(6,180)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for financing costs	—	(33)
Distributions paid to Members	(11,218)	—
Proceeds from debt	190,246	186,605
Payments on debt	(217,863)	(172,956)
Checks in excess of bank balance	9,080	—
Net cash provided by (used in) financing activities	(29,755)	13,616
Net increase (decrease) in cash and cash equivalents	(1,930)	348
CASH AND CASH EQUIVALENTS
Beginning	1,945	1,116
Ending	$15	$1,464
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,227	$1,491

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The accompanying financial statements are for the three and nine months ended June 30, 2022, and 2021, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended  September 30, 2021 ("Fiscal 2021") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of both  June 30, 2022, and September 30, 2021, management had determined an allowance of $206,000 was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and distillers corn oil and therefore these forward contracts are not marked to market. As of June 30, 2022, the Company had 3.6 million gallons of open contracts for ethanol, 0.1 million tons of wet and dried distillers grains and 2.4 million pounds of distillers corn oil.

Corn purchase contracts are treated as derivative financial instruments. Changes in market value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of June 30, 2022, the Company was committed to purchasing 5.1 million bushels of corn on a forward contract basis resulting in a total commitment of $32.7 million. In addition, the Company was committed to purchase 1.2 million bushels of corn on basis contracts. Additionally, we have entered into purchase agreements that locks in a percentage of our natural gas pricing.

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

Derivatives not designated as hedging instruments along with cash held by brokers at June 30, 2022 and  September 30, 2021 at market value are as follows:

	Balance Sheet Classification	June 30, 2022	September 30, 2021
		in 000's	in 000's
Futures and option contracts
In gain position		$3,622	$196
In loss position		(1,819)	(1,386)
Cash held by broker		1,708	2,012
Forward contracts, corn		(504)	734
Net futures, options, and forward contracts	Current Asset	$3,007	$1,556

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and nine months ended June 30, 2022 and 2021 consist of the following:

		Three Months Ended		Nine Months Ended
	Statement of
	Operations
	Classification	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts	Cost of Goods Sold	$(1,775)	$(98)	$982	$(1,248)
Futures and option corn contracts	Cost of Goods Sold	2,825	(950)	(1,755)	5,955

Inventory

Inventory is stated at the lower of weighted average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For the three and nine months ended June 30, 2022, and 2021, the Company had no lower of cost or net realizable value adjustment.

Income Per Unit

Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Numerator:
Net Income (Loss) for basic earnings per unit	$10,512	$6,754	$53,002	$4,719
Net Income (Loss) for diluted earnings per unit	$10,512	$6,754	$53,002	$4,719

Denominator:
Weighted average units outstanding - basic and diluted	8,975	8,975	8,975	8,975
Income (Loss) per unit - basic and diluted	$1,171.25	$752.53	$5,905.52	$525.79

Note 3:  Inventory

Inventory is comprised of the following:

	June 30, 2022	September 30, 2021
	in 000's	in 000's
Raw Materials - corn	$25,117	$9,275
Supplies and Chemicals	6,802	5,589
Work in Process	3,357	2,762
Finished Goods	14,063	11,051
Total	$49,339	$28,677

Note 4:   Revolving Loan/Credit Agreements and Government Assistance

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

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. In  February 2021, the parties amended the credit agreement to modify the Term Loan (the "Restated Term Note") to (i) only require the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and (ii) thereafter, require the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023. All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024. As of June 30, 2022, there was an outstanding balance of $18.75 million on the Term Loan.

As of June 30, 2022, there was an outstanding balance of $ 12.6 million on the Revolving Term Loan and $27.4 million available under the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 15, 2024.

As of June 30, 2022, there was no outstanding balance under the Revolving Credit Loan and there was $10 million available under the Revolving Credit Loan. Effective February 25, 2022, we amended the terms of the Revolving Credit Loan to extend the maturity date from March 1, 2022 to February 1, 2023.

Under the FCSA Credit Facility, the interest rates utilize the Daily Simple Secured Overnight Financing Rate (SOFR) with a Daily Simple SOFR Rate Spread of 3.45% per annum.  The interest rate at June 30, 2022 applicable to each of the loans under the FSCA Credit Facility was 5.06%.

Effective July 18, 2022, the Company, FLCA, PCA and CoBank entered into the First Amended and Restated Credit Agreement (the "Restated Credit Agreement") which amended and restated the Company's Credit Agreement dated as of June 24, 2014, as amended by Amendment No. 1 dated as of February 11, 2015, Amendment No. 2 dated as of February 11, 2015, Amendment No. 3 dated as of January 25, 2016, Amendment No. 4 dated as of November 14, 2019, Amendment No. 5 dated as of February 26, 2021, Amendment No. 6 dated as of July 30, 2021, Amendment No. 7 dated as of October 29, 2021 and Amendment No 8. dated February 25, 2022 (collectively the "Original Credit Agreement"). The credit facility continues to be secured by substantially all of the Company's assets.

The Restated Credit Agreement amended and restated the Original Credit Agreement to incorporate all of the prior amendments to the Original Credit Agreement into the Restated Credit Agreement. The Restated Credit Agreement also made the following key modifications:

- The Second Amended and Restated Term Note dated February 26, 2021 (the "Existing Term Note") was replaced in its entirety by the Third Amended and Restated Term Note dated July 18, 2022 (the "Restated Term Note"). The Restated Term Note provides for a maximum principal amount of $18,750,000 and for all borrowings thereunder to bear interest at a rate selected by the Company equal to either (a) the Daily Simple SOFR Rate plus a spread equal to 3.25% per annum, or (b) a Quoted Rate Option (a fixed rate per annum quoted to the Company by Agent to be applicable for a period determined by CoBank), the Quoted

Rate with such Quoted Rate to remain fixed for such period as is confirmed to the Company by CoBank. The Daily Simple SOFR Rate itself is calculated, in part, based upon the greater of (a) a floor of 0.00% and (b) the Secured Overnight Financing Rate, as established by the Federal Reserve Bank of New York (or a successor establisher of such rate) from time to time ("SOFR"). All other terms of the Existing Term Note Remain in full force and effect including the maturity date of November 15, 2024.

- The First Amended and Restated Revolving Term Note dated November 8, 2019 (the "Existing Revolving Term Note") was replaced in its entirety by the Second Amended and Restated Revolving Term Note dated July 18, 2022 (the "Restated Revolving Term Note"). The Restated Revolving Term Note continues to provide for a maximum principal amount of $40,000,000 but amended the Existing Revolving Term Note to provide for all borrowings thereunder to bear interest at a rate selected by the Company equal to or either (a) the Daily Simple SOFR Rate plus a spread equal to 3.25% per annum, or (b) a Quoted Rate Option

(the fixed rate per annum quoted to the Company by Agent to be applicable for a period determined by CoBank), the Quoted Rate with such Quoted Rate to remain fixed for such period as is confirmed to the Company by CoBank. The Daily Simple SOFR Rate itself is calculated as set forth in the paragraph above. The full amount of the Restated Revolving Term Note continues to remain available on a revolving basis from time to time through maturity which maturity date remains November 15, 2024. All other terms of the Existing Revolving Term Note remain in full force and effect.

- The Third Amended and Restated Revolving Credit Note dated February 25, 2022 (the "Existing Revolving Credit Note") was replaced in its entirety by the Fourth Amended and Restated Revolving Term Note dated July 18, 2022 (the "Restated Revolving Credit Note"). The Restated Revolving Credit Note continues to provide for a maximum principal amount of $10,000,000 and that all borrowings thereunder bear interest at a rate equal to the Daily Simple SOFR Rate plus a spread, however, the spread was decreased from 3.45% per annum to 3.10% per annum. All other terms of the Existing Revolving Credit Note remain in full force and effect including the maturity date of February 1, 2023.

Government Programs

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

           On May 23, 2022, the Company received $3.1 million from the USDA's Biofuel Producer Program. This amount was deemed "other income" to the Company and there are no additional requirements the Company must fulfill to keep the funds.

Notes payable

Notes payable consists of the following:

	June 30, 2022	September 30, 2021
	(000's)	(000's)
Term Loan bearing interest at SOFR plus 3.45% (5.06% at June 30, 2022)	$18,750	$22,500
Revolving Term Loan bearing interest at SOFR plus 3.45% (5.06% at June 30, 2022)	12,596	34,999
Note payable, PPP Loan bearing interest at 1.00% maturing April 28, 2022	—	1,063
Note payable, PPP Loan bearing interest at 1.00% maturing January 4, 2026	—	1,114
Other with interest rates from 3.50% to 4.15% and maturities through 2027	694	2,157
	32,040	61,833
Less Current Maturities	7,608	10,019
Less Financing Costs, net of amortization	104	137
Total Long Term Debt	$24,328	$51,677

The Company had the following approximate aggregate maturities of notes payable for the twelve month period ended  June 30, 2022

2023	$7,608

2024	7,716

2025	16,462

2026	120

2027	124

2028 and thereafter	10

Total	$32,040

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, and September 30, 2021, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$3,662	$—	$—

Liabilities:
Derivative financial instruments	1,819	504	—

	September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$196	$734	$—

Liabilities:
Derivative financial instruments	1,386	—	—

Note 6: Major Customer

The Company is party to the Restated Ethanol Agreement with Bunge for the exclusive marketing, selling, and distributing of all the ethanol produced by the Company through December 31, 2026. Revenues from Bunge were $54.8 million and $67.6 million for the three months ended June 30, 2022, and 2021, respectively. Revenues from Bunge were $202.7 million and $159.6 million for the nine months ended June 30, 2022 and 2021, respectively. The revenue is for ethanol only. Under the original Ethanol Agreement between the Company and Bunge, the Company sold Bunge all of the ethanol produced by the Company and the Company paid Bunge a percentage fee for ethanol sold by Bunge, subject to a minimum and maximum annual fee. As part of the Bunge Repurchase Agreement, the parties entered into a restated Ethanol Agreement effective January 1, 2020 (the "Restated Ethanol Agreement"), which provides that the Company will pay Bunge a flat monthly marketing fee. The term of the Restated Ethanol Agreement expires on December 31, 2026.  The Company paid Bunge ethanol marketing fees of $0.4 million for the three month periods ended  June 30, 2022  and June 30, 2021, respectively, and $1.1 million for the nine month periods ended  June 30, 2022 and June 30, 2021, respectively.

Note 7: Lease Obligations

The Company follows ASU 2016-12, Leases (Topic 842) to account for all lease obligations. The Company elected the option to apply the transition provisions at the adoption date instead of the earliest comparative period presented in the financial statements. The Company elected the short-term lease exception provided for in the standard and therefore only recognized right-of-use assets and lease liabilities for leases with a term greater than one year. The Company elected the package of practical expedients to not re-evaluate existing contracts as containing a lease or the lease classification unless it was not previously assessed against the lease criteria. In addition, the Company did not reassess initial direct costs for any existing leases.

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

The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Bunge and Trinity Leasing. An additional 60 cars are leased from a third party under two separate leases for 3 years for half of the cars and 4 years for the second half of the cars. The Company is obligated to pay costs of insurance, taxes, repairs and maintenance pursuant to the terms of the leases. These costs are in addition to regular lease payments and are not included in lease expense. The Company subleased 30 tanker cars and 44 hopper cars to two unrelated third parties, which subleases expired November 8, 2020, and December 31, 2020 and upon expiration, the leases converted to a month-to-month basis. As of  June 30, 2022, all subleases for hopper cars had been terminated and the hopper cars returned to Bunge and all subleases for tanker cars had been terminated and the tanker cars returned to the Company and are currently in use by the Company.  Expense incurred for the operating leases during the three months ended June 30, 2022 and 2021 was $0.8 million and $0.7 million, respectively, and $2.73 million and $2.3 million for the nine months ended  June 30, 2022 and June 30, 2021, respectively. Bunge has requested the return of all leased hopper cars by September 1, 2022, therefore the Company has entered into leases with third parties for other hopper cars which leases will become effective September 1, 2022.  The total lease agreements currently in effect have maturity dates ranging from August 1, 2022 to August 2027. The average remaining life of the lease term for these leases was 1.7 years as of June 30, 2022.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 5.06%. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long-term liabilities was $3.9 million as of June 30, 2022.

The Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve-month period ended June 30, 2022:

2023	$2,627
2024	407
2025	401
2026	380
2027 and after	393
Total	$4,208

Undiscounted future payments	$4,208
Discount effect	(276)
$3,932

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

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for Fiscal 2021 under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

On November 26, 2019, the Environmental Protection Agency (the "EPA") approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated by our facility to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG, or greenhouse gas impacts reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company completed the registration process before the end of the second quarter in the fiscal year ending September 30, 2022 ("Fiscal 2022").

On February 10, 2022, our Board of Directors declared a distribution of $1,250 per unit to its members. The distribution was paid on February 17, 2022 to members of record on February 10, 2022. With 8,975 shares outstanding at the time of the distribution declaration, the total cash paid for the distribution was $11.2 million.

On May 23, 2022, the Company received $3.1 million from the USDA's Biofuel Producer Program. This amount was deemed "other income" to the Company and there are no additional requirements the Company must fulfill to keep the funds.

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

On April 14, 2020 and January 28, 2021, the Company received two $1.1 million loans under the PPP Loan legislation. These PPP loans were eligible for forgiveness based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four-week period starting upon the receipt of the funds. As discussed in greater detail in Note 4 to our financial statements included herein, the Company applied for forgiveness of the PPP loans from the SBA and was notified on December 24, 2021 that the loans had been forgiven in full. Due to the PPP loans being forgiven in the first three months of Fiscal 2022, we recognized one-time income of $2.2 million, during the nine months ended June 30, 2022.

.

Market Factors Impacting Operations

For the nine months ended June 30, 2022  compared to the nine months ended June 30, 2021, the average price per gallon of ethanol sold increased by 50.6% due to reduced stocks and increasing demand. There have also been increased prices for crude oil and gasoline in the first nine months of Fiscal 2022 compared to the first nine months of 2021 due to reduced supply world-wide, and an increase in driving compared to the beginning of Fiscal 2021 when there were lockdown orders and restrictions on travel imposed by many authorities in response to the COVID pandemic.

Corn prices increased 20.7% when comparing the first nine months of Fiscal 2022 to the first nine months of Fiscal 2021 which is a continuation of the high price of corn we experienced during the latter half of Fiscal 2021. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Such changes have a material effect on our cost of goods sold with corn being one of our primary inputs.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain high or further increase, that could have a significant impact on the market price of ethanol and our net income, particularly should ethanol stocks remain low.

During Fiscal 2021, the Company faced significant challenges with respect to transportation and logistics. Like many companies, the ongoing impacts of the COVID-19 pandemic on coastal ports, the trucking industry and more recently, rail transportation, had a material effect on our ability to timely, economically, and consistently ship products both domestically and abroad.  Management continues to explore various options to mitigate these challenges, but expects them to continue to be a factor through Fiscal 2022. Management does not know when these logistics challenges will dissipate.

The average market price per ton of distillers grains sold in the first nine months of Fiscal 2022 increased by 26% compared to the average price per ton of distillers grains sold for the same period in Fiscal 2021. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices which resulted in end users seeking out distillers grains as the lower cost alternative. Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. An increase in supply as certain ethanol plants return to higher production levels as operating conditions improve could have a negative effect on distillers grains prices.

Key Operating Measures

The following table provides comparative data relating to certain operating measures during the three and nine months ended June 30, 2022, and June 30, 2021.

Description	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
Production (Den gal) (in millions)	26.09	32.09	91.89	96.78
Ethanol Yield (den gal/bu)	2.96	2.95	2.96	2.94
Ethanol Price (per gal)	$2.57	$2.06	$2.47	$1.64
Corn Price (per bu)	$7.39	$5.88	$6.12	$5.07
Corn Oil Yield (lbs/bu)	1.12	0.96	1.10	0.93
BTU's/gallon	21,716	21,637	21,788	22,697
Steam/Nat Gas cost per MMBTU	$3.56	$3.22	$3.81	$3.24
kWh/gallon	0.75	0.64	0.68	0.63
Chemical Cost ($/gal)	$0.16	$0.09	$0.13	$0.09

As the table above indicates, during the three and nine months ended June 30, 2022 our performance against the operating measures improved in some categories, but was met with challenges in other categories. The price per gallon of ethanol increased significantly over the same period last year due to supply shortages and increased demand for both gasoline and ethanol. The yield we obtained for both ethanol and distillers corn oil increased in the first nine months of Fiscal 2022, with distillers corn oil having a significant increase and impact on revenue. We continue to focus on operating the plant more efficiently, and that can be seen in our continued reduction of BTU's per gallon in the year-to-date total. The three months ended June 30, 2022 BTU amount was impacted by the annual plant shutdown which decreased the amount of ethanol gallons produced. Inflation has impacted various components during the first nine months of Fiscal 2022, notably in the cost of chemicals. These changes directly increase our cost of goods sold, and we do not expect them to decrease in the near future.

The impact of inflation on chemical costs, the price of labor and other durable goods, indicate that maintaining the achievement generated in Fiscal 2021 will prove to be a significant challenge. Our management team continues to explore opportunities to reduce costs and more efficient and effective means of operating the Company.

Cost Per Gallon	YTD 2022	FY 2021	FY 2020	FY 2019
Variable	0.270	0.217	0.207	0.244
Fixed	0.160	0.107	0.129	0.121
G&A	0.060	0.044	0.043	0.038
Total	0.490	0.368	0.379	0.403

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

Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. For 2020, 2021, and 2022 the statutory volume requirements for renewable fuels were 30 billion gallons, 33 billion gallons, and 36 billion gallons, respectively. On June 3, 2022, the EPA released the final rules for the renewable volume obligations ("RVOs") for 2020, 2021 and 2022 and set the RVOs at 17.13 billion gallons for 2020, 18.84 billion gallons for 2021 and 20.63 billion gallons for 2022. An additional 250 million supplemental gallons were added to the RVOs for 2022 in order to address the court-ordered remand of previously lowered RVOs for 2014-2016.

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

Although renewable volume obligations establish the number of gallons of renewable fuel that must be blended into the nation’s fuel supply, these obligations do not take into account waivers granted by the EPA to small refiners for "hardship."  The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. On June 3, 2022, the EPA announced the denial of 69 petitions from small refineries seeking small refinery exemptions (SREs) from the RFS program for one or more of the compliance years between 2016 and 2021. Having a final conclusion to this issue that has been ongoing for many years will help provide more stability within the RIN's market.

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

Industry Factors Affecting our Results of Operations

Ethanol prices increased 50.6% during the nine months ended June 30, 2022, as compared to the same period in the previous fiscal year. This increase was partially offset by a decrease of 17.1% in ethanol shipments during the nine months ended June 30, 2022, as compared to the prior year. The reduction in shipments was due to our increased shipments of undenatured ethanol. Management believes the volume of undenatured ethanol sales will continue at similar rates in the future.

The latest outlook of supply and demand provided by the United States Department of Agriculture (the "USDA") estimate for United States 2021/22 corn production is 15.115 billion bushels. The yield projection is 177 bushels per acre. Both were unchanged from the previous report. The projection for the 2022/23 crop year is 14.46 billion bushels and a 177 yield projection. The USDA did increase the corn used for ethanol for the 2021/2022 crop year to 5.375 billion bushels. Their previous estimate was 5.35 billion bushels. For the 2022/23 crop year, the estimated usage for ethanol is 5.375 billion bushels. The USDA increased their corn price estimates for fiscal 2022 to $5.95 per bushel, up from the previous estimate of $5.80. For the 2022/23 crop year, the USDA is anticipating the average corn price to be $6.75. The USDA estimated in their July World Agricultural Supply and Demand Estimates (WASDE) report that in 2021/22 there were 93.4 million acres of corn planted which is up slightly from their original projection of 90.7 million acres, but is unchanged from their April report. The USDA is estimating for 2022/23 there will be 89.5 million corn acres planted. Export projections have decreased from 2.5 million bushels to 2.45 million bushels for the 2021/22 crop year and is estimated to be 2.4 million bushels for the 2022/23 crop year.

The US Energy Information Administration ("EIA") released its Short-Term Energy Outlook report in July 2022 and indicated that US ethanol production increased in 2021 from 2020, but still remained lower than 2019. Ethanol production was 8% higher in 2021 compared to 2020. The EIA estimates an increase of 4% over 2021 levels in 2022 and 2% in 2023. Ethanol consumption increased 10% in 2021 compared to 2020, and the EIA anticipates ethanol consumption will rise 1% in 2022 and 1.4% in 2023 compared to 2021.

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

Our distiller grain margins have been impacted positively in the short term due to the current high corn prices which has resulted in increased demand for our dried distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 26% for the nine months ended June 30, 2022, as compared to the nine months ended June 30, 2021 on a 1.2% decrease in tons sold for those same periods. In 2019, the U.S. implemented tariffs on a cross section of Chinese products, and China did not order products from the U.S., including DDG. In January 2020, the U.S. and China signed a "Phase One Agreement" where the U.S. lowered tariffs in exchange for China reinstating orders for U.S. products, including agriculture products. We cannot forecast how much demand from China will come back into the marketplace, or if additional demand can be created from other foreign markets or domestically. In 2020, China re-entered the DDG import market, but did not reach the levels necessary to be included in the top 10 countries of DDG imports.

On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit has increased demand for distillers corn oil, which is a feedstock for renewable diesel, and could continue to have a positive impact on distillers corn oil prices for the remainder of Fiscal 2022

On July 27, 2022 the Inflation Reduction Act of 2022 (the "IRA") was introduced in the U.S. Senate. Although we are still evaluating the IRA, if enacted as proposed, it could have several potential impacts on our business operations. The proposed legislation includes tax incentives that support biofuel production and infrastructure as well as an extension of the biodiesel tax credit which could result in continued positive impact on the value of our distillers corn oil.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three months ended June 30, 2022, and 2021.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$87,530	100.0%	$87,869	100.0%
Cost of Goods Sold
Material Costs	61,738	70.5%	65,268	74.3%
Variable Production Expense	8,985	10.3%	6,592	7.5%
Fixed Production Expense	7,178	8.2%	7,441	8.5%
Gross Margin	9,629	11.00%	8,568	9.8%
General and Administrative Expenses	1,765	2.02%	1,305	1.5%
Interest and other (income) expense, net	(2,648)	(3.03)%	509	0.6%
Net Income (Loss)	$10,512	12.01%	$6,754	7.7%

The following table shows our results of operations, stated as a percentage of revenue for the nine months ended June 30, 2022, and 2021.

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$285,132	100%	213,280	100.0%
Cost of Goods Sold
Material Costs	201,825	70.8%	164,699	77.2%
Variable Production Expense	16,087	5.6%	19,958	9.4%
Fixed Production Expense	13,516	4.7%	19,462	9.1%
Gross Margin	53,704	18.8%	9,161	4.3%
General and Administrative Expenses	5,206	1.8%	3,940	1.8%
Interest and other (income) expense, net	(4,504)	(1.6)%	502	0.2%
Net Income (Loss)	$53,002	18.6%	$4,719	2.2%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended June 30, 2022, the average price per gallon of ethanol increased by 24.8% as compared to the same period in 2021, offset by a 35.9% decrease in gallons of ethanol sold, primarily due an extended annual shutdown timeframe. The net effect was a 5.6% decrease in ethanol revenue for the three months ended June 30, 2022.

An increase in the average price per ton of distillers grains of approximately 22% which was partially offset by a 5% decrease in volume sold resulted in an increase of 2.8% in revenue for this category in the three months ended June 30, 2022 as compared to the same three month period in Fiscal 2021.

Distillers corn oil revenue increased 56.1% in the three months ended June 30, 2022, compared to the three months ended June 30, 2021 with a 57.5% increase in price, offset by a lower volume of 0.3%. Distillers corn oil prices increased principally as a result of increased biodiesel production. Our market for distillers corn oil is primarily local middlemen that compete for our available supply.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$63,858	73%	$67,645	77.0%
Distillers Grains	15,031	17.2%	14,615	16.6%
Distillers Corn Oil	8,284	9.5%	5,307	6.0%
Other	357	0.4%	302	0.3%

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$212,977	74.7%	$159,507	74.8%
Distillers Grains	47,030	16.5%	40,452	19.0%
Distillers Corn Oil	23,698	8.3%	12,431	5.8%
Other	1,427	0.5%	890	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 89.0% and 90.2% for the three months ended June 30, 2022, and 2021, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 25.7% in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Due to operational challenges, the volume of ethanol produced decreased by 18.7% for the three months ended June 30, 2022, as compared to the same period in Fiscal 2021.

Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $1.05 million increase to our cost of goods sold for the three months ended June 30, 2022, compared to a decrease of 0.8 million for the three months ended June 30, 2021. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses increased 36.3% when comparing the three months ended June 30, 2022, to the three months ended June 30, 2021due to an increase in the cost of chemicals and utilities.

Fixed production expenses decreased 3.5% for the three months ended June 30, 2022, compared to the three months ended June 30, 2021,due to a decrease in our rail car maintenance expense year over year and ability to capitalize plant maintenance expenses incurred during the third quarter of Fiscal 2022 based on the nature of the repairs.

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended June 30, 2022, increased 35.2% compared to the three months ended June 30, 2021,primarily due to increased payroll expenses, insurance expenses and legal and accounting fees associated with being registered with the Securities and Exchange Commission.

Interest and Other (Income) Expense, Net

Our interest and other (income) expenses, net, were $ (2.6)  million for three months ended June 30, 2022, and $509 thousand for the three months ended June 30, 2021. The difference was the receipt of the USDA Biofuels Producer grant received in May of 2022.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

EBITDA
Net Income (Loss)	$10,512	$6,754	$53,002	$4,719
Interest Expense	415	524	1,194	1,522
Depreciation	2,842	2,764	8,521	8,290
EBITDA	13,769	10,042	62,717	14,531

Unrealized Hedging (Gain) Loss	2,826	(1,578)	(1,754)	(1,302)

Modified EBITDA	$16,595	$8,464	$60,963	$13,229

Liquidity and Capital Resources

The Company has certain loan agreements with Farm Credit Services of America, FLCA, ("FLCA"), Farm Credit Services of America, PCA ("PCA") and CoBank, ACB ("CoBank") (collectively, the "FCSA Credit Facility"), which provide the Company with a term loan in the amount of $30 million (the "Term Loan"), a revolving term loan in the amount of $40 million (the "Revolving Term Loan") and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company's assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million, on March 1 and September 1, beginning September 1, 2020. The Term Loan was amended in February 2021 to only require a single principal payment of $3.75 during 2021. All remaining amounts due under the Term Note are due and payable on the maturity date of November 15, 2024. As of June 30, 2022, there was an outstanding balance of $18.75 million on the Term Loan.

As of June 30, 2022, there was an outstanding balance of $12.6 million on the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 15, 2024.

As of June 30, 2022, there was no outstanding balance under the Revolving Credit Loan. Effective February 25, 2022, we amended the terms of the Revolving Credit Loan to extend the maturity date from March 1, 2022 to February 1, 2023.

           Under the FCSA Credit Facility, the interest rates utilize the Daily Simple SOFR Rate with a Daily Simple SOFR Rate Spread of 3.45% per annum.  The interest rate at June 30, 2022 applicable to each of the loans under the FSCA Credit Facility was 5.06%.

As of June 30, 2022, we had a cash balance of $0.01 million, $27.4 million available under the Revolving Term Loan and $10 million available under the Revolving Credit Loan.

As stated in Note 4 to the financial statements, the loan agreements were amended as of July 18, 2022.

Primary Working Capital Needs

During the fourth quarter of Fiscal 2022, we estimate that we will require cash of approximately $68 million for our primary input of corn and $4 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the fourth quarter are expected to be $2 million.

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

Critical Accounting Estimates

For a discussion of the Critical Accounting Estimates material to an understanding of our business and financial results, members should carefully review the discussion of such estimates in our annual report on Form 10-K for the year ended September 30, 2021, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Summary of Critical Accounting Policies and Estimates." At this time, there have been no material changes to the estimates disclosed in our annual report on Form 10-K for the year ended September 30, 2021, nor have the material facts underlying those estimates changed in any manner.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None

Item 6.   Exhibits

10.1

First Amended and Restated Credit Agreement dated July 18, 2022 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ABC (incorporated reference to Exhibit 10.1 on Form 8-K filed by the Company with the Securities and Exchange Commission on July 22, 2022).

10.2	Third Amended and Restated Term Note dated July 18, 2022 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company with the Securities and Exchange Commission on July 22, 2022).

10.3	Second Amended and Restated Revolving Term Note dated July 18, 2022 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company with the Securities and Exchange Commission on July 22, 2022).

10.4	Fourth Amended and Restated Revolving Credit Note dated July 18, 2022 (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company with the Securities and Exchange Commission on July 22, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML*	Inline XBRL Instance Document

101.BSD*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Database

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	August 12, 2022	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	August 12, 2022	/s/ Ann M. Reis
Ann M. Reis, Chief Financial Officer