Form 10-K
period 2022-09-30
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2022-12-09
CIK 1424844

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of March 31, 2022, the aggregate market value of the Membership Units held by non-affiliates (computed by reference to the last price at which the Membership Units were sold) was $38.2 million.

As of December 5, 2022 the Company had 8,975 Series A Membership Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE—Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission with respect to the 2023 annual meeting of the members of the registrant are incorporated by reference into Part III of this Form 10-K.

PART I

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Southwest Iowa Renewable Energy, LLC (the “Company,” “we,” or “us”) contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,” “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include:

•	Changes in the availability and price of corn, natural gas, and steam;
•	Negative impacts resulting from the regulatory uncertainty surrounding the renewable fuel volume requirements
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;
•	Changes and advances in ethanol production technology;
•	Competition from larger producers as well as competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Volatile commodity and financial markets;
•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distillers grains produced in the United States;
•	Disruptions, failures or security breaches relating to our information technology infrastructure;
•	Trade actions by the Biden Administration, particularly those affecting the biofuels and agriculture sectors and related industries;
•	Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of agricultural commodities and agricultural commodity products, as well as our operations and operating results;
•	A cyber-attack or other information security breach could have a material adverse effect on our operations and result in financial losses; and
•	Disruptions caused by health epidemics and the adverse impact of such epidemics on global economic and business conditions.

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

Item 1.  Business.

The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March 2005. The Company is permitted to produce 147 million gallons of ethanol.  We began producing ethanol in February 2009 and sell our ethanol, distillers grains and corn oil in the United States, Mexico and the Pacific Rim.

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

Operations

During the first part of 2021, the Company, and the ethanol industry as a whole, experienced significant adverse conditions as a result of industry-wide record low ethanol prices due to reduced demand and high industry inventory levels, primarily attributable to the decrease in travel brought on by the COVID-19 pandemic. At the beginning of our fiscal year ended September 30, 2022, ("Fiscal 2022"), the ethanol industry experienced a significant increase in ethanol prices due to increased demand as the population of the United States began to go back to work after the pandemic, but supply remained low due to many ethanol companies reducing production or going completely idle. Ethanol prices remained at higher levels throughout Fiscal 2022, however the price of corn also increased during that time period, reducing the record margins we experienced during the first quarter of Fiscal 2022.

Paycheck Protection Program Loan

On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program legislation passed in response to the economic downturn triggered by COVID-19, and on January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation (collectively the PPP Loans"). Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories have generally been fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness on its PPP Loans from the Small Business Administration ("SBA") and was notified on December 24, 2021 that the PPP Loans had been forgiven in full. The gain on the debt extinguishment was recorded in other income.

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

The Railcar Agreement was amended to 110 hopper cars effective November 2019 and effective July 17, 2020, Bunge sold their tankers to Trinity Leasing. Trinity Leasing entered into a lease agreement with the Company which incorporates the terms of the original Bunge Railcar Agreement but reduced the ethanol car level to 320 ethanol cars. Under the Railcar Agreement, the original DOT111 tank cars are leased over a four-year term from March 24, 2019 to April 30, 2023, with the ability to start returning cars after January 1, 2023 to conform to the requirement for DOT117 tank cars with enhanced safety specifications which is scheduled to be effective in May 2023. The 110 hopper cars are leased over a three-year term running from March 24, 2019 to March 31, 2022 which term continued on a month-to-month basis thereafter. We were notified during Fiscal 2022 that Bunge required us to return the 110 hoppers by November 1, 2022. As of November 7, 2022 all hoppers have been returned to Bunge. As of September 30, 2022, we had secured 35 hoppers in leases that began September 1, 2022 and run through August of 2027.  In February 2019, we entered into a second 36-month lease for an additional 30 tank cars from Trinity Leasing, which lease ran through January 2022 and is month-to-month thereafter, and in June 2021 we leased an additional 70 tank cars from Trinity Leasing, which lease runs through April 2023.

Employees

Our employees are the cornerstone of the Company's operations. We had 68 full time employees, as of September 30, 2022.  We are not subject to any collective bargaining agreements and we have not experienced any work stoppages.  Our management considers our employee relationships to be favorable. We employ individuals in the local region around our one facility, though we have attracted talent from across the country as needed to fill our roles which require technical or professional backgrounds. We compete for employees with competitive wages and benefits. Employee safety remains our top priority and the Company develops and administers company-wide policies to ensure the safety of each team member and compliance with Occupational Safety and Health Administration (OSHA) standards.  This includes routine safety training, and assessments as well as annual safety audits.

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

We produced 121.9 million and 129.8 million gallons of ethanol for Fiscal 2022 and the fiscal year ended  September 30, 2021 (“Fiscal 2021”), respectively, and approximately 75% of our revenue was derived from the sale of ethanol in Fiscal 2022 and Fiscal 2021. The decrease in gallons produced, during Fiscal 2022, resulted from additional maintenance time that was needed to repair various items within the plant.

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

In Fiscal 2022, we sold 2% less tons of distillers grains compared to Fiscal 2021. Approximately 16.3% and 18.3% of our revenue was derived from the sale of distillers grains in Fiscal 2022 and Fiscal 2021, respectively. The decrease in distillers grains produced and sold during Fiscal 2022 resulted principally from the plant operating fewer hours in Fiscal 2022 than Fiscal 2021 due to the increased plant maintenance time during Fiscal 2022.

Corn Oil

Our system separates corn oil from the post-fermentation syrup stream as it leaves the evaporators of the ethanol plant. The corn oil is then routed to storage tanks, and the remaining concentrated syrup is routed to the plant’s syrup tank. Corn oil can be marketed as either a feed additive or a biodiesel feedstock.  We sold 10.7% greater tons of corn oil in Fiscal 2022 than in Fiscal 2021, with approximately 8% and 6.3% of our revenue generated from corn oil sales, respectively.

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

Air Products pays us a base price per ton, which acts as a floor price, Air Products will pay us an additional amount based on Air Products profits above a minimum targeted margin. The CO2 Agreement also contains a take or pay obligation pursuant to which Air Products agrees to pay us for a minimum number of tons each year. CO2 was 0.2% of our revenue for Fiscal 2022 and 0.3% in Fiscal 2021.

Principal Product Markets

As described below in “Distribution Methods,” we market and distribute all of our denatured ethanol through Bunge pursuant to the terms of an Ethanol Agreement effective January 1, 2020, and we market and distribute all of our distiller grains and corn oil ourselves.

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

According to the U.S. Energy Information Administration (the "EIA"), in the first eight months of 2022, ethanol exports increased 27% as compared to the first eight months of 2021, and 15% as compared to the first eight months of 2020. This puts exports at their highest level for this period since 2018.Canada remains the country importing  the largest percentage of ethanol produced in the United States. South Korea has become the second largest export market for ethanol produced in the United States, while India remains close behind as the third largest destination of U.S. ethanol exports. Exports of the U.S. ethanol to these three countries constitute roughly 52% of all U.S. ethanol exports. The Netherlands and Brazil represent the remaining countries in the top 5 for destinations for U.S. ethanol exports in the first eight months of 2022.

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

Distillers grains have become more accepted as animal feed throughout the world and therefore, distillers grains exports have increased and may continue to increase as worldwide acceptance grows. According to the Renewable Fuels Association (the "RFA"), U.S. distillers grains annual exports through September 30, 2022 were approximately 1% higher than distillers grains exports for the same nine month period last year. Mexico, South Korea and Vietnam are now the top destinations for U.S. distillers grains.

We market and distribute all of the corn oil we produce directly to end users or middlemen within the domestic market. Corn oil can be used as the feedstock to produce biodiesel, as a feed ingredient and has other industrial uses.

Distribution Methods

The Company is a party to an Amended and Restated Ethanol Purchase Agreement effective January 1, 2020 with Bunge (the “Ethanol Agreement”). Under the Ethanol Agreement, the Company sells Bunge denatured ethanol produced by the Company, and Bunge purchases the same.  The Company pays Bunge a flat monthly marketing fee for its services under the Ethanol Agreement. The term of the Ethanol Agreement expires on December 31, 2026.

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

High corn prices have a negative effect on our operating margins unless the price of ethanol and distillers grains out paces rising corn prices. During Fiscal 2022, corn prices were higher compared to Fiscal 2021. Overall corn acres planted in 2022 were down 3.3% over 2021 and the nationwide yield was 2.4% lower than in 2021 as well. Drought conditions varied widely across Iowa and Nebraska which has resulted in lower bushels received during the 2022 harvest compared to the 2021 harvest.

Our management expects that corn prices will remain steady or move slightly higher through the first two quarters of our fiscal year ending September 30, 2023 ("Fiscal 2023") due to the expected yield reductions that are forecasted by the United States Department of Agriculture (the "USDA"). If corn prices continue to be at the higher price levels seen in 2021 and 2022, it would have an adverse impact on our operating margins unless the prices we receive for our ethanol and distillers grains are able to outpace the higher corn prices. Management continually monitors corn prices and the availability of corn near the Facility and also continually attempts to minimize the effects of the volatility of corn costs on profitability through its risk management strategies, including hedging positions taken in the corn market.

Our Facility would need approximately 48.3 million bushels of corn annually, to produce 140 million gallons of ethanol, or approximately 132,300 bushels per day.  During Fiscal 2022 we purchased 8.5% less corn compared to Fiscal 2021, which was obtained entirely from local markets. The Company is responsible for procuring the corn necessary for the operation of the Facility.

Energy Requirements

The production of ethanol is an energy intensive process which uses significant amounts of electricity and steam or natural gas as a heat source.  Presently, 21,000 to 22,000 MMBTUs of energy are required to produce a gallon of ethanol.  It is our goal to operate the plant as safely and profitably as possible, optimizing the amount of energy consumed per gallon of ethanol produced, balanced with the relative values of WDGS as compared to DDGS.

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

Steam

We are party to a Steam Service Contract (“Steam Contract”) with MidAmerican Energy Company (“MidAm”), under which MidAm agreed to provide up to 475,000 pounds of steam per hour. The Steam Contract links our net energy rates and charges for steam to certain specified energy indexes, subject to certain minimum and maximum rates. The Steam Contract expires in November 2024. During Fiscal 2022, we did not purchase any steam from MidAm and steam availability from MidAm continues to be volatile as a result of MidAm’s increased utilization of wind energy, rather than coal, since Fiscal 2017.

Natural Gas

Natural gas accounted for approximately 67.7% of our energy usage (natural gas and electricity) in Fiscal 2022, compared to 66.3% in Fiscal 2021. The increase in our natural gas usage was due to decreased steam availability and certain minimum payment obligations specified in our contract with MidAm. We have two natural gas boilers for use when our steam service is unavailable. Natural gas is also needed for incidental purposes.  We entered into a natural gas supply agreement with Encore Energy in April of 2012 to fulfill our natural gas needs at the Gas Daily Midpoint pricing.

Electricity

Our Facility requires a large continuous supply of electrical energy.  In Fiscal 2022 we used approximately 1.4% more electricity compared to Fiscal 2021. The slight increase was due to high usage at peak times. The Company continues to explore technology improvements that reduce the amount of electricity we use and automating the timing of turning on equipment that requires large electrical loads.

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

Dependence on One or a Few Major Customers

As discussed above, we have a marketing agreement with Bunge for the purpose of marketing and distributing our denatured ethanol product.   Currently, we do not have the ability to market our ethanol internally should Bunge be unable or refuse to market our ethanol at acceptable prices. However, we anticipate that we would be able to very quickly secure competitive marketers should we need to replace Bunge for any reason.

In Fiscal 2022, Bunge constituted 65.7% of total revenues, compared to almost 74% of revenue in Fiscal 2021.

Competition

Domestic Ethanol Competitors

The ethanol we produce is similar to ethanol produced by other domestic plants.  At the end of 2021, the Renewable Fuels Association ("RFA") estimated that there were 208 installed ethanol production facilities in the United States with a total capacity of 17.7 billion gallons based on nameplate capacity and 5 additional plants under expansion or construction. In Fiscal 2022 we have seen a rebound in the ethanol margin environment that shows a substantial improvement from the decade lows experienced in 2020. As a result, competing plants have come back on line or otherwise resumed operations and expansion has resumed within the industry, primarily in North Dakota. While it is important to note that 2020 was an atypical year as transportation fuel demand was severely reduced because of COVID-19 restrictions and lockdowns, there is renewed optimism in the market as ethanol commodity prices have pushed through the $2.00/ gallon mark, a feat last accomplished in 2014.

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

Brazil is the world’s second largest ethanol producer. Brazil makes ethanol primarily from sugarcane as opposed to corn, and depending on feedstock prices, may be less expensive to produce. Brazilian imports account for less than 1% of U.S. ethanol consumed. Many in the ethanol industry are concerned that certain provisions of the Renewable Fuel Standard (the "RFS") as adopted may disproportionately benefit ethanol produced from sugarcane. This could make sugarcane based ethanol, which is primarily produced in Brazil, more competitive in the United States ethanol market. If this were to occur, it could reduce demand for the ethanol that we produce. In recent years, sugarcane ethanol imported from Brazil has been one of the most economical means for certain obligated parties to comply with the RFS requirement to blend 5 billion gallons of advanced biofuels. U.S. imports of ethanol produced in Brazil are flat through the first eight months of 2022 compared to the same period in 2021. During 2021, U.S. ethanol imports declined due to lower production and higher prices of Brazilian ethanol, declining prices of California Low Carbon Fuel Standard credits, and volatile RFS credit price dynamics. Per the RFA, virtually all imports of fuel ethanol in 2021 entered the United States in California, where they can take advantage of the state's Low Carbon Fuel Standard and get premium values for "advanced biofuel" RFS credits.

Depending on feedstock prices, ethanol imported from foreign countries, including Brazil, may be less expensive than domestically-produced ethanol.  However, foreign demand, transportation costs and infrastructure constraints may temper the market impact on the United States.

Local Ethanol Production

Because we are located on the border of Iowa and Nebraska, and because ethanol producers generally compete primarily with local and regional producers, the ethanol producers located in Iowa and Nebraska presently constitute our primary competition.  According to the RFA, Iowa had 43 operating ethanol refineries in production, with a combined nameplate capacity to produce 4.7 billion gallons of ethanol.  For Nebraska, the RFA reports there are currently 26 existing ethanol plants in production in Nebraska, with a combined ethanol nameplate production capacity of approximately 2.4 billion gallons. Given the recent highs in ethanol margins, local competition continues to strengthen following the downturn in 2020 caused primarily by the impacts of the COVID-19 pandemic.

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

Distillers Grain Competition

Ethanol plants in the Midwest produce the majority of distillers grains and primarily compete with other ethanol producers in the production and sales of distillers grains. According to the RFA 2022 Ethanol Outlook (the "RFA 2022 Outlook"), ethanol plants produced almost 35.4 million metric tons of distillers grains and other animal feed in 2021 and 3.8 billion pounds of distillers corn oil.  We compete with other producers of distillers grains products both locally and nationally.

The primary customers of distillers grains are dairy and beef cattle, according to the RFA 2022 Outlook, which comprises 74% of distiller grains consumption. In recent years, an increasing amount of distillers grains have been used in the swine, poultry and fish markets. Numerous feeding trials show advantages in milk production, growth, rumen health, and palatability over other dairy cattle feeds. With the advancement of research into the feeding rations of poultry and swine, we expect these markets to expand and create additional demand for distillers grains; however, no assurance can be given that these markets will in fact expand, or if they do, that we will benefit from such expansion.

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

Principal Supply & Demand Factors

Ethanol

Ethanol prices increased dramatically during Fiscal 2022 , reaching heights not seen since 2014 as the rebounding demand for blended gasoline and decreased supply following slow-downs in production during Fiscal 2020 caused prices to rise. The average price received for a gallon of ethanol averaged $2.41 in Fiscal 2022 compared to $1.76 in Fiscal 2021. The same price increases were also experienced with the inputs where the price of corn increased from an average of $5.47 a bushel in Fiscal 2021 to an average of $6.43 a bushel in Fiscal 2022.

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

Management also believes it is important that ethanol blending capabilities of the gasoline market be expanded to increase demand for ethanol.  Recently, there has been increased awareness of the need to expand retail ethanol distribution and blending infrastructure, which would allow the ethanol industry to supply ethanol to markets in the United States that are not currently selling significant amounts of ethanol. On April 29, 2022, the U.S. Environmental Protection Agency, (the "EPA"), issued an emergency waiver, allowing E15 (gasoline containing 15 percent ethanol) to be sold during the summer driving season. As of this filing, according to Prime the Pump, E15 is sold year-round at approximately 2,743 stations in 31 states.  The EPA has stated that it will continue to monitor the supply with industry and federal partners, and the EPA expects to issue new waivers effectively extending the emergency fuel waiver until such time as the extreme and unusual fuel supply circumstances due to the war in Ukraine are no longer present.

Distillers Grains

Distillers grains compete with other protein-based animal feed products. Every bushel of corn used in the dry grind ethanol process yields approximately 17 pounds of dry distillers grains, which is an excellent source of energy and protein for livestock and poultry.  The price of distillers grains may decrease when the prices of competing feed products decrease. The prices of competing animal feed products are based in part on the prices of the commodities from which these products are derived. Downward pressure on commodity prices, such as soybeans and corn, will generally cause the price of competing animal feed products to decline, resulting in downward pressure on the price of distillers grains.

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

Management expects that distillers grain prices will continue to generally follow the price of corn during Fiscal 2023.

Competition for Supply of Corn

During crop year 2022/23, according to the USDA October 2022 report, 80.8 million acres of corn were harvested, which is down 5.3% from 2021/22. The expected yield is 172.5 bushels per acre, which is down 2.4% compared to 2021's results. The higher prices for corn experienced in Fiscal 2022 are expected to continue due to drought conditions and supply constraints.

Competition for corn supply from other ethanol plants and other corn customers exists around our Facility.  According to the RFA 2022 Outlook, there were 43 operational ethanol plants in Iowa. The plants are concentrated, for the most part, in the northern and central regions of the state where a majority of the corn is produced.

We compete with other users of corn, including ethanol producers regionally and nationally, producers of food and food ingredients for human consumption (such as high fructose corn syrup, starches, and sweeteners), producers of animal feed and industrial users. According to the USDA, for 2022/2023, 5.3 billion bushels of U.S. corn are expected to be used in ethanol production, with 6.8 billion bushels being used in food and other industrial uses, and 2.3 billion bushels used for export. In 2021/2022, 5.3 billion bushel were used in ethanol production, with 6.8 billion used in food and other industrial uses and 2.5 billion used for export.

Federal Ethanol Support and Governmental Regulations

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

Annually, the EPA is required by statute to pass a rule that establishes the number of gallons of different types of renewable fuels that must be used in the United States which is called the renewable volume obligation. For 2020, 2021, and 2022 the statutory volume requirements for renewable fuels were 30 billion gallons, 33 billion gallons, and 36 billion gallons, respectively. On June 3, 2022, the EPA released the final rules for the renewable volume obligations ("RVOs") for 2020, 2021 and 2022, and set the RVOs at 17.13 billion gallons for 2020, 18.84 billion gallons for 2021 and 20.63 billion gallons for 2022. An additional 250 million supplemental gallons were added to the RVOs for 2022 in order to address the court-ordered remand of previously lowered RVOs for 2014-2016.

On December 1, 2022, the EPA released a proposed rule to set the RVOs  for 2023, 2024 and 2025 which set the annual volume requirement for renewable fuel at 20.82 billion gallons for 2023, 21.87 billion gallons for 2024 and 22.68 billion gallons for 2025  (the “Proposed Rule”). This is the first time that the EPA has set RVOs without using the volume requirements set out in the Energy Independent and Security Act of 2002 (the “EISA”) which provided statutory volume requirements through 2022. When setting the volume requirements beyond the statutory mandates within the EISA, the EPA has more discretion and takes into consideration various factors including, without limitation, costs, air quality, climate change, energy security and infrastructure issues. Under the Proposed Rule, the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol is set at 15.0 billion gallons for 2023 and increases to 15.25 billion gallons in 2024 and 2025. The Proposed Rule also provides for an additional 250 million gallon supplemental volume requirement in 2023 to continue to address the court-ordered remand of previously lowered RVOs as a result of denied small refinery waivers. The EPA is currently soliciting comments on the Proposed Rule and a public hearing on the Proposed Rule will be held in January 10, 2023.

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

The Proposed Rule also sets out proposed regulations relating to the generation of RINS for renewable electricity used to fuel vehicles (“eRINS”). Under the Proposed Rule, car manufacturers would be able to register with the EPA and generate eRINs for power produced from qualifying renewable biomass, including biogas from methane digesters and anaerobic digestion facilities. The Proposed Rule specifies that qualifying renewable electricity must be generated from a feedstock that qualifies as renewable biomass under Section 211(o)(1)(I) of the Clean Air Act and that other forms of renewable electricity, such as solar, wind and hydropower, will not qualify for eRINs.   Manufacturers could start earning eRINs in 2024. As noted above, the Proposed Rule is currently open for public comment and in the Proposed Rule, the EPA notes that it is open to comments on alternative approaches to eRINs, including allowing renewable electricity producers, public access charging stations, independent third parties, or a combination of entities to generate credits. We cannot predict at this time the impact, if any, that the generation of eRINs will have on the traditional RIN market.

Although renewable volume obligations establish the number of gallons of renewable fuel that must be blended into the nation’s fuel supply, these obligations do not take into account waivers granted by the EPA to small refiners for "hardship." The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering“ disproportionate economic hardship” due to compliance with the RFS. To qualify for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. On June 3, 2022, the EPA announced the denial of 69 petitions from small refineries seeking small refinery exemptions(SREs) from the RFS program for one or more of the compliance years between 2016 and 2021. Having a final conclusion to this issue that has been ongoing for many years will help provide more stability within the RIN's market; however, there are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.

Inflation Reduction Act of 2022

Among its other provisions, the Inflation Reduction Act of 2022 (“IRA”), which was signed into law on August 16, 2022, significantly expands clean energy incentives by providing an estimated $370 billion of new energy related tax credits over the next ten years. It also permits more flexibility for taxpayers to use the credits with direct-pay and transferable credit options.

More specifically, the IRA legislation (a) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, which runs from 2025 to 2027 of up to $1.00 per gallon, which could apply to our fuel ethanol, depending on the level of GHG reduction for each gallon; (b) created a new tax credit for sustainable aviation fuel of $1.25 to $1.75 per gallon, depending on the GHG reduction for each gallon, that could possibly involve some of our low carbon ethanol through an alcohol to jet pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the Clean Fuel Production Credit, where it qualifies for up to $1.75 per gallon); (c) expanded the carbon capture and sequestration credit, section 45Q, to $85 for each metric ton of carbon sequestered, which could impact potential carbon capture investments; (d) extended the biodiesel tax credit which could impact our distillers corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (e) funded biofuel refueling infrastructure, which could impact the availability of higher level ethanol blended fuel; (f) increased funding for working lands conservation programs for farmers by $20 billion; and (g) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol.

The IRA is a sweeping policy that could have many potential impacts on our business and the Company continues to evaluate the provisions of the IRA and its potential benefits.

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

The U.S. Supreme Court has classified carbon dioxide as an air pollutant under the Clean Air Act in a case seeking to require the EPA to regulate carbon dioxide in vehicle emissions. As stated above, we believe the final RFS2 regulations grandfather our plant at its current operating capacity, though expansion of our plant will need to meet a threshold of a 20% reduction in greenhouse gas (“GHG”) emissions from a baseline measurement to produce ethanol eligible for the RFS2 mandate. In order to expand capacity at our plant above our current permitted 147 million gallons, we will be required to obtain additional permits and install improved technology.

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

Under the terms of our Credit Agreement, we have made certain customary representations and we are subject to customary affirmative and negative covenants, including restrictions on our ability to incur additional debt that is not subordinated, create additional liens, transfer or dispose of assets, make distributions, consolidate, dissolve or merge, and customary events of default (including payment defaults, covenant defaults, cross defaults and bankruptcy defaults).  The Credit Agreement also contains financial covenants including a minimum working capital and a minimum debt service coverage ratio.    We can provide no assurance that, if we are unable to comply with these covenants in the future, we will be able to obtain the necessary waivers or amend our loan agreements to prevent a default.

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

Inflation may impact the cost and/or availability of materials, inputs and labor, which could adversely affect our operating results.

We have experienced inflationary impacts on raw materials, labor costs, wages, components, equipment, other inputs and services across our business and inflation and its impact could escalate in future quarters, many of which are beyond our control. Moreover, we may not be able to pass those costs along in the products we sell. As such, inflationary pressures could have a material adverse effect on our performance and financial statements.

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

We have entered into the Track Agreement to service our track and railroad cars.  There may be times when we have to slow production at our ethanol plant due to our inability to ship all of the ethanol and distillers grains we produce, or getting rail cars returned on a timely basis.  Due to increased rail traffic nationally because of shipments of crude oil, rail shipment delays have been experienced from time to time, especially during severe winter conditions. Additionally, threats of railroad worker strikes have been frequently discussed. If we cannot operate our plant at full capacity, we may experience decreased revenues which may affect the profitability of the Facility.

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

Adverse weather conditions, including as a result of climate change, may adversely affect the availability, quality and price of raw materials required for our operations as well as our operations and operating results.

Adverse weather conditions have historically caused volatility in the agricultural commodity industry and consequently in our operating results by causing crop failures or significantly reduced harvests, which may affect the supply and pricing of the raw materials required to operate our Facility.  Higher basis levels or adverse crop conditions in our corn purchase area can increase the input costs or lower the market value of our products relative to other market participants that do not have the same geographic concentration. Additionally, the potential physical impacts of climate change are uncertain and may vary by region. These potential effects could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels that could adversely impact our costs and business operations. Extreme weather conditions can interfere with our operations and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which any potential climate change may lead to increased weather hazards affecting our operations.

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

The sales prices of ethanol and distillers grains can be volatile as a result of a number of factors such as overall supply and demand, the price of gasoline and corn, levels of government support, and the availability and price of competing products. We are dependent on a favorable spread between the price we receive for our ethanol and distillers grains and the price we pay for corn and natural gas. Any lowering of ethanol and distillers grains prices, especially if it is associated with increases in corn and natural gas prices, may affect our ability to operate profitably. We anticipate the price of ethanol and distillers grains to continue to be volatile in during our 2023 fiscal year as a result of the net effect of changes in the price of gasoline and corn and increased ethanol supply offset by increased export demand and the continuing impact of the COVID-19 pandemic. In addition, growing conditions in a particular season’s harvest may cause the corn crop to be of poor quality resulting in corn shortages and a decrease in distillers grains prices. Declines in the prices we receive for our ethanol and distillers grains will lead to decreased revenues and may result in our inability to operate the ethanol plant profitably for an extended period of time.

We compete with larger, better financed entities, which could negatively impact our ability to operate profitably.

There is significant competition among ethanol producers with numerous producers and privately-owned ethanol plants planned and operating throughout the Midwest and elsewhere in the United States.  Our business faces a competitive challenge from larger plants, from plants that can produce a wider range of products than we can, and from other plants similar to ours.  Large ethanol producers such as Archer Daniels Midland, Green Plains Inc., Valero Renewable Fuels and POET Biorefining, among others, are capable of producing a significantly greater amount of ethanol than we produce. Further, many believe that there will be further consolidation occurring in the ethanol industry in the near future which will likely lead to a few companies who control a significant portion of the ethanol production market. We may not be able to compete with these larger entities. These larger ethanol producers may be able to affect the ethanol market in ways that are not beneficial to us which could affect our financial performance.

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

Most ethanol produced in the U.S. is currently produced from corn and other raw grains, such as milo or sorghum - especially in the Midwest.  The current trend in ethanol production research is to develop an efficient method of producing ethanol from cellulose-based biomass, such as agricultural waste, forest residue, municipal solid waste and energy crops.  This trend is driven by the fact that cellulose-based biomass is generally cheaper than corn, and producing ethanol from cellulose-based biomass would create opportunities to produce ethanol in areas which are unable to grow corn.  The Energy Independence and Security Act of 2007 and the 2008 Farm Bill offer a very strong incentive to develop commercial scale cellulosic ethanol. The statutory volume requirement in the RFS requires that 16 billion gallons per year of advanced bio-fuels be consumed in the United States by 2022. The EPA will be required to set RFS volumes for 2023 and beyond, according to certain criteria defined in the statute. Additionally, state and federal grants have been awarded to several companies who are seeking to develop commercial-scale cellulosic ethanol plants. As a result, at least three companies have reportedly already begun producing on a commercial scale and a handful of other companies have begun construction on commercial scale cellulosic ethanol plants some of which may be completed in the near future. If an efficient method of producing ethanol from cellulose-based biomass is developed, we may not be able to compete effectively.  It may not be practical or cost-effective to convert our Facility into a plant which will use cellulose-based biomass to produce ethanol.  If we are unable to produce ethanol as cost-effectively as cellulose-based producers, our ability to generate revenue will be negatively impacted.

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

The California Low Carbon Fuel Standard may limit access to the California market which could negatively impact our profitability.

California passed the Low Carbon Fuels Standard ("LCFS") which requires that renewable fuels used in California must accomplish certain reductions in greenhouse gases which reductions are measured using a lifecycle analysis. Fuels entering California must meet the LCFS carbon-intensity lifecycle requirements before being sold and consumed in California.  These LCFS regulations could preclude corn-based ethanol produced in the Midwest from being used in California. California represents a significant ethanol demand market and if we are unable to meet the requirements of the LCFS, we will be unable to sell our products into the California market which could result in a reduction of our revenues and negatively impact our ability to profitably operate the ethanol plant.

Other states and countries, including Oregon, Brazil and Canada have adopted similar LCFS regulations which could further negatively impact the market and demand for conventional corn based ethanol, depending on how the regulations are crafted, enforced and modified which could further adversely impact our operating performance if we are unable to access such markets.

Investor sentiment towards climate change, fossil fuels, and other environmental, social, and corporate governance (“ESG”) matters could adversely affect our business, cost of capital, and the price of our stock and other securities.

The issue of global climate change continues to attract considerable public and scientific attention with widespread concern about the impacts of human activity, especially the emissions of greenhouse gases such as carbon dioxide and methane. With the current administration, climate change legislation in the U.S. is likely to receive increased focus and consideration over the next several years.  Based on the issuance of new SEC requirements along with numerous other regulatory and legislative proposals having been made, the focus on global climate change is likely to continue at the international, national, regional and state levels of government that are intended to limit emissions of greenhouse gases and capture carbon. Several states have already adopted measures requiring reduction of greenhouse gases within state boundaries. Other states have elected to participate in voluntary regional cap-and-trade programs. While we believe our products are low carbon and result in a reduction of greenhouse gas emissions compared to alternatives, any significant legislative changes at the international, national, state or local levels could significantly affect our ability to produce and sell our products, could increase the cost of the production and sale of our products and could materially reduce the value of our products.

Apart from governmental regulation, some investment banks and traditional banking institutions based both domestically and internationally have announced that they have adopted environmental, social and corporate governance guidelines (ESG). Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to GHG emissions and climate change in the energy industry in particular, and diversity and inclusion initiatives and governance standards among companies more generally. As a result, we may face increasing pressure regarding our ESG practices and disclosures. Additionally, members of the investment community may screen companies such as ours for ESG performance. If we are unable to meet the ESG standards or investment or lending criteria set by these institutions, our access to the capital and financial markets, the price and demand for our securities and our reputation may be adversely impacted.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Member Matters, and Issuer Purchases of Equity Securities.

As of September 30, 2022, we had 8,975 Series A Units issued and outstanding held by 818 persons.  We do not have any established trading market for our units, nor is one contemplated.  However, we do provide access to a Qualified Matching Service for our members, which provides a system for limited transfers of our units.

To date, we have made distributions totaling $40.1 million to our members, with $11.2 million in distributions made during Fiscal 2022 and no distributions made in Fiscal 2021. We cannot be certain if or when we will be able to make additional distributions.  Further, our ability to make distributions is restricted under the terms of the Credit Agreement.

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

The Company is an Iowa limited liability company located in Council Bluffs, Iowa, formed in March, 2005. The Company was permitted to produce 140 million gallons of ethanol.  We began producing ethanol in February, 2009 and sell our ethanol, distillers grains, and corn oil in the United States, Mexico and the Pacific Rim.

On November 26, 2019, the EPA approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated for up to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG ("Greenhouse gas" impacts) reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company completed the registration process during Fiscal 2022.

On December 6, 2022, our Board of Directors declared a distribution of $2,500 per unit to its members. The distributions are expected to be paid on or around December 23, 2022 to members of record on December 6, 2022. Based on the current number of units outstanding, the aggregate payment will be approximately $22.4 million.

Industry Factors Affecting our Results of Operations

For the fiscal year ended September 30, 2022 ("Fiscal 2022") compared to the fiscal year ended September 30, 2021 ("Fiscal 2021"), the average price per gallon of ethanol sold increased by 36.9% due to reduced stocks, increasing demand and higher corn and energy prices. There have also been increased prices for crude oil and gasoline in Fiscal 2022 compared to Fiscal 2021 due to reduced supply world-wide, and an increase in driving compared to Fiscal 2021 when there were lockdown orders and restrictions on travel imposed by many authorities.

Corn prices increased 17.6% during Fiscal 2022 compared to Fiscal 2021 due to the anticipated high demand for corn in China and portions of the United States experiencing severe droughts. Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices, and such changes have a material effect on our cost of goods sold with corn being one of our primary inputs.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. If corn, crude oil and gasoline prices remain high or further increase, that could have a significant impact on the market price of ethanol and our net income, particularly should ethanol stocks remain low.

During Fiscal 2022, the Company faced significant challenges with respect to inflation of both tangible goods, primarily experienced in the cost of chemicals needed for the ethanol production process, and payroll costs due to labor shortages and a general increase in wages due to inflation.

The average market price per ton of distillers grains sold in Fiscal 2022, increased by 25.6% compared to the average price per ton of distillers grains sold in Fiscal 2021. This increase in the market price of distillers grains is primarily due to higher corn and soybean meal prices. Management anticipates that distillers grains prices will continue to be affected by the price of corn and soybean meal. If there continues to be an oversupply of soybean meal, that could have a negative effect on the price of distillers grains. An increase in supply as certain ethanol plants return to higher production levels as operating conditions improve could also have a negative effect on distillers grains prices.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for Fiscal 2022 and Fiscal 2021.

	Fiscal 2022		Fiscal 2021
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Income Statement Data
Revenues	$387,125	100.0%	$302,820	100.0%
Cost of Goods Sold
Material Costs	274,870	71.0%	245,478	81.1%
Variable Production Expense	33,686	8.7%	28,145	9.3%
Fixed Production Expense	17,802	4.6%	13,872	4.6%
Gross Margin (Loss)	60,767	15.7%	15,325	5.1%
General and Administrative Expenses	7,241	1.9%	5,733	1.9%
Other Income (Expenses), net	4,236	1.1%	1,008	0.3%
Net Income (Loss)	$57,762	14.9%	$8,584	2.8%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. The increase in revenue from Fiscal 2022 compared to Fiscal 2021 is primarily attributable to increased price for ethanol due to increased demand but a reduced supply. For our main product ethanol, there was a 36.9% increase in the average price per gallon of ethanol in Fiscal 2022 as compared to Fiscal 2021 driven by the tight supply of ethanol coupled with rising demand post-pandemic, and a 2.46% decrease in the volume of ethanol sold during Fiscal 2022 compared to Fiscal 2021. There was also a decrease of 2% in the volume of distillers grains sold and an increase in the average price per ton of distillers grains of approximately 25.6% primarily attributable to the prevailing prices of distillers grains compared to competing feed products. Distillers corn oil revenue also increased 66% in Fiscal 2022 compared to Fiscal 2021 due to an increase of 10.7% in tons sold in Fiscal 2022 as compared to Fiscal 2021, along with an increase of 51.6% in the price of distillers corn oil due to biodiesel processors utilizing higher quantities of distillers corn oil, thereby substantially increasing demand.

 In Fiscal 2022, we witnessed a greater recovery in ethanol prices, distillers grains prices and distillers corn oil prices driven by strong demand for each product coupled with lower supply attributable to industry slowdowns in 2020 and early 2021.  Ethanol prices are typically directionally consistent with changes in corn and energy prices, and in Fiscal 2022, we did see the price of ethanol increase 36.9% over the course of the year with an increase in the cost of corn of 17.6%.

The 25.6% increase in the average price of distillers grains was tempered with a 2% decrease in tonnage sold resulting in a 14.9% increase in this revenue category.

During Fiscal 2022, corn oil prices increased 51.6% and pounds sold increased 10.7% compared to Fiscal 2021, due to biodiesel processors utilizing higher quantities of corn oil. Although management believes that corn oil prices will remain relatively steady at the current price levels, prices may decrease if there is an oversupply of corn oil production resulting from increased production rates or if biodiesel producers begin to utilize lower-priced alternatives such as soybean oil.

On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The extension of the tax credit has increased demand for distillers corn oil, which is a feedstock for renewable diesel, and could continue to have a positive impact on distillers corn oil prices for the remainder of Fiscal 2022.  The Inflation Reduction Act of 2022 (the "IRA") provided for the further extension of the biodiesel tax credit until December 31, 2024 which could result in continued positive impact on the value of our distillers corn oil.

	Fiscal 2022		Fiscal 2021
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Ethanol	$289,812	74.9%	$227,036	75.0%
Distiller's Grains	63,840	16.5%	55,561	18.3%
Corn Oil	31,532	8.1%	18,996	6.3%
Other	1,941	0.5%	1,227	0.4%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 85% and 95% for Fiscal 2022 and 2021, respectively, and decreased due to the increase in prices for ethanol, distillers corn oil and distillers grains.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with natural gas and electricity as our primary energy sources. Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn. Material costs increased as a result of the average price of corn used in ethanol production per bushel increasing by 17.6% in Fiscal 2022 from Fiscal 2021 on a 5% decrease in ethanol production in Fiscal 2022 compared to Fiscal 2021.

Realized and unrealized (gains) or losses related to our derivatives and hedging related to corn resulted in a decrease of $16.6 million in our cost of goods sold for Fiscal 2022, compared to a decrease of $4.4 million in our cost of goods sold for Fiscal 2021.  We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments are impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Our average natural gas energy cost increased 19.5% per MMBTU comparing Fiscal 2022 to Fiscal 2021 due to the increased cost of natural gas during Fiscal 2022. Natural gas on the spot market increased 69% when comparing Fiscal 2022 to Fiscal 2021.  We were able to mitigate the full impact of the rise in the natural gas spot market through locking in MMBTU's during the fiscal year. Variable production expenses increased when comparing Fiscal 2022 to Fiscal 2021 due to higher energy costs and higher chemical costs.  Fixed production expenses also increased when comparing Fiscal 2022 to Fiscal 2021 due to higher maintenance costs and increased lease costs.

General & Administrative Expense

Our general and administrative expenses as a percentage of revenues were 1.8% for Fiscal 2022 and 1.9% for Fiscal 2021.  General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for Fiscal 2022 increased 26.3% compared to Fiscal 2021.  The increase in general and administrative expenses from Fiscal 2021 to Fiscal 2022 is due mainly to higher legal and professional fees and dues and subscription costs which include annual software licensing fees.

Other Income (Expense)

Our other income (expense) was approximately $4.2 million for Fiscal 2022 and ($1) million for Fiscal  2021, and were approximately 1.1% and (0.3%) of our revenues for Fiscal 2022 and Fiscal 2021, respectively. The increase in other income (expense) during Fiscal 2022 was due to the USDA COVID relief payment we received in May for $3.1 million. The remainder is due to patronage dividends we receive from our lending partners and the forgiveness of the PPP loans.

Key Operating Measures

	Fiscal 2022	Fiscal 2021
Production (denatured gallons)	121.9	129.8
Ethanol Yield (den gal/bu)	2.915	2.931
Ethanol Price (per gal)	2.41	1.76
Corn Price (per bu)	6.43	5.47
Corn Oil Yield (lbs/bu)	1.093	0.942
BTU's / gallon	21,395	22,154
Steam / Nat Gas Cost per MMBTU	3.947	3.302
kWh/gallon	0.695	0.642
Chemical Cost ($/gal)	0.127	0.095

Our production decreased 6% when comparing Fiscal 2021 to Fiscal 2022 due to extended maintenance shutdowns to make various repairs. The average ethanol price per gallon increased 36.9% year over year due to the increased demand and constraints on supply and transportation. The price of corn increased 17.6% on average due to input costs, drought conditions and transportation constraints. While the overall cost of natural gas went up 19.5%, the Company was able to reduce its BTU's per gallon by 3.4% due to energy efficiency improvements throughout the plant.  The cost of chemicals increased 33.7% year over year due to reduced supply, higher natural gas prices (impacting nitrogen based chemicals) and labor shortages.

Paycheck Protection Program Loan

On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program legislation passed in response to the economic downturn triggered by COVID-19 and on January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation (collectively the "PPP Loans").  Our PPP Loans may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories have generally been fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements.  The Company applied for forgiveness on its PPP Loans from the Small Business Administration ("SBA") and was notified on December 24, 2021 that the PPP Loans had been forgiven in full. The gain on the debt extinguishment was recorded in other income.

Liquidity and Capital Resources

As of September 30, 2022, we had a cash balance of $7.2 million, $39.6 million available under the Revolving Term Loan (defined below) and working capital (per the definition stated within the "Restated Credit Agreement") of $71.7 million.

The Company has certain loan agreements with Farm Credit Services of America, FLCA, ("FLCA"), Farm Credit Services of America, PCA ("PCA") and CoBank, ACB, ("CoBank") (collectively, the "FCSA Credit Facility"), which provide the Company with a term loan in the amount of $30 million (the "Term Loan") which matures November 15, 2024, a revolving term loan in the amount of $18.75 million (the "Term Loan") which matures September 1, 2027 and a $40 million revolving line of credit (the "Revolving Credit Loan") which matures February 1, 2023. The FCSA Credit Facility is secured by a security interest on all of the Company's assets and requires the Company to comply with specified financial covenants related to minimum current working capital, a minimum debt service coverage ratio and limitation on unit holder distributions.

As of September 30, 2022, there was $15 million outstanding under the Term Loan, $442 thousand outstanding under the Revolving Term Loan with $39.6 million available under the Revolving Credit Loan.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million, on March 1 and September 1, beginning September 1, 2020. The Term Loan was amended in February 2021 to only require a single principal payment of $3.75 during 2021. All remaining amounts due under the Term Note are due and payable on the maturity date of November 15, 2024.

Effective July 18, 2022, the Company, FLCA, PCA and CoBank entered into the First Amendment and Restated Credit Agreement (the "Restated Credit Agreement") which amended and restated the Company's Credit Agreement dated as of June 24, 2014, as amended by Amendment No. 1 dated as of February 11, 2015, Amendment No. 2 dated as of February 11, 2015, Amendment No. 3 dated as of January 25, 2016, Amendment No. 4 dated as of November 14, 2019, Amendment No. 5 dated as of February 26, 2021, Amendment No. 6 dated as of July 30, 2021, Amendment No. 7 dated as of October 29, 2021 and Amendment No 8. dated February 25, 2022 (collectively the "Original Credit Agreement").

The Restated Credit Agreement amended and restated the Original Credit Agreement to incorporate all of the prior amendments to the Original Credit Agreement into the Restated Credit Agreement. The Restated Credit Agreement and continues to be secured by substantially all of the Company's assets.  The Restated Credit agreement also:

•

Replaced the Second Amended and Restated Term Note dated February 26, 2021 in its entirety with the Third Amended and Restated Term Note dated July 18, 2022 (the "Third Restated Term Note") and provided for a maximum principal amount of $18,750,000 and for all borrowings thereunder to bear interest at a Daily Simple SOFR Rate plus a spread equal to 3.25% per annum. The maturity date of the Third Restated Term Note remains November 15, 2024.

•	Replaced the First Amended and Restated Revolving Term Note dated November 8, 2019 in its entirety with the Second Amended and Restated Revolving Term Note dated July 18, 2022 (the “Second Restated Revolving Term Note”). The Second Restated Revolving Term Note continues to provide for a maximum principal amount of $40 million but was amended to provide for all borrowings thereunder to bear interest at a rate of Daily Simple SOFR plus a spread of 3.25% per annum.
•	Replaced the Third Amended and Restated Revolving Credit Note dated February 25, 2022 in its entirety with the Fourth Amended and Restated Revolving Term Note dated July 18, 2022 (the "Fourth Restated Revolving Credit Note"). The Fourth Restated Revolving Credit Note continues to provide for a maximum principal amount of $10 million and all borrowings thereunder bear an interest rate equal to the Daily Simple SOFR rate plus a spread of 3.10%. The maturity date of the Fourth Restated Revolving Credit Note remains February 1, 2023.

Effective September 21, 2022, the Company entered into Amendment No. 1 to the Restated Credit Agreement. The amendment amended and restated the Company's Second Restated Revolving Term Note in its entirety replacing it with the Third Amended and Restated Revolving Term Note dated September 21, 2022 (the “Third Restated Revolving Term Note”).  The Third Restated Revolving Term Note extended the maturity date to September 1, 2027 and also:

•	amended the definition of Permitted Indebtedness to increase the aggregate principal amount of indebtedness the Company may incur to $5 million (less the current balance of any Existing Indebtedness).
•	amended the negative covenant related to the payment of dividends or other distributions to include the purchase, redemption, retirement or acquisition of the Company's units.
•	increased the amount of payments the Company can make under its Operating Leases to $1 million.

Primary Working Capital Needs

Cash provided by operations for Fiscal 2022 and Fiscal 2021 was $64.8 million and $6.4 million, respectively.  This change is primarily due to the increased price received for ethanol and co-products.  For Fiscal 2022 and Fiscal 2021, net cash (used in) investing activities was $(4.8) million and $(8.2) million, respectively, primarily for fixed asset additions.  For Fiscal 2022 and Fiscal 2021, net cash flows provided by (used in) financing activities was $(54.7) million and $2.7 million, respectively due to significant debt paydowns made possible as a result of the increased sale price of ethanol and co-products.

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

We expect that a $1.00 per bushel fluctuation in market prices for corn would impact our cost of goods sold by approximately $48 million, or $0.34 per gallon, assuming our plant operates at 100% of our capacity and assuming no increase in the price of ethanol.  We expect the annual impact to our results of operations due to a $0.50 decrease in ethanol prices will result in approximately a $70 million decrease in revenue.

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

             The Company sells ethanol (pursuant to a marketing agreement) and related products (direct sales). Revenues are recognized when the control has been transferred to the marketing company (or direct buyer) and the marketing company or direct buyer has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.

              The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of control.  The Company’s ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”). The Company markets and distributes all of the syrup, distillers grains and distillers corn oil it produces directly to end users at market prices.  Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue for ethanol sales. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold. Shipping and handling costs for co-products are included in cost of goods sold.

•	Accounts Receivable

              Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer's financial condition, credit history and current economic conditions. As of September 30, 2022 and September 30, 2021, management had determined an allowance of $0.2 million was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

The Company applies the normal purchase and sale exemption to forward contracts relating to ethanol and distillers grains and solubles and therefore these forward contracts are not marked to market. As of September 30, 2022, the Company had 4.6 million gallons in open contracts for ethanol, 58 thousand tons of open contracts on dried distillers grains, 94 thousand tons of wet distillers grains, 4.8 million pounds of corn oil on open contracts, and 2.9 million gallons of 190 proof undenatured ethanol.

Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2022, the Company was committed to purchasing 3.6 million bushels of corn on a forward contract basis resulting in a total commitment of $23.6 million.   In addition, the Company was committed to purchasing 55 thousand bushels of corn using basis contracts.

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

Inventory is valued at the lower of average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Members and Board of Directors of Southwest Iowa Renewable Energy, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Southwest Iowa Renewable Energy, LLC (the Company) as of September 30, 2022 and 2021, the related statements of operations, members’ equity and cash flows for each of the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

Firm ID: 49

We have Served as the Company's auditor since 2008.

Des Moines, Iowa, USA

December 9, 2022

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Balance Sheets
(Dollars in thousands)

	September 30, 2022	September 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$7,229	$1,945
Accounts receivable, net of allowance for doubtful accounts	13,982	12,766
Derivative financial instruments	6,071	1,556
Inventory	28,518	28,677
Prepaid expenses and other	225	443
Total current assets	56,025	45,387
Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	261,235	255,623
Office and other equipment	1,975	1,892
	265,274	259,579
Accumulated depreciation	(164,969)	(153,546)
Net property, plant and equipment	100,305	106,033

Other Assets
Right of use asset operating leases, net	3,213	3,937
Other assets	843	1,069
Total Assets	$160,386	$156,426

LIABILITIES AND MEMBERS' EQUITY
Current Liabilities
Accounts payable	$10,420	$7,695
Accrued expenses	5,980	4,556
Current maturities of notes payable	7,609	10,019
Current portion of operating lease liability	1,977	2,922
Total current liabilities	25,986	25,192
Long Term Liabilities
Notes payable, less current maturities	8,396	51,677
Other long-term liabilities	3,836	4,154
Operating lease liability, less current portion	1,236	1,015
Total long term liabilities	13,468	56,846

Members' Equity
Members' Capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	56,826	10,282
Total members' equity	120,932	74,388
Total Liabilities and Members' Equity	$160,386	$156,426
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Operations
(Dollars in thousands, except per unit data)

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
Revenues	$387,125	$302,820
Cost of Goods Sold
Cost of goods sold-non hedging	342,935	291,890
Realized & unrealized hedging losses (gains), net	(16,577)	(4,395)
	$326,358	287,495

Gross Margin (Loss)	60,767	15,325

General and administrative expenses	$7,241	5,733

Operating Income (Loss)	53,526	9,592

Other (Income) Expense
Interest expense	1,518	2,025
Other (income) expense, net	(5,754)	(1,017)
Interest and other (income) expense, net	$(4,236)	1,008

Net Income (Loss)	$57,762	$8,584

Weighted Average Units Outstanding -basic and diluted	8,975	8,975
Income (Loss) per unit -basic and diluted	$6,435.88	$956.43
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)

	Members' Capital	Retained Earnings	Total
Balance, September 30, 2020	$64,106	$1,698	$65,804
Net Income (Loss)	—	8,584	8,584

Balance, September 30, 2021	$64,106	$10,282	$74,388
Distributions	—	$(11,218)	$(11,218)
Net Income (Loss)	—	57,762	57,762

Balance, September 30, 2022	$64,106	$56,826	$120,932
See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Cash Flows
(Dollars in thousands)

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$57,762	$8,584
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	11,443	11,114
Amortization	45	78
Gain on extinguishment of debt	(2,177)	—
Change in other assets, net	226	103
Bad debt expense	—	79
(Increase) decrease in current assets:
Accounts receivable	(1,216)	(4,357)
Inventory	159	(15,308)
Prepaid expenses and other	218	(19)
Derivative financial instruments	(4,515)	(851)
Increase (decrease) in current liabilities:
Accounts payable	2,725	4,491
Accrued expenses	470	380
Increase (decrease) in other long-term liabilities	(318)	2,076
Net cash (used in) provided by operating activities	64,822	6,370

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,761)	(8,262)
Net cash (used in) provided by investing activities	(4,761)	(8,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid to members	(11,218)	—
Payments for financing costs	—	(33)
Proceeds from notes payable	232,919	244,441
Payments of notes payable	(276,478)	(241,687)
Net cash (used in) provided by financing activities	(54,777)	2,721

Net increase (decrease) in cash and cash equivalents	5,284	829

CASH AND CASH EQUIVALENTS
Beginning	1,945	1,116
Ending	$7,229	$1,945

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,574	$2,026
Purchases of property and equipment included in accrued expenses	954	—
Operating lease liability arising from obtaining right of use assets	1,616	—

See Notes to Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC Notes to Financial Statements September 30, 2022

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, operates a 147 million gallon capacity ethanol plant and began producing ethanol in February 2009.  The Company sold 123.3 million gallons and 127.0 million gallons of ethanol in Fiscal 2022 and Fiscal 2021, respectively. The Company sells its ethanol, distillers grains, corn syrup, and distillers corn oil in the continental United States, Mexico and the Pacific Rim.

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

The Company sells denatured ethanol pursuant to a marketing agreement.  Revenues are recognized when the control has been transferred to the marketing company and the marketing company has taken title to the product, prices are fixed or determinable and collectability is reasonably assured.

The Company’s products are generally shipped Free on Board ("FOB") shipping point, and recorded as a sale upon delivery of the applicable bill of lading and transfer of control.  The Company’s denatured ethanol sales are handled through an ethanol purchase agreement (the “Ethanol Agreement”) with Bunge North America, Inc. (“Bunge”). The Company markets and distributes all of the syrup, distillers grains, ethanol not sold under the Ethanol Agreement, and distillers corn oil it produces directly to end users at market prices.   Carbon dioxide is sold through a Carbon Dioxide Purchase and Sale Agreement (the “CO2 Agreement”) with Air Products and Chemicals, Inc. Shipping and handling costs are booked as a direct offset to revenue for ethanol sales. Marketing fees, agency fees, and commissions due to the marketer are calculated separately from the settlement for the sale of the ethanol products and co-products and are included as a component of cost of goods sold. Shipping and handling costs for co-products are included in cost of goods sold.

Accounts Receivable

Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers’ financial condition, credit history and current economic conditions.  As of September 30, 2022 and 2021, management had determined an allowance of $206 thousand was necessary.  Receivables are written off when deemed uncollectible, and recoveries of receivables written off are recorded when received.

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

The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and corn oil and therefore these forward contracts are not marked to market. As of  September 30, 2022, the Company had commitments to sell 4.6 million gallons of ethanol, 58 thousand tons of dried distillers grains, 94 thousand tons of wet distillers grains, 4.8 million pounds of corn oil and 2.9 million gallons of 190 proof undenatured ethanol.

Corn purchase contracts are treated as derivative financial instruments.  Changes in fair value of forward corn contracts, which are marked to market each period, are included in costs of goods sold.  As of September 30, 2022, the Company was committed to purchasing 3.6 million bushels of corn on a forward contract basis resulting in a total commitment of $23.6 million.  In addition the Company was committed to purchasing 55 thousand bushels of corn using basis contracts.

In addition, the Company enters into short-term cash, options and futures contracts as a means of managing exposure to changes in commodity prices.  The Company enters into derivative contracts to hedge the exposure to volatile commodity price fluctuations.  The Company maintains a risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by market volatility.  The Company’s specific goal is to protect itself from large moves in commodity costs.  All derivatives are designated as non-hedge derivatives and the contracts will be accounted for at fair value.  Although the contracts are considered effective economic hedges of specified risks, they are not designated as or accounted for as hedging instruments for accounting purposes.

Derivatives not designated as hedging instruments along with cash due to brokers at  September 30, 2022 and 2021 are as follows:

	Balance Sheet Classification	September 30, 2022	September 30, 2021
		in 000's	in 000's
Futures and option contracts:
In gain position		$4,778	$196
In loss position		(2,223)	(1,386)
Cash held by broker		1,935	2,012
Forward contracts, corn:
In gain position		1,921	1,576
In loss position		(340)	(842)
Net futures, options, and forward contracts		$6,071	$1,556

The net realized and unrealized gains and losses on the Company’s derivative contracts for the years ended  September 30, 2022 and 2021 consist of the following:

	Statement of Operations Classification	September 30, 2022	September 30, 2021
Net realized and unrealized (gains) losses related to:		(in 000's)	(in 000's)

Forward purchase contracts (corn)	Cost of Goods Sold	$(6,585)	$(8,831)
Futures and option contracts (corn)	Cost of Goods Sold	(9,992)	4,436
Futures contracts (ethanol)	Revenues	5,649	—

The presentation of the realized loss on ethanol futures contracts of $5.6 million has been changed as a result of our accounting policy change to present realized and unrealized hedging losses (gains) as a component of revenue rather than cost of goods sold to align with common industry presentation.

Inventory

Inventory is stated at the lower of average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation. At both September 30, 2022 and 2021, there was no lower of cost or market adjustment.

Leases

In February 2016, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02 "Leases” ("ASU 2016-02"). ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases under previous GAAP. Under the guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted cash flow basis; and 2) a "right of use" asset, which is an asset that represents the lessee's right to use the specified asset for the lease term.  The Company has elected to account for lease and related non-lease components as a single lease component. See Note 10 for more detailed information regarding leases.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:

(in years)
Buildings	40
Process Equipment	10 - 20
Office Equipment	3-7

Maintenance and repairs are charged to expense as incurred; major improvements are capitalized.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable.   An impairment loss would be recognized when estimated undiscounted future cash flows from operations are less than the carrying value of the asset group.  An impairment loss would be measured by the amount by which the carrying value of the asset exceeds the fair value of the asset. Management has determined there were no events or changes in circumstances that required an impairment evaluation during Fiscal 2022 or Fiscal 2021.

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

Note 3:  Inventory

Inventory is comprised of the following at:

	September 30, 2022	September 30, 2021
	(in 000's)	(in 000's)
Raw Materials - corn	$9,972	$9,275
Supplies and Chemicals	6,343	5,589
Work in Process	3,251	2,762
Finished Goods	8,952	11,051
Total	$28,518	$28,677

Note 4:   Revolving Loan/Credit Agreements

FCSA/CoBank

The Company is a party to a credit agreement with Farm Credit Services of America, FLCA ("FCSA"), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent ("CoBank") which provides the Company with a term loan in the amount of $30.0 million (the "Term Loan") and a revolving term loan in the amount of up to $40.0 million (the "Revolving Term Loan") and a $10 million revolving line of credit (the "Revolving Credit Loan") (collectively, the FCSA Credit Facility").  The FCSA Credit Facility is secured by a security interest on all of the Company's assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million with a maturity date of November 15, 2024. The Term Loan required the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and thereafter requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023.  All remaining amounts due under the Term Loan are due and payable on the maturity date of November 15, 2024.  Effective July 18, 2022, the maximum principal available under the Term Loan was reduced from $30 million to $18.75 million and the interest rate is based on the Daily Simple SOFR rate plus a rate spread of 3.25% per annum. As of September 30, 2022, there was an outstanding balance of $15.0 million on the Term Loan.

The current maturity date of the Revolving Credit Loan is February 1, 2023 and the current maturity date of the Revolving Term loan is September 1, 2027. As of September 30, 2022, there was $442 thousand outstanding under the Revolving Credit Loan, with $39.6 million available under the Revolving Term Loan.

Government Programs

             On April 14, 2020, the Company received $1.1 million under the new Paycheck Protection Program legislation passed in response to the economic downturn triggered by COVID-19, and on January 28, 2021, the Company received an additional $1.1 million under Phase II of the PPP legislation (collectively the "PPP Loans").  Our PPP Loan may be forgiven based upon various factors, including, without limitation, our payroll cost over an eight-to-twenty-four week period starting upon our receipt of the funds. Expenses for approved payroll costs, lease payments on agreements before February 15, 2020, and utility payments under agreements before February 1, 2020 and certain other specified costs can be paid with these funds and eligible for payment forgiveness by the federal government. At least 60% of the proceeds must be used for approved payroll costs, and no more than 40% on non-payroll expenses. PPP loan proceeds used by a borrower for the approved expense categories have generally been fully forgiven by the lender if the borrower satisfies certain employee headcount and compensation requirements. The Company applied for forgiveness of its PPP Loans from the Small Business Administration ("SBA") and was notified on December 24, 2021, that the PPP Loans had been forgiven in full. The gain on the debt extinguishment was recorded in other income.

On May 23, 2022, the Company received $3.1 million from the USDA's Biofuel Producer Program. This amount was deemed "other income" to the Company and there are no additional requirements the Company must fulfill to keep the funds.

Note 5: Notes Payable

Notes payable consists of the following (in 000's):

	September 30, 2022	September 30, 2021
Term loan bearing interest at Daily Simple SOFR plus 3.25% (6.24% at September 30, 2022)	$15,000	$22,500
Note payable, PPP Loan bearing interest at 1.00%, forgiven in December of 2021	—	1,063
Note payable, PPP Loan bearing interest at 1.00%, forgiven in December of 2021	—	1,114
Revolving term loan bearing interest at Daily Simple SOFR plus 3.25% (6.24% at September 30, 2022)	442	34,999
Other with interest rates from 3.50% to 4.15% and maturities through 2027	563	2,020
	16,005	61,696
Less Current Maturities	7,609	10,019
Total Long Term Debt	8,396	51,677

Approximate aggregate maturities of notes payable as of  September 30, 2022 are as follows (in 000's):

2023	$7,609

2024	7,612

2025	117

2026	121

2027	546

2028 and thereafter	—

Total	$16,005

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

A description of the valuation methodologies used for instruments measured at fair value, including the general classifications of such instruments pursuant to the valuation hierarchy, is set forth below.

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

The following table summarizes financial instruments measured at fair value on a recurring basis as of September 30, 2022 and 2021, categorized by the level of the valuation inputs within the fair value hierarchy: (dollars in '000s)

	September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$4,778	$1,581	$—

Liabilities:
Derivative financial instruments	$(2,223)	—	—

	September 30, 2021
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$196	$734	$—

Liabilities:
Derivative financial instruments	$(1,386)	—	—

Note 7:   Incentive Compensation

The Company has an equity incentive plan which provides that the Board of Directors may make awards of equity appreciation units (“EAU”) and equity participation units (“EPU”) to employees from time to time, subject to vesting provisions as determined for each award. There are no EAUs outstanding. The EPUs are valued in accordance with the agreement which is based on the book value per unit of the Company. The Company had 50.7 unvested EPUs outstanding under this plan as of September 30, 2022, which will vest three years from the dates of the awards.

During the Fiscal 2022 and Fiscal 2021, the Company recorded compensation expenses related to this plan of approximately $182,000 and $189,000, respectively.  As of September 30, 2022 and 2021, the Company had a liability of approximately $569,000 and $416,000, respectively, recorded within accrued expenses on the balance sheet. The incentive compensation expense is recognized over three years from the date of the awards.

Note 8:   Major Customers

The Company is party to the Ethanol Agreement with Bunge for the marketing, selling and distributing of all the denatured ethanol produced by the Company through December 31, 2026. Revenues from Bunge were$258.2 million during Fiscal 2022 and$223.2 million during Fiscal 2021. The revenue is for ethanol only. Under the Ethanol Agreement, the Company pays Bunge a flat monthly marketing fee. The term of the Ethanol Agreement expires on December 31, 2026. The Company paid Bunge ethanol marketing fees of $1.5 million during both Fiscal 2022 and Fiscal 2021.

Note 9: Commitments

The Company has entered into a steam contract with an unrelated party under which the vendor agreed to provide the steam required by the Company, up to 475,000 pounds per hour. The Company agreed to pay a net energy rate for all steam provided under the contract as well as a monthly demand charge. The net energy rate is set for the first three years then adjusted each year beginning on the third anniversary date.  The steam contract was renewed effective January 1, 2013, and will remain in effect until November 30, 2024.  Expenses under this agreement for the years ended  September 30, 2022 and 2021 were $0.1 million during both years.

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

The Company leases rail cars and rail moving equipment with original terms up to 3 years for hopper cars and 4 years for tanker cars from Trinity Leasing and Bunge. During Fiscal 2022 and Fiscal 2021, a portion of the railcars were subleased to third parties. The sub-lease income was $0.1 million for Fiscal 2022 and $0.1 million for Fiscal 2021. All of the subleased rail cars were returned during Fiscal 2022 and all of the hopper cars were returned to Bunge by November 1, 2022.  The Company entered into new leases at the end of Fiscal 2022 for hoppers with two different third parties equating to a total of 35 hoppers with leases starting September 1, 2022 and running through August 2027.  The average remaining life of the lease term for these leases was 2.3 years as of September 30, 2022. The Company incurred $4.5 million in lease cost during Fiscal 2022 and $3.5 million during Fiscal 2021.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate of 6.24% . The operating lease liability, included in current and long term liabilities was $3.2 million as of September 30, 2022.

The Company's aggregate minimum rental commitments under non-cancellable operating leases as of  September 30, 2022 are as follows (in 000's):

2023	$2,027
2024	405
2025	401
2026	364
2027 and after	309
Total	3,506

Undiscounted future payments	3,506
Discount effect	(293)
Present value	$3,213

Note 11: Subsequent Events

On December 6, 2022, our Board of Directors declared a distribution of $2,500 per unit to its members. The distributions are expected to be paid on or around December 23, 2022 to members of record on December 6, 2022. Based on the current number of units outstanding, the aggregate payment will be approximately $22.4 million.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no items to report.

Item 9A.   Controls and Procedures.

The Company’s management, including its President and Chief Executive Officer (our principal executive officer), Michael D. Jerke, along with its Chief Financial Officer (our principal financial officer), Ann M. Reis, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934, as amended, the “Exchange Act”), as of September 30, 2022.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.   Based upon this review and evaluation, these officers believe that the Company's disclosure controls and procedures are presently effective in ensuring that material information related to us is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission (the "SEC").

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (the 2013 Framework).  Based on this assessment, the Company’s management concluded that, as of September 30, 2022, the Company’s integrated controls over financial reporting were effective. This annual report does not include an attestation report on internal controls by the company’s registered public accounting firm pursuant to the exemption under Section 989G of the Dodd-Frank Act of 2010.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The Information required by this Item is incorporated by reference from the definitive proxy statement for the Company’s 2023 Annual Meeting of Members (the “2023 Proxy Statement”) to be filed with the SEC within 120 days after the end of the Company’s fiscal year ended September 30, 2022.

Item 11.   Executive Compensation.

The Information required by this Item is incorporated by reference in the 2023 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Member Matters.

The Information required by this Item is incorporated by reference in the 2023 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The Information required by this Item is incorporated by reference in the 2023 Proxy Statement.

Item 14.   Principal Accountant Fees and Services.

The Information required by this Item is incorporated by reference in the 2023 Proxy Statement.

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

4(i)	Fifth Amended and Restated Operating Agreement dated June 19, 2020 (incorporated by reference to Exhibit 3.2.1 on Form 8-K filed by the Company on June 23, 2020.
4(ii)	Unit Transfer Policy, including QMS Manual - attached as Appendix 1 (incorporated by reference to Exhibit 4(ii) on Form 10-K filed by the Company on December 23, 2021).
4(vi)	Description of Our Securities (incorporated by reference to Exhibit 4(vi) on Form 10-K filed by the Company on December 23, 2021)
9	Omitted - Inapplicable.
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

10.5*	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 6, 2010).
10.6	Joint Defense Agreement between ICM, Inc. and the Company dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).

10.7	Tricanter Purchase and Installation Agreement by and between ICM, Inc. and the Company dated August 25, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K/A filed by the Company on January 12, 2011). Portions of the Agreement have been omitted pursuant to a request for confidential treatment.
10.8	Base Contract for Sale and Purchase of Natural Gas between Encore Energy Services, Inc. and the Company effective April 1, 2012. Portions of this Agreement have been omitted pursuant to a request for confidential treatment (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on May 1, 2012).
10.7*	Southwest Iowa Renewable Energy Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company of July 6, 2010).
10.8	Joint Defense Agreement between ICM, Inc. and the Company dated July 13, 2010 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 16, 2010).
10.9

Confirming Order between Encore Energy Services, Inc. and the Company dated April 25, 2012.  Portions of the Agreement have been omitted pursuant to a request for confidential treatment. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on May 1, 2012).

10.10	Carbon Dioxide Purchase and Sale Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective as of April 2, 2013 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on April 11, 2013).
10.10*	Employment Agreement dated effective January 1, 2012 by and between the Company and Brian T. Cahill. (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on January 5, 2012).
10.11	Non-Exclusive CO2 Facility Site Lease Agreement by and among the Company and EPCO Carbon Dioxide Products, Inc. named therein dated effective April 2, 2013 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company of April 11, 2013).
10.12

Credit Agreement by and between the Company, Farm Credit Services of America, FLCA, as Lender and CoBank, ACB as cash management provider and agent dated as of June 24, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on June 30, 2014).

10.13

Global Modification Agreement dated February 26, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 4, 2021)

10.14	Term Note by and between the Company and Farm Credit Services of America, FLCA dated June 24, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on June 30, 2014).
10.15

Revolving Term Note by and between the Company and Farm Credit Services of America, FLCA dated as of June 24, 2014 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on June 30, 2014).

10.16

Second Amended and Restated Ethanol Purchase Agreement effective as of January 1, 2020 by and among the Company and Bunge North America, Inc. (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on January 2, 2020).

10.17	Employment Agreement between the Company and Michael D. Jerke effective October 22, 2018 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 28, 2018).
10.18

Amendment No. 4 to Credit Agreement dated November 8, 2019 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of American, FLCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 14, 2019).

10.19	Amendment No. 5 to Credit Agreement dated February 26, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on March 4, 2019).
10.20	Amendment No. 6 to Credit Agreement dated July 30, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on August 12, 2021).
10.21

Amendment No. 7 to Credit Agreement dated October 29, 2021 by and among the Company, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on November 4, 2021).

10.22	Amendment No. 8 to Credit Agreement dated February 25, 2022 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on March 3, 2022).
10.23	Revolving Credit Note dated February 26, 2021 (incorporated by reference to Exhibit 10.4 on Form 8-K filed by the Company on March 4, 2021).
10.24	Amended and Restated Revolving Credit Note dated July 30, 2021 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on August 12, 2021).
10.25	Second Amended and Restated Revolving Credit Note dated October 29, 2021 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on November 4, 2021).
10.26	Letter Agreement to the Second Amended and Restated Revolving Credit Note dated October 29, 20212021 (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on February 7, 2022).
10.27	Third Amended and Restated Revolving Credit Note dated February 25, 2022 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on March 3, 2022).
10.28	Fourth Amended and Restated Revolving Credit Note dated July 18, 2022 (incorporated by reference to Exhibit 10.4 of Form 8-K filed by the Company on July 22, 2022).
10.29	Second Amended and Restated Term Note dated February 26, 2021 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on March 4, 2021)
10.30	Third Amended and Restated Term Note dated July 18, 2022(incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on July 22, 2022).
10.31

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

10.33	First Amended and Restated Credit Agreement dated July 18, 2022 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on July 22, 2022).
10.34	Amendment No. 1 to the First Amended and Restated Credit Agreement dated September 21, 2022 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Company on September 23, 2022).
10.35	Second Amended and Restated Revolving Term Note dated July 18, 2022 (incorporated by reference to Exhibit 10.3 of Form 8-K filed by the Company on July 22, 2022).
10.36	Third Amended and Restated Revolving Term Note dated September 21, 2022 (incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Company on September 23, 2022).

11	Omitted - Inapplicable.
12	Omitted - Inapplicable.
13	Omitted - Inapplicable.
14	Omitted - Inapplicable.
15	Omitted - Inapplicable.
16	Omitted - Inapplicable.
17	Omitted - Inapplicable.
18	Omitted - Inapplicable.
19	Omitted - Inapplicable.
20	Omitted - Inapplicable.
31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (filed herewith)
31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (filed herewith)
32.1**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer. (furnished herewith)
32.2**	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer. (furnished herewith)
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

_________________

*	Denotes exhibit that constitutes a management contract, or compensatory plan or arrangement
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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	December 9, 2022	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	December 9, 2022	/s/ Ann M. Reis
Ann M. Reis, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Date

/s/ Karol D. King	December 9, 2022
Karol D. King, Chairman of the Board

/s/ Theodore V. Bauer	December 9, 2022
Theodore V. Bauer, Director

/s/ Michael K. Guttau	December 9, 2022
Michael K. Guttau, Director

/s/ Jill E. Euken	December 9, 2022
Jill E. Euken, Director

/s/ Kevin J. Ross	December 9, 2022
Kevin J. Ross, Director