Form 10-Q
period 2022-12-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2023-02-10
CIK 1424844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	December 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class	Name of each exchange on which registered

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

As of January 26, 2023, the Company had 8,975 Series A Membership Units outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

ASSETS	December 31, 2022	September 30, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$3,171	$7,229
Accounts receivable, net of allowance for doubtful accounts	19,769	13,982
Derivative financial instruments	2,994	6,071
Inventory	25,517	28,518
Prepaid expenses and other	1,147	225
Total current assets	52,598	56,025

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	264,085	261,235
Office and other equipment	2,006	1,975
	268,155	265,274
Accumulated depreciation	(168,000)	(164,969)
Net property, plant and equipment	100,155	100,305

Other Assets
Right of use asset operating leases, net	2,968	3,213
Other assets	831	843
Total Assets	$156,552	$160,386

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	December 31, 2022	September 30, 2022
	(Unaudited)
Current Liabilities
Accounts payable	$28,281	$10,420
Accrued expenses	8,142	5,980
Current maturities of notes payable	7,610	7,609
Current portion of operating lease liability	1,562	1,977
Total current liabilities	45,595	25,986

Long Term Liabilities
Notes payable, less current maturities	8,092	8,396
Other long-term liabilities	2,303	3,836
Operating lease liability, less current portion	1,406	1,236
Total long term liabilities	11,801	13,468

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	35,050	56,826
Total members' equity	99,156	120,932

Total Liabilities and Members' Equity	$156,552	$160,386

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations

(Dollars in thousands except for net income per unit)

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	December 31, 2022	December 31, 2021

Revenues	$95,219	$101,651
Cost of Goods Sold	92,466	72,880

Gross Margin	2,753	28,771

General and administrative expenses	1,975	1,721

Operating Income (Loss)	778	27,050

Other (Income) Expense
Interest expense	325	404
Other (income) expense, net	(209)	(2,182)
Interest and other (income) expense, net	116	(1,778)

Net Income (Loss)	$662	$28,828

Distribution per share	2,500	—

Weighted average units outstanding - basic and diluted	8,975	8,975
Net Income (Loss) per unit - basic and diluted	$73.76	$3,212.03

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)

		Retained Earnings
	Members' Capital	(Deficit)	Total

Balance, September 30, 2021	$64,106	$10,282	$74,388
Net Income (Loss)	—	28,828	28,828
Balance, December 31, 2021	64,106	39,110	103,216

Balance, September 30, 2022	$64,106	$56,826	$120,932
Distributions	—	(22,438)	(22,438)
Net Income (Loss)	—	662	662
Balance, December 31, 2022	$64,106	$35,050	$99,156

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$662	$28,828
Adjustments to reconcile to net income (loss) to net cash provided by operating activities:
Depreciation	3,032	2,837
Amortization	11	11
Gain on Debt Extinguishment	—	(2,177)
Change in other assets, net	12	11
(Increase) decrease in current assets:
Accounts receivable	(5,787)	(2,364)
Inventory	3,001	(8,578)
Prepaid expenses and other	(922)	(778)
Derivative financial instruments	3,077	(1,096)
Increase (decrease) in current liabilities:
Accounts payable	17,861	10,798
Accrued expenses	3,116	2,070
Increase (decrease) in other long-term liabilities	(1,533)	(8)
Net cash (used in) provided by operating activities	22,530	29,554
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,835)	(250)
Net cash (used in) investing activities	(3,835)	(250)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to Members	(22,438)	—
Proceeds from debt	10,063	53,945
Payments on debt	(10,378)	(84,405)
Net cash provided by (used in) financing activities	(22,753)	(30,460)
Net Increase (decrease) in cash and cash equivalents	(4,058)	(1,156)
CASH AND CASH EQUIVALENTS
Beginning	7,229	1,945
Ending	$3,171	$789

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$299	$484
Purchases of property and equipment included in accrued expenses	39	—

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Notes to Financial Statements

(Dollars in thousands)

Note 1:  Nature of Business

Southwest Iowa Renewable Energy, LLC (the “Company”), located in Council Bluffs, Iowa, was formed in March 2005, and began producing ethanol in February 2009. The Company is permitted to produce up to 147 million gallons of ethanol per year. The Company sells its ethanol, distillers grains, corn condensed distillers solubles or "syrup", distillers corn oil and carbon dioxide in the continental United States, Mexico, and the Pacific Rim.

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The accompanying financial statements are for the three months ended December 31, 2022, and 2021, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended  September 30, 2022 ("Fiscal 2022") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, we disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from the contracts with customers. The Company applies the five-step method to all contracts with customers.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of both  December 31, 2022, and September 30, 2022, management had determined an allowance of $206 thousand was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and distillers corn oil and therefore these forward contracts are not marked to market. As of December 31, 2022, the Company had 0.1 million gallons of open contracts for denatured ethanol, 3 million gallons of undenatured ethanol, 0.2 million tons of wet and dried distillers grains and 3.8 million pounds of distillers corn oil.

The Company elected the normal purchase normal sales treatment for corn purchase contracts beginning on October 1, 2022.  Prior to that, corn purchase contracts were treated as derivative financial instruments which were recorded at fair value on the balance sheet. Changes in market value of forward corn contracts, which are marked to market each period, for contracts that were in place prior to October 1, 2022 but still in place at December 31, 2022 are included in costs of goods sold.  As of December 31, 2022, the Company was committed to purchasing 3.6 million bushels of corn on a forward contract basis resulting in a total commitment of $24.8 million. In addition, the Company was committed to purchase 3 million bushels of corn on basis contracts.

Additionally, we have entered into purchase agreements that locks in a percentage of our natural gas pricing and we have entered into agreements for capital improvements to be completed in Fiscal 2023 for approximately $7 million.

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

Derivatives not designated as hedging instruments along with cash held by brokers at December 31, 2022 and  September 30, 2022 at market value are as follows:

Balance Sheet Classification	December 31, 2022	September 30, 2022
	in 000's	in 000's
Futures and option contracts
In gain position	$1,753	$4,778
In loss position	(914)	(2,223)
Cash held by broker	1,370	1,935
Forward contracts, corn:
In gain position	851	1,921
In loss position	(66)	(340)
Net futures, options, and forward contracts	$2,994	$6,071

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three months ended December 31, 2022 and 2021 consist of the following:

		Three Months Ended
	Statement of
	Operations
	Classification	December 31, 2022	December 31, 2021
		in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase contracts (corn)	Cost of Goods Sold	$2,443	$542
Futures and option contracts (corn)	Cost of Goods Sold	248	(228)
Futures and option contracts (ethanol)	Revenues	41	—

Inventory

Inventory is stated at the lower of average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For the three months ended December 31, 2022, and 2021, the Company had no lower of cost or net realizable value adjustment.

Income Per Unit

Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended
	December 31, 2022	December 31, 2021
Numerator:
Net Income (Loss) for basic earnings per unit	$662	$28,828
Net Income (Loss) for diluted earnings per unit	$662	$28,828

Denominator:
Weighted average units outstanding - basic and diluted	8,975	8,975
Income (Loss) per unit - basic and diluted	$73.76	$3,212.03

Note 3:  Inventory

Inventory is comprised of the following:

	December 31, 2022	September 30, 2022
	in 000's	in 000's
Raw Materials - corn	$9,973	$9,972
Supplies and Chemicals	7,313	6,343
Work in Process	3,688	3,251
Finished Goods	4,543	8,952
Total	$25,517	$28,518

Note 4:   Revolving Loan, Credit Agreements, Government Assistance and Subsequent Events

FCSA/CoBank

The Company is a party to a credit agreement (the "FSCA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $18.75 million (the “Term Loan”), a revolving term loan in the amount of up to $40.0 million (the “Revolving Term Loan”) and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million beginning September 1, 2020 and a maturity date of November 15, 2024. The Term Loan required the Company to make one principal payment of $3.75 million during 2021, which payment was made on March 1, 2021, and thereafter, requires the Company to make four equal semi-annual payments of $3.75 million on each March 1 and September 1, through September 1, 2023. All remaining amounts due under the Restated Term Note are due and payable on the maturity date of November 15, 2024. As of December 31, 2022, there was an outstanding balance of $15 million on the Term Loan.

The current maturity date of the Revolving Credit Loan is April 1, 2023, which was extended from February 1, 2023 by a letter agreement dated January 30, 2023. The current maturity date of the Revolving Term loan is September 1, 2027. As of December 31, 2022, there was $165 thousand outstanding under the Revolving Term Loan, with $39.8 million available under the Revolving Term Loan. There was no outstanding balance under the Revolving Credit Loan.

Under the FCSA Credit Facility, the interest rates utilize the Daily Simple SOFR Rate with a Daily Simple SOFR Rate Spread of 3.25% per annum. The interest rate at December 31, 2022 applicable to each of the loans under the FSCA Credit Facility was 7.55%.

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

Notes payable

Notes payable consists of the following:

	December 31, 2022	September 30, 2022
	(000's)	(000's)
Term Loan bearing interest at SOFR plus 3.25% (7.55% at December 31, 2022)	$15,000	$15,000
Revolving Term Loan bearing interest at SOFR plus 3.25% (7.55% at December 31, 2022)	165	442
Other with an interest rate of 3.50% and a maturity through 2027	537	563
	15,702	16,005
Less Current Maturities	7,610	7,609
Total Long Term Debt	8,092	8,396

The Company had the following approximate aggregate maturities of notes payable for the twelve month period ended  December 31, 2022

2023	$7,610

2024	7,614

2025	118

2026	122

2027	238

Total	$15,702

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, and September 30, 2022, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,753	$851	$—

Liabilities:
Derivative financial instruments	(914)	(66)	—

	September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$4,778	$1,921	$—

Liabilities:
Derivative financial instruments	(2,223)	(340)	—

Note 6: Major Customer

The Company is party to the Ethanol Agreement with Bunge for the marketing, selling, and distributing of all the denatured ethanol produced by the Company through December 31, 2026. Revenues from Bunge were $60 million and $66.9 million for the three months ended December 31, 2022, and 2021, respectively. The revenue is for ethanol only. Under the Ethanol Agreement the Company will pay Bunge a flat monthly marketing fee. The term of the Ethanol Agreement expires on December 31, 2026.  The Company paid Bunge ethanol marketing fees of $0.4 million for the three months ended December 31, 2022 and December 31, 2021 respectively.

Note 7: Lease Obligations

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

The Company leases rail cars and rail moving equipment with original terms of up to 3 years for hopper cars and 4 years for tanker cars from Trinity Leasing and Bunge. During Fiscal 2022, a portion of the railcars were subleased to third parties. The sub-lease income was $0.1 million for Fiscal 2022. All of the subleased rail cars were returned during Fiscal 2022 and all of the hopper cars were returned to Bunge by November 1, 2022. The Company entered into new leases at the end of Fiscal 2022 for hoppers with two different third parties equating to a total of 35 hoppers with leases starting September 1, 2022 and running through August 2027. The average remaining life of the lease term for these leases was 2.1 years as of December 31, 2022. The Company incurred $0.7 million and $1.0 million in lease expense during the three months ended December 31, 2022 and the three months ended December 31, 2021 respectively.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate at the time of the lease inception. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long-term liabilities was $2,968,000 as of December 31, 2022.

The Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve-month period ended December 31, 2022:

2023	$1,596
2024	566
2025	537
2026	413
2027 and after	175
Total	$3,287

Undiscounted future payments	$3,287
Discount effect	(319)
$2,968

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations for the first three months of our fiscal year ending September 30, 2023 ("Fiscal 2023"). This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2022 ("Fiscal 2022"), including the financial statements, accompanying notes and the risk factors contained herein.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us") contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn, natural gas, and steam;
•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard;
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol, distillers grains;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;
•	Changes and advances in ethanol production technology;
•	Competition from larger producers as well as competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Volatile commodity and financial markets;
•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller grains produced in the United States;
•	Disruptions, failures or security breaches relating to our information technology infrastructure;
•	Adverse impacts to our operations, operating results and the availability, quality and price of raw materials due to adverse weather conditions, including as a result of climate change;
•	Trade actions by the Biden Administration, particularly those affecting the biofuels and agricultural sectors and related industries; and
•	Disruption caused by health epidemics, such as the COVID-19 pandemic, and the adverse impact of such epidemics on global economic and business conditions.

These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include various assumptions that underlie such statements.  Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the management discussion and analysis, in our Annual Report on Form 10-K for Fiscal 2022 under the section entitled “Risk Factors” and in our other prior Securities and Exchange Commission filings. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations set forth in the forward-looking statements made in this document or elsewhere by the Company or on its behalf.  We undertake no obligation to revise or update any forward-looking statements.  The forward-looking statements contained in this quarterly report on Form 10-Q are included in the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

General Overview and Recent Developments

The Company is an Iowa limited liability company, located in Council Bluffs, Iowa, formed in March 2005. The Company is permitted to produce 147 million gallons of ethanol annually.  We began producing ethanol in February 2009 and sell our ethanol, distillers grains, distillers corn oil, corn condensed distillers solubles ("syrup") and carbon dioxide, in the continental United States, Mexico, and the Pacific Rim.

On November 26, 2019, the Environmental Protection Agency (the "EPA") approved the Company's petition as an "Efficient Producer" to increase the D-6 RINs generated by our facility to 147 million gallons of ethanol produced annually, provided the non-grandfathered ethanol produced satisfies the 20% lifecycle GHG, or greenhouse gas impacts reduction requirements specified in the Clean Air Act for renewable fuel. The Company must comply with all registration provisions in order to register for the production of non-grandfathered ethanol, and the registration application must be accepted by the EPA before the facility is eligible to generate RIN's for non-grandfathered ethanol produced. The Company completed the registration process before the end of the second quarter in Fiscal 2022.

On December 6, 2022, our Board of Directors declared a distribution of $2,500 per unit to its members. The distribution was paid on December 23, 2022 to members of record on December 6, 2022. With 8,975 shares outstanding at the time of the distribution declaration, the total cash paid for the distribution was $22.4 million.

.

Market Factors Impacting Operations

For the three months ended December 31, 2022 compared to the three months ended December 31, 2021 the average price per gallon of denatured ethanol sold decreased by 7.5% due to increased stocks and the threat of a rail strike being eliminated. There have also been decreased prices for crude oil and gasoline in the first three months of Fiscal 2023 compared to the first three months of Fiscal  2022 due to increased supply world-wide.

Corn prices increased 30.9% when comparing the first three months of Fiscal 2023 to the first three months of Fiscal 2022 which is a continuation of high prices that has been experienced throughout the past year.  The price of corn is higher than the five year average price.  Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Such changes have a material effect on our cost of goods sold with corn being one of our primary inputs.

Management anticipates that ethanol prices will continue to change in relation to changes in corn and energy prices. During the first quarter of Fiscal 2023, we experienced the situation where the ethanol prices decreased and while the inputs also did slightly, it was not to the same level of decrease that ethanol prices experienced. If these factors continue, margins will be minimal on ethanol sales and potentially negative.

During Fiscal 2022, the Company faced significant challenges with respect to transportation and logistics. Like many companies, the lingering impacts of the COVID-19 pandemic on coastal ports, the trucking industry and more recently, rail transportation, had a material effect on our ability to timely, economically, and consistently ship products both domestically and abroad.  Management continues to explore various options to mitigate these challenges, but expects them to continue to be a factor through Fiscal 2023. Management does not know when these logistics challenges will dissipate.

The average market price per ton of distillers grains sold in the first three months of Fiscal 2023 increased by 30% compared to the average price per ton of distillers grains sold for the same period in Fiscal 2022. This increase in the market price of distillers grains is primarily due to supply issues during the first quarter of Fiscal 2023. A number of ethanol production facilities, including us, encountered operational challenges due to extremely cold weather during December in the mid-west, which resulted in a reduced supply and resulting increase in price. An increase in supply as ethanol plants return to higher production levels as operating conditions improve could have a negative effect on distillers grains prices.

Key Operating Measures

The following table provides comparative data relating to certain operating measures during the three months ended December 31, 2022, and December 31, 2021.

Description	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Production (unden gal) (in millions)	29.240	32.310
Ethanol Yield (unden gal/bu)	2.920	2.930
Denatured Ethanol Price (per gal)	2.230	2.160
Corn Price (per bu)	6.900	5.270
Corn Oil Yield (lbs/bu)	1.072	1.060
BTU's/gallon	22,286	21,356
Steam/Nat Gas cost per MMBTU	$4.069	$3.610
kWh/gallon	$0.849	$0.660
Chemical Cost ($/gal)	$0.148	$0.090

As the table above indicates, during the three months ended December 31, 2022 our performance against the operating measures improved in some categories, but was met with challenges in other categories. The price per gallon of denatured ethanol decreased over the same period last year due to the alleviation of concerns about potential rail strikes and the decreased demand for gasoline as drivers spent less time on the roads and due to operational challenges, We produced 9.5% less ethanol during the three months ended December 31, 2022 compared to the three months ended December 31, 2021. We experienced an increase in corn oil yield by 1.1% when comparing the three months ended December 31, 2022 and the three months ended December 31, 2021 due to changes in the chemicals we started using in Fiscal 2022 and our ability to identify an efficient dosing process. Chemical costs per gallon were up 64% when comparing the three months ended December 31, 2022 with the same three month period in Fiscal 2022 due to the continued rising costs of chemicals that we utilize. In addition, while our natural gas cost increased 12.7% period over period, the average spot price for natural gas increased 16% when comparing the quarter ended December 31, 2022 to the quarter ended December 31, 2021.

.
Cost Per Gallon	YTD 2023	FY 2022	FY 2021	FY 2020
Variable	0.279	0.276	0.217	0.207
Fixed	0.138	0.146	0.107	0.129
G&A	0.068	0.059	0.044	0.043
Total	0.484	0.482	0.368	0.379

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

On December 1, 2022, the EPA released a proposed rule to set the RVOs for 2023, 2024 and 2025 which set the annual volume requirement for renewable fuel at 20.82 billion gallons for 2023, 21.87 billion gallons for 2024 and 22.68 billion gallons for 2025 (the “Proposed Rule”). This is the first time that the EPA has set RVOs without using the volume requirements set out in the Energy Independent and Security Act of 2002 (the “EISA”) which provided statutory volume requirements through 2022. When setting the volume requirements beyond the statutory mandates within the EISA, the EPA has more discretion and takes into consideration various factors including, without limitation, costs, air quality, climate change, energy security and infrastructure issues. Under the Proposed Rule, the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol is set at 15.0 billion gallons for 2023 and increases to 15.25 billion gallons in 2024 and 2025. The Proposed Rule also provides for an additional 250 million gallon supplemental volume requirement in 2023 to continue to address the court-ordered remand of previously lowered RVOs as a result of denied small refinery waivers. The EPA is currently soliciting comments on the Proposed Rule and a public hearing on the Proposed Rule was held on January 10, 2023. As of the date of this filing, a final rule has not yet been issued.

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

More specifically, the IRA legislation (a) created a new Clean Fuel Production Credit, section 45Z of the Internal Revenue Code, which runs from 2025 to 2027 of up to $1.00 per gallon, which could apply to our fuel ethanol, depending on the level of GHG reduction for each gallon; (b) created a new tax credit for sustainable aviation fuel of $1.25 to $1.75 per gallon, depending on the GHG reduction for each gallon, that could possibly involve some of our low carbon ethanol through an alcohol to jet pathway, depending on the life cycle analysis model being used (this credit expires after 2024 and shifts to the Clean Fuel Production Credit, where it qualifies for up to $1.75 per gallon); (c) expanded the carbon capture and sequestration credit, section45Q, to $85 for each metric ton of carbon sequestered, which could impact potential carbon capture investments; (d) extended the biodiesel tax credit which could impact our distillers corn oil values, as this co-product serves as a low-carbon feedstock for renewable diesel and biomass based diesel production; (e) funded biofuel refueling infrastructure, which could impact the availability of higher level ethanol blended fuel; (f) increased funding for working lands conservation programs for farmers by$20 billion; and (g) provided credits for the production and purchase of electric vehicles, which could impact the amount of internal combustion engines built and sold longer term, and by extension impact the demand for liquid fuels including ethanol.

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

Industry Factors Affecting our Results of Operations

Ethanol prices decreased 7.5% during the three months ended December 31, 2022, as compared to the same period in the previous fiscal year. This decrease was coupled with a decrease of 5.49% in ethanol shipments during the three months ended December 31, 2022, as compared to the prior year. The reduction in shipments was due to operational challenges we encountered in the month of December due to the unusually cold weather in the mid-west.

The latest outlook of supply and demand provided by the United States Department of Agriculture (the "USDA") estimate for United States 2021/22 corn production is 15.074 billion bushels. The yield projection is 176.7 bushels per acre. Both projections were down slightly from the previous report. The projection for the 2022/23 crop year is 13.93 billion bushels and a 172.3 yield projection. The USDA did lower its estimate for corn used for ethanol for the 2021/2022 crop year slightly to 5.326 billion bushels. Their previous estimate was 5.375 billion bushels. For the 2022/23 crop year, the estimated usage for ethanol is 5.275 billion bushels. The USDA increased their corn price estimates for fiscal 2022 to $6.00 per bushel, up from the previous estimate of $5.95. For the 2022/23 crop year, the USDA is anticipating the average corn price to be $6.70, down slightly from $6.75 on the previous report. The USDA estimated in their July World Agricultural Supply and Demand Estimates (WASDE) report that in 2021/22 there were 93.3 million acres of corn planted which is down slightly from their previous projection of 93.4 million acres. The USDA is estimating for 2022/23 there will be 88.6 million corn acres planted which is down slightly from their previous report. Export projections have increased slightly from 2.45 million bushels to 2.471 million bushels for the 2021/22 crop year and is estimated to be 2.075 million bushels for the 2022/23 crop year.

The US Energy Information Administration ("EIA") released its Short-Term Energy Outlook report in January of 2023 and indicated that US ethanol production increased during the months of October - December compared to the previous quarter in 2022, but projected a 2% decline in production during the first three months of calendar year 2023. The decline in production is projected to last through September of 2023 and then start to pick up at the end of calendar year 2023.  The consumption of fuel ethanol is projected to also decline in the first three calendar months of 2023, but then start to increase in spring of 2023 and maintain the increase through the beginning of calendar year 2024.

We currently believe that our margins will continue to be low through the second quarter of Fiscal 2023 and will start to rebound slightly as the weather warms up and driving demand increases.

Our distiller grain margins have been impacted positively in the short term due to a supply shortage for distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 30% for the three months ended December 31, 2022, as compared to the three months ended December 31, 2021 on a 9% decrease in tons sold for those same periods.

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

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three months ended December 31, 2022, and 2021.

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$95,219	100.0%	$101,651	100.0%
Cost of Goods Sold
Material Costs	80,301	84.3%	59,427	58.4%
Variable Production Expense	8,147	8.6%	7,101	7.0%
Fixed Production Expense	4,018	4.2%	6,352	6.3%
Gross Margin	2,753	2.9%	28,771	28.3%
General and Administrative Expenses	1,975	2.1%	1,721	1.7%
Interest and other (income) expense, net	116	0.1%	(1,778)	(1.8)%
Net Income (Loss)	$662	0.7%	$28,828	28.3%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. During the three months ended December 31, 2022, the average price per gallon of ethanol decreased by 7.5% as compared to the same period in Fiscal 2022, coupled by a 5% decrease in gallons of ethanol sold, primarily due to the unusually cold weather we experienced in December which led to an unanticipated shut down of approximately five days. The net effect was an 11% decrease in ethanol revenue for the three months ended December 31, 2022.

An increase in the average price per ton of distillers grains of approximately 30% which was partially offset by a 9% decrease in volume sold resulted in an increase of 14% in revenue for this category in the three months ended December 31, 2022 as compared to the same three month period in Fiscal 2022.

Distillers corn oil revenue increased 6.7% in the three months ended December 31, 2022, compared to the three months ended December 31, 2021 with an 18.8% increase in price, offset by a lower volume of 11.6%. Distillers corn oil prices increased principally as a result of increased biodiesel production. Our market for distillers corn oil is primarily local middlemen that compete for our available supply.

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$69,515	73.0%	$77,910	76.7%
Distillers Grains	17,021	17.9%	14,937	14.7%
Corn Oil	8,284	8.7%	7,762	7.6%
Other	399	0.4%	1,042	1.0%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 97.1% and 71.7% for the three months ended December 31, 2022, and 2021, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 30.9% in the three months ended December 31, 2022 compared to the three months ended December 31, 2021.

Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $2.69 million increase to our cost of goods sold for the three months ended December 31, 2022, compared to an increase of $0.3 million for the three months ended December 31, 2021. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses increased 14.7% when comparing the three months ended December 31, 2022, to the three months ended December 31, 2021 due to an increase in the cost of utilities.

Fixed production expenses decreased 36.7% for the three months ended December 31, 2022, compared to the three months ended December 31, 2021,due to a decrease in our rail car maintenance expense year over year.

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the three months ended December 31, 2022, increased 14.8% compared to the three months ended December 31, 2021,primarily due to increased payroll expenses, insurance expenses and legal and accounting fees associated with being registered with the Securities and Exchange Commission.

Interest and Other (Income) Expense, Net

Our interest and other (income) expenses, net, were $ 0.1 million for the three months ended December 31, 2022, and $(1.8)  million for the three months ended December 31, 2021. The difference was the receipt of the PPP loan forgiveness in December of 2021, where we recognized one-time income of $2.2 million during the three months ended December 31, 2021.

Selected Financial Data

EBITDA is defined as net income plus interest expense net of interest income, plus depreciation and amortization. EBITDA is not required by or presented in accordance with generally accepted accounting principles in the United States of America ("GAAP") and should not be considered as an alternative to net income, operating income or any other performance measure derived in accordance with GAAP, or as an alternative to cash flow from operating activities or as a measure of our liquidity.

We present EBITDA because we consider it to be an important supplemental measure of our operating performance and it is considered by our management and Board of Directors as an important operating metric in their assessment of our performance.

We believe EBITDA allows us to better compare our current operating results with corresponding historical periods and with the operational performance of other companies in our industry because it does not give effect to potential differences caused by variations in capital structures (affecting relative interest expense, including the impact of write-offs of deferred financing costs when companies refinance their indebtedness), the amortization of intangibles (affecting relative amortization expense), and other items that are unrelated to underlying operating performance.  We also present EBITDA because we believe it is frequently used by securities analysts and investors as a measure of performance.   There are a number of material limitations to the use of EBITDA as an analytical tool, including the following:

•

EBITDA does not reflect our interest expense or the cash requirements to pay our principal and interest.  Because we have borrowed money to finance our operations, interest expense is a necessary element of our costs and our ability to generate profits and cash flows.  Therefore, any measure that excludes interest expense may have limitations.

•

Although depreciation and amortization are non-cash expenses in the period recorded, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA does not reflect the cash requirements for such replacement.   Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate profits.  Therefore, any measure that excludes depreciation and amortization expense may have limitations.

We compensate for these limitations by relying heavily on our GAAP financial measures and by using EBITDA as supplemental information.  We believe that consideration of EBITDA, together with a careful review of our GAAP financial measures, is the most informed method of analyzing our operations.  Because EBITDA is not a measurement determined in accordance with GAAP and is susceptible to varying calculations, EBITDA, as presented, may not be comparable to other similarly titled measures of other companies.  The following table provides a reconciliation of EBITDA to net income (in thousands except per unit data):

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021

EBITDA
Net Income (Loss)	$662	$28,828
Interest Expense	325	405
Depreciation	3,032	2,836
EBITDA	4,019	32,069

Liquidity and Capital Resources

The Company has certain loan agreements with Farm Credit Services of America, FLCA, ("FLCA"), Farm Credit Services of America, PCA ("PCA") and CoBank, ACB ("CoBank") (collectively, the "FCSA Credit Facility"), which provide the Company with a term loan in the amount of $18.75 million (the "Term Loan"), a revolving term loan in the amount of $40 million (the "Revolving Term Loan") and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company's assets.

The Term Loan provides for semi-annual payments by the Company to FCSA of $3.75 million, on March 1 and September 1, beginning September 1, 2020. The Term Loan was amended in February 2021 to only require a single principal payment of $3.75 during 2021. All remaining amounts due under the Term Note are due and payable on the maturity date of November 15, 2024. As of December 31, 2022, there was an outstanding balance of $15 million on the Term Loan.

As of December 31, 2022, there was an outstanding balance of $0.1 million on the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 1, 2027.

As of December 31, 2022, there was no outstanding balance under the Revolving Credit Loan. Any outstanding amounts due under the Revolving Term Loan are due payable on the maturity date of April 1, 2023. This date was extended from February 1, 2023 in an agreement dated January 30, 2023.

           Under the FCSA Credit Facility, the interest rates utilize the Daily Simple SOFR Rate with a Daily Simple SOFR Rate Spread of 3.25% per annum.  The interest rate at December 31, 2022 applicable to each of the loans under the FSCA Credit Facility was 7.55%.

Primary Working Capital Needs

During the second quarter of Fiscal 2023, we estimate that we will require cash of approximately $68 million for our primary input of corn and $4 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the second quarter are expected to be $2 million.

Although there is uncertainty related to political decisions and the impacts on our economy, management believes that the Company has sufficient cash available to fund operations for the next twelve months generated by cash from our continuing operations and available cash under our Revolving Term Loan. We cannot estimate the availability of funds for hedging in the future.

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

Critical Accounting Estimates

For a discussion of the Critical Accounting Estimates material to an understanding of our business and financial results, members should carefully review the discussion of such estimates in our annual report on Form 10-K for the year ended September 30, 2022, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under "Summary of Critical Accounting Policies and Estimates." At this time, there have been no material changes to the estimates disclosed in our annual report on Form 10-K for the year ended September 30, 2022, nor have the material facts underlying those estimates changed in any manner.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

SIRE's  management,  under the supervision and with  the  participation  of  SIRE's president and chief executive officer and SIRE's chief financial officer,  is responsible for establishing and maintaining adequate disclosure  controls  and  procedures  (as defined in Rule  13a-15(e) under the Securities  Exchange  Act of 1934, as amended) that are designed to insure that information required to be disclosed in the reports that the Company files is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and performed an evaluation of the effectiveness of SIRE's disclosure controls and procedures as of the end of the  period covered by this quarterly report.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except as reported in the Company’s annual report on Form 10-K for the year ended September 30, 2022, and there were no material developments to such matters.

Item 1A.   Risk Factors.

Members should carefully consider the discussion of risks and the other information in our annual report on Form 10-K for the year ended September 30, 2022, in Part I, Item 1A, “Risk Factors” along with the discussion of risks and other information in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under “Cautionary Information Regarding Forward-Looking Statements,” of this report. Although we have attempted to discuss key factors, our members need to be aware that other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our financial performance.

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	February 10, 2023	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	February 10, 2023	/s/ Ann M. Reis
Ann M. Reis, Chief Financial Officer