Form 10-Q
period 2023-03-31
SOUTHWEST IOWA RENEWABLE ENERGY, LLC
filed 2023-05-10
CIK 1424844

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

quarterly period ending	March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number	000-53041

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
(Exact name of registrant as specified in its charter)

Iowa	20-2735046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10868 189th Street, Council Bluffs, Iowa	51503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (712) 366-0392

Securities registered under Section 12(b) of the Exchange Act:	None.

Title of each class Trading Symbol(s)	Name of each exchange on which registered

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

As of May 1, 2023, the Company had 8,975 Series A Membership Units outstanding.

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

ASSETS	March 31, 2023	September 30, 2022
	(Unaudited)
Current Assets
Cash and cash equivalents	$92	$7,229
Accounts receivable, net of allowance for doubtful accounts	19,793	13,982
Derivative financial instruments	204	6,071
Inventory	37,875	28,518
Prepaid expenses and other	982	225
Total current assets	58,946	56,025

Property, Plant and Equipment
Land	2,064	2,064
Plant, building and equipment	266,434	261,235
Office and other equipment	2,006	1,975
	270,504	265,274
Accumulated depreciation	(171,111)	(164,969)
Net property, plant and equipment	99,393	100,305

Other Assets
Right of use asset operating leases, net	2,749	3,213
Other assets	487	843
Total Assets	$161,575	$160,386

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Balance Sheets

(Dollars in thousands)

LIABILITIES AND MEMBERS' EQUITY	March 31, 2023	September 30, 2022
	(Unaudited)
Current Liabilities
Accounts payable	$2,761	$10,420
Accrued expenses	9,813	5,980
Checks in excess of bank balances	10,645	-
Current maturities of notes payable	3,861	7,609
Current portion of operating lease liability	1,083	1,977
Total current liabilities	28,163	25,986

Long Term Liabilities
Notes payable, less current maturities	35,053	8,396
Other long-term liabilities	2,196	3,836
Operating lease liability, less current portion	1,665	1,236
Total long term liabilities	38,914	13,468

Members' Equity
Members' capital, 8,975 units issued and outstanding	64,106	64,106
Retained earnings	30,392	56,826
Total members' equity	94,498	120,932

Total Liabilities and Members' Equity	$161,575	$160,386

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Operations

(Dollars in thousands except for net income per unit)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Revenues	$96,298	$95,944	$191,517	$197,602
Cost of Goods Sold	97,953	80,640	190,419	153,526

Gross Margin (Loss)	(1,655)	15,304	1,098	44,076

General and administrative expenses	2,253	1,729	4,228	3,443

Operating Income (Loss)	(3,908)	13,575	(3,130)	40,633

Other (Income) Expense
Interest expense	608	373	933	778
Other (income) expense, net	142	(460)	(67)	(2,635)
Interest and other (income) expense, net	750	(87)	866	(1,857)

Net Income (Loss)	$(4,658)	$13,662	$(3,996)	$42,490

Distribution per share	$—	$1,250	$2,500	$1,250

Weighted average units outstanding - basic and diluted	8,975	8,975	8,975	8,975
Net Income (Loss) per unit - basic and diluted	$(519.10)	$1,522.23	$(445.35)	$4,734.26

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC
Statements of Members' Equity
(Dollars in thousands)

		Retained Earnings
	Members' Capital	(Deficit)	Total

Balance, September 30, 2021	$64,106	$10,282	$74,388
Net Income (Loss)	—	28,828	28,828
Balance, December 31, 2021	64,106	39,110	103,216
Distributions		(11,218)	(11,218)
Net Income (Loss)	—	13,662	13,662
Balance, March 31, 2022	64,106	41,554	105,660

Balance, September 30, 2022	$64,106	$56,826	$120,932
Distributions	—	(22,438)	(22,438)
Net Income (Loss)	—	662	662
Balance, December 31, 2022	64,106	35,050	99,156
Net Income (Loss)	—	(4,658)	(4,658)
Balance, March 31, 2023	$64,106	$30,392	$94,498

Notes to Financial Statements are an integral part of this statement

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Statements of Cash Flows

(Dollars in thousands)

(Unaudited)

	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(3,996)	$42,490
Adjustments to reconcile to net (loss) to net cash (used in) provided by operating activities:
Depreciation	6,142	5,198
Amortization	22	(116)
Gain on Debt Extinguishment	—	(2,177)
Change in other assets, net	356	74
(Increase) decrease in current assets:
Accounts receivable	(5,811)	(3,713)
Inventory	(9,357)	(12,184)
Prepaid expenses and other	(757)	(511)
Derivative financial instruments	5,867	(2,583)
Increase (decrease) in current liabilities:
Accounts payable	(7,659)	(4,960)
Accrued expenses	4,684	1,697
Increase (decrease) in other long-term liabilities	(1,641)	(123)
Net cash (used in) provided by operating activities	(12,150)	23,092
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,081)	(1,160)
Net cash (used in) investing activities	(6,081)	(1,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid to Members	(22,438)	(11,218)
Checks in excess of bank balance	10,645	—
Proceeds from debt	78,914	146,345
Payments on debt	(56,027)	(158,439)
Net cash provided by (used in) financing activities	11,094	(23,312)
Net Increase (decrease) in cash and cash equivalents	(7,137)	(1,380)
CASH AND CASH EQUIVALENTS
Beginning	7,229	1,945
Ending	$92	$565

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$729	$857
Purchases of property and equipment included in expenses	103	—

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

Note 2:  Summary of Significant Accounting Policies

Basis of Presentation and Other Information

The accompanying financial statements are for the three and six months ended March 31, 2023, and 2022, and are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. These unaudited financial statements and notes should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended  September 30, 2022 ("Fiscal 2022") contained in the Company’s Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

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

Accounts Receivable

Accounts receivable are recorded at original invoice amounts less an estimate made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis. Management determines the allowance for doubtful accounts by regularly evaluating customer receivables and considering the customer’s financial condition, credit history and current economic conditions.  As of both  March 31, 2023, and September 30, 2022, management had determined an allowance of $206 thousand was necessary.  Receivables are written off when deemed uncollectible and recoveries of receivables written off are recorded when received.

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

The Company applies the normal sale exemption to forward contracts relating to ethanol, distillers grains, and distillers corn oil and therefore these forward contracts are not marked to market. As of March 31, 2023, the Company had 6.38 million gallons of open contracts for denatured ethanol, 1.75 million gallons of open contracts for undenatured ethanol, 0.1 million tons of open contracts for wet and dried distillers grains and 4.2 million pounds of open contracts for distillers corn oil.

The Company elected the normal purchase normal sales treatment for corn purchase contracts beginning on October 1, 2022.  Prior to that, corn purchase contracts were treated as derivative financial instruments which were recorded at fair value on the balance sheet. Changes in market value of forward corn contracts, which are marked to market each period, for contracts that were in place prior to October 1, 2022 but still in place at March 31, 2023 are included in costs of goods sold.  As of March 31, 2023, the Company was committed to purchasing 3.9 million bushels of corn on a forward contract basis resulting in a total commitment of $24.4 million. In addition, the Company was committed to purchase 1.6 million bushels of corn on basis contracts.

Additionally, we have entered into purchase agreements for approximately 3.5 million MMBTUs that provides coverage for a percentage of our natural gas during fiscal years 2023, 2024 and 2025. We have also entered into agreements for capital improvements to be completed in Fiscal 2023 for approximately $8.4 million that will increase production and help increase the efficiency of the plant.

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

Derivatives not designated as hedging instruments along with cash held by brokers at March 31, 2023 and  September 30, 2022 at market value are as follows:

Balance Sheet Classification	March 31, 2023	September 30, 2022
	in 000's	in 000's
Futures and option contracts
In gain position	$1,358	$4,778
In loss position	(1,263)	(2,223)
Cash held by broker	214	1,935
Forward contracts, corn:
In gain position	61	1,921
In loss position	(166)	(340)
Net futures, options, and forward contracts	$204	$6,071

The net realized and unrealized gains and losses on the Company’s derivative contracts for the three and six months ended March 31, 2023 and 2022 consist of the following:

		Three Months Ended		Six Months Ended
	Statement of
	Operations
	Classification	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
		in 000's	in 000's	in 000's	in 000's
Net realized and unrealized (gains) losses related to:

Forward purchase corn contracts (corn)	Cost of Goods Sold	$495	$1,244	$2,938	$2,757
Futures and option corn contracts (corn)	Cost of Goods Sold	994	(3,381)	1,242	(4,580)

Inventory

Inventory is stated at the lower of average cost or net realizable value. In the valuation of inventories and purchase commitments, net realizable value is defined as estimated selling price in the ordinary course of business less reasonable predictable costs of completion, disposal and transportation.  For the three and six months ended March 31, 2023, and 2022, the Company had no lower of cost or net realizable value adjustment.

Income Per Unit

Basic income per unit is calculated by dividing net income by the weighted average units outstanding for each period. Basic earnings and diluted per unit data were computed as follows (in thousands except per unit data):

	Three Months Ended		Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Numerator:
Net Income (Loss) for basic earnings per unit	$(4,658)	$13,662	$(3,996)	$42,490
Net Income (Loss) for diluted earnings per unit	$(4,658)	$13,662	$(3,996)	$42,490

Denominator:
Weighted average units outstanding - basic and diluted	8,975	8,975	8,975	8,975
Income (Loss) per unit - basic and diluted	$(519.10)	$1,522.23	$(445.35)	$4,734.26

Note 3:  Inventory

Inventory is comprised of the following:

	March 31, 2023	September 30, 2022
	in 000's	in 000's
Raw Materials - corn	$16,499	$9,972
Supplies and Chemicals	6,866	6,343
Work in Process	3,595	3,251
Finished Goods	10,915	8,952
Total	$37,875	$28,518

Note 4:   Revolving Loan, Credit Agreements and Government Assistance

FCSA/CoBank

The Company is a party to a credit agreement (the "FSCA Credit Facility") with Farm Credit Services of America, FLCA (“FCSA”), Farm Credit Services of America, PCA and CoBank, ACB, as cash management provider and agent (“CoBank”) which provides the Company with a term loan in the amount of $18.75 million (the “Term Loan”), a revolving term loan in the amount of up to $40.0 million (the “Revolving Term Loan”) and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company’s assets. On March 28, 2023, the parties amended the Term Loan to reduce maximum principal amount available to $11.25 million.

The Term Loan, as amended March 28, 2023, provides for a single principal payment of $3.75 million due and payable on September 1, 2023 with all other outstanding amounts due upon the maturity date which remains  November 15, 2024.  As of March 31, 2023, there was an outstanding balance of $11.25 million on the Term Loan.

On March 28, 2023, the parties amended the Revolving Credit Loan to extend the maturity date from April 1, 2023 to April 1, 2024. The current maturity date of the Revolving Term loan is September 1, 2027. As of March 31, 2023, there was $27.2 million outstanding under the Revolving Term Loan, with $12.8 million available under the Revolving Term Loan. There was no outstanding balance under the Revolving Credit Loan.

Under the FCSA Credit Facility, the interest rates utilize the Daily Simple SOFR Rate with a Daily Simple SOFR Rate Spread of 3.15% per annum for the Term Loan and the Revolving Term Loan. The interest rate utilized on the Revolving Credit Loan is Daily Simple SOFR Rate with a Daily Simple SOFR Rate spread of 3.00% per annum. The interest rate at March 31, 2023 applicable to each of the loans under the FSCA Credit Facility was 7.95%.

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

Notes payable

Notes payable consists of the following:

	March 31, 2023	September 30, 2022
	(000's)	(000's)
Term Loan bearing interest at SOFR plus 3.15% (7.95% at March 31, 2023)	$11,250	$15,000
Revolving Term Loan bearing interest at SOFR plus 3.15% (7.95% at March 31, 2023)	27,155	442
Other with interest rate of 3.50% with a maturity through 2027	509	563
	38,914	16,005
Less Current Maturities	3,861	7,609
Total Long Term Debt	35,053	8,396

The Company had the following approximate aggregate maturities of notes payable for the twelve month period ended  March 31, 2023

2024	$3,861

2025	7,615

2026	119

2027	123

2028	27,196

Total	$38,914

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, and September 30, 2022, categorized by the level of the valuation inputs within the fair value hierarchy (in '000s):

	March 31, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$1,358	$61	$—

Liabilities:
Derivative financial instruments	(1,263)	(166)	—

	September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative financial instruments	$4,778	$1,921	$—

Liabilities:
Derivative financial instruments	(2,223)	(340)	—

Note 6: Major Customer

The Company is party to the Ethanol Agreement with Bunge for the marketing, selling, and distributing of all the denatured ethanol produced by the Company through December 31, 2026. Revenues from Bunge were $60.2 million and $120.2 million for the three and six months ended March 31, 2023, and $61.9 million and $136.1 million for the three and six months ended March 31, 2022, respectively. The revenue is for ethanol only. Under the Ethanol Agreement the Company will pay Bunge a flat monthly marketing fee. The term of the Ethanol Agreement expires on December 31, 2026.  The Company paid Bunge ethanol marketing fees of $0.4 million  and $0.8 million for the three and six months ended March 31, 2023 and three and six months ended March 31, 2022, respectively. The marketing fee is recorded in cost of goods sold.

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

The Company leases rail cars and rail moving equipment with original terms of up to 5 years for tanker cars and hopper cars from various lessors. During Fiscal 2022, a portion of the railcars were subleased to third parties. The sub-lease income was $0.1 million for Fiscal 2022. All of the subleased rail cars were returned during Fiscal 2022 and all of the hopper cars were returned to Bunge by November 1, 2022. The Company entered into new leases at the end of Fiscal 2022 for hoppers with two different third parties equating to a total of 35 hoppers with leases starting September 1, 2022 and running through August 2027. The average remaining life of the lease term for these leases was 4.4 years as of March 31, 2023. The Company incurred $0.8 million and $1.5 million in lease expense during the three and six months ended March 31, 2023 and $0.8 million and $1.87 million during the three and six months ended March 31, 2022.

The discount rate used in determining the lease liability for each individual lease was the Company's estimated incremental borrowing rate at the time of the lease inception. The right-of-use asset operating lease, included in other assets, and operating lease liability, included in current and long-term liabilities was $2,748,000 as of March 31, 2023.

The Company had the following approximate minimum rental commitments under non-cancellable operating leases for the twelve-month period ended March 31, 2023:

2024	$1,102
2025	664
2026	619
2027	454
2028 and after	140
Total	$2,979

Undiscounted future payments	$2,979
Discount effect	(231)
$2,748

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

General

The following management discussion and analysis provides information which management believes is relevant to an assessment and understanding of our financial condition and results of operations for the first six months of our fiscal year ending September 30, 2023 ("Fiscal 2023"). This discussion should be read in conjunction with the financial statements included herewith and notes to the financial statements and our Annual Report on Form 10-K for the year ended September 30, 2022 ("Fiscal 2022"), including the financial statements, accompanying notes and the risk factors contained herein.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q of Southwest Iowa Renewable Energy, LLC (the "Company," "SIRE," "we," or "us") contains historical information, as well as forward-looking statements that involve known and unknown risks and relate to future events, our future financial performance, or our expected future operations and actions.  In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “future,” “intend,” “could,” “hope,”  “predict,” “target,” “potential,” or “continue” or the negative of these terms or other similar expressions.  These forward-looking statements are only our predictions based on current information and involve numerous assumptions, risks and uncertainties.  Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the reasons described in this report.  While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, without limitation:

•	Changes in the availability and price of corn and natural gas
•	Negative impacts resulting from reductions in, or other modifications to, the renewable fuel volume requirements under the Renewable Fuel Standard;
•	Our inability to comply with our credit agreements required to continue our operations;
•	Negative impacts that our hedging activities may have on our operations;
•	Decreases in the market prices of ethanol and distillers grains;
•	Ethanol supply exceeding demand and corresponding ethanol price reductions;
•	Changes in the environmental regulations that apply to our plant operations;
•	Changes in plant production capacity or technical difficulties in operating the plant;
•	Changes in general economic conditions or the occurrence of certain events causing an economic impact in the agriculture, oil or automobile industries;
•	Changes in other federal or state laws and regulations relating to the production and use of ethanol;
•	Changes and advances in ethanol production technology;
•	Competition from larger producers as well as competition from alternative fuel additives;
•	Changes in interest rates and lending conditions of our loan covenants;
•	Volatile commodity and financial markets;
•	Decreases in export demand due to the imposition of duties and tariffs by foreign governments on ethanol and distiller grains produced in the United States;
•	Disruptions, failures or security breaches relating to our information technology infrastructure;
•	Adverse impacts to our operations, operating results and the availability, quality and price of raw materials due to adverse weather conditions, including as a result of climate change;
•	Trade actions by the Biden Administration, particularly those affecting the biofuels and agricultural sectors and related industries; and
•	Disruption caused by health epidemics and the adverse impact of such epidemics on global economic and business conditions.

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

On April 21, 2023, the Company filed a preliminary proxy statement with the Securities and Exchange Commission (the "SEC") which sets forth a proposal to reclassify the Company's existing single series of membership units into four separate and distinct series of units. The purpose of reclassification is to enable the Company to voluntarily terminate the registration of its membership units under the Exchange Act. The reclassification proposal, including any associated amendments to the Company's operating agreement, will be subject to approval by the members. We intend for members to vote on the reclassification proposal at a special meeting of the Company's members.  The Company intends for the reclassification proposal to result in the Company having fewer than 300 unitholders in its existing unit series and fewer than 500 unitholders in each additional unit series, which would enable the Company to voluntarily terminate the registration of its units under the Exchange Act.

Members will receive a detailed description of the reclassification proposal in a definitive proxy statement delivered prior to the special meeting. The Company expects to hold the special meeting in July or August 2023. Additional information regarding the reclassification is available in the Form 8-K filed by the Company on April 28, 2023, which is incorporated herein by reference.

.

Market Factors Impacting Operations

For the six months ended March 31, 2023 compared to the six months ended March 31, 2022 the average price per gallon of denatured ethanol sold increased by 0.9%. However, corn prices increased 24.4% when comparing the first six months of Fiscal 2023 to the first six months of Fiscal 2022 which is a continuation of high prices that has been experienced throughout the past year.  Weather, world supply and demand, current and anticipated stocks, agricultural policy and other factors can contribute to volatility in corn prices. Such changes have a material effect on our cost of goods sold with corn being one of our primary inputs. This is especially true, when the price per gallon of ethanol does not keep pace with the price of corn. If these factors continue, margins will continue to be negative.

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

The average market price per ton of distillers grains sold in the first six months of Fiscal 2023 increased by 25% compared to the average price per ton of distillers grains sold for the same period in Fiscal 2022. This increase in the market price of distillers grains is primarily due to supply issues during the first quarter of Fiscal 2023 A number of ethanol production facilities, including us, encountered operational challenges due to extremely cold weather during December in the mid-west, which resulted in a reduced supply and resulting increase in price. An increase in supply as ethanol plants return to higher production levels as operating conditions improve could have a negative effect on distillers grains prices.

Key Operating Measures

The following table provides comparative data relating to certain operating measures during the three and six months ended March 31, 2023, and March 31, 2022.

Description	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Production (Den gal) (in millions)	34.990	33.400	64.230	65.800
Ethanol Yield (unden gal/bu)	3.000	3.000	2.960	2.960
Denatured Ethanol Price (per gal)	$2.070	$1.990	$2.150	$2.130
Corn Price (per bu)	$7.090	$5.970	$6.990	$5.620
Corn Oil Yield (lbs/bu)	0.864	1.120	0.968	1.080
BTU's/gallon	20,750	21,723	21,516	21,540
Steam/Nat Gas cost per MMBTU	$4.276	$4.250	$4.173	$3.930
kWh/gallon	0.677	0.620	0.763	0.640
Chemical Cost ($/gal)	$0.175	$0.130	$0.162	$0.110

As the table above indicates, during the six months ended March 31, 2023 our performance against the operating measures improved in some categories, but was met with challenges in other categories. The price per gallon of denatured ethanol increased 0.9% over the same period last year. We produced 2.3% less ethanol during the six months ended March 31, 2023 compared to the six months ended March 31, 2022 We experienced a decrease in corn oil yield by 10.4% when comparing the six months ended March 31, 2023 and the six months ended March 31, 2022 due to issues with our corn oil extraction equipment during the second quarter of 2023. Chemical costs per gallon were up 47% when comparing the six months ended March 31, 2023 with the same six month period in Fiscal 2022 due to the continued rising costs of chemicals that we utilize.

Cost Per Gallon	YTD 2023	FY 2022	FY 2021	FY 2020
Variable	0.280	0.276	0.217	0.207
Fixed	0.151	0.146	0.107	0.129
G&A	0.065	0.059	0.044	0.043
Total	0.496	0.481	0.368	0.379

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

On December 1, 2022, the EPA released a proposed rule to set the RVOs for 2023, 2024 and 2025 which set the annual volume requirement for renewable fuel at 20.82 billion gallons for 2023, 21.87 billion gallons for 2024 and 22.68 billion gallons for 2025 (the “Proposed Rule”). This is the first time that the EPA has set RVOs without using the volume requirements set out in the Energy Independent and Security Act of 2002 (the “EISA”) which provided statutory volume requirements through 2022. When setting the volume requirements beyond the statutory mandates within the EISA, the EPA has more discretion and takes into consideration various factors including, without limitation, costs, air quality, climate change, energy security and infrastructure issues. Under the Proposed Rule, the number of gallons which may be met by conventional renewable fuels such as corn-based ethanol is set at 15.0 billion gallons for 2023 and increases to 15.25 billion gallons in 2024 and 2025. The Proposed Rule also provides for an additional 250 million gallon supplemental volume requirement in 2023 to continue to address the court-ordered remand of previously lowered RVOs as a result of denied small refinery waivers. In accordance with a consent decree from the U.S. District Court for D.C., the EPA has agreed to finalize an RVO for 2023 (and possibly 2024 and 2025) by June 14, 2023. As of the date of this filing, a final rule has not yet been issued.

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

Although renewable volume obligations establish the number of gallons of renewable fuel that must be blended into the nation’s fuel supply, these obligations do not take into account waivers granted by the EPA to small refiners for "hardship."  The EPA can, in consultation with the Department of Energy, waive the obligation for individual smaller refineries that are suffering “disproportionate economic hardship” due to compliance with the RFS. To qualify for this “small refinery waiver,” the refineries must be under total throughput of 75,000 barrels per day and state their case for an exemption in an application to the EPA each year. On June 3, 2022, the EPA announced the denial of 69 petitions from small refineries seeking small refinery exemptions (SREs) from the RFS program and the current administration for one or more of the compliance years between 2016 and 2021. The current administration has reiterated its stance on denying SREs in the Proposed Rules. Having a final conclusion to this issue that has been ongoing for many years will help provide more stability within the RIN's market; however, there are multiple legal challenges to how the EPA has handled SREs and RFS rulemakings.

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

Industry Factors Affecting our Results of Operations

Ethanol prices increased 0.9% during the six months ended March 31, 2023, as compared to the same period in the previous fiscal year. This increase was offset by a decrease of  6.1% in ethanol shipments during the six months ended March 31, 2023, as compared to the prior year. The reduction in shipments was due to operational challenges we encountered in the month of December due to the unusually cold weather in the mid-west.

The latest outlook of supply and demand provided by the United States Department of Agriculture (the "USDA") estimate for United States 2021/22 corn production is 15.074 billion bushels. The yield projection is 176.7 bushels per acre. Neither projections changed from the previous report. The projection for the 2022/23 crop year is 13.73 billion bushels and a 173.3 yield projection. The USDA maintained its estimate for corn used for ethanol for the 2021/2022 crop year of 5.326 billion bushels. For the 2022/23 crop year, the estimated usage for ethanol is 5.275 billion bushels. For the 2022/23 crop year, the USDA is anticipating the average corn price to be $6.60, down slightly from $6.70 on the previous report. The USDA estimated in their April World Agricultural Supply and Demand Estimates (WASDE) report that in 2021/22 there were 93.3 million acres of corn planted which is unchanged from their previous report. The USDA is estimating for 2022/23 there will be 88.6 million corn acres planted which is unchanged from their previous report. Export projections have also remained unchanged at 2.471 million bushels for the 2021/22 crop year and is down slightly from 2,075 million bushels to 1,850 million bushels for the 2022/23 crop year.

The US Energy Information Administration ("EIA") released its Short-Term Energy Outlook report in April of 2023 and indicated that U.S. ethanol production decreased during the months of January - March compared to the previous quarter in 2022, and projected a 2% decline in production during the first nine months of calendar year 2023. The decline in production is projected to last through September of calendar year 2023 and then start to pick up at the end of calendar year 2023, resulting in a calendar year 2023 comparable to calendar year 2022.  The consumption of fuel ethanol by blending into motor gasoline is projected to increase in the second calendar quarter of 2023 and then decrease in the third and fourth calendar quarters, but blending at a higher rate in total compared to calendar year 2022.

We currently believe that margins will improve during the third quarter of Fiscal 2023 as the weather warms up and driving demand increases. On April 28, 2023, the EPA announced that an emergency waiver would be given for the 2023 summer months, similar to the one issued in 2022.  This will allow E15 to continue to be sold throughout the U.S. until at least May 20, 2023.  The emergency waiver can only be issued for 20 days at a time and then must be reissued if the conditions are determined to still be present. It is expected that waivers will be issued to cover the summer driving season.

Our distiller grain margins have been impacted positively in the short term due to a supply shortage for dry distiller grains ("DDG") and wet distiller grains ("WDG"). We experienced a price increase of 25% for the six months ended March 31, 2023, as compared to the six months ended March 31, 2022 on a 3% decrease in tons sold for those same periods.

On December 18, 2019, Congress extended the biodiesel tax credit through 2022 with retroactive application to January 1, 2018. The IRA provided for the further extension of the biodiesel tax credit until December 31, 2024 which could result in continued positive impact on the value of our distillers corn oil.

Results of Operations

The following table shows our results of operations, stated as a percentage of revenue for the three and six months ended March 31, 2023, and 2022.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$96,298	100.0%	$95,944	100.0%
Cost of Goods Sold
Material Costs	82,467	85.6%	64,477	67.2%
Variable Production Expense	9,822	10.2%	8,985	9.4%
Fixed Production Expense	5,664	5.9%	7,178	7.5%
Gross Margin (loss)	(1,655)	(1.72)%	15,304	16.0%
General and Administrative Expenses	2,253	2.34%	1,729	1.8%
Interest and other (income) expense, net	750	0.78%	(87)	(0.1)%
Net Income (Loss)	$(4,658)	(4.84)%	$13,662	14.2%

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Amounts	% of Revenues	Amounts	% of Revenues
	in 000's		in 000's
Income Statement Data
Revenues	$191,517	100%	197,602	100.0%
Cost of Goods Sold
Material Costs	163,040	85.1%	123,923	62.7%
Variable Production Expense	17,696	9.2%	16,087	8.1%
Fixed Production Expense	9,683	5.1%	13,516	6.8%
Gross Margin (loss)	1,098	0.6%	44,076	22.3%
General and Administrative Expenses	4,228	2.2%	3,443	1.7%
Interest and other (income) expense, net	866	0.5%	(1,857)	(0.9)%
Net Income (Loss)	$(3,996)	(2.1)%	$42,490	21.5%

Revenues

Our revenue from operations is derived from three primary sources: sales of ethanol, distillers grains, and distillers corn oil.  The chart below displays statistical information regarding our revenues. During the six months ended March 31, 2023, the average price per gallon of ethanol increased by 0.9% as compared to the same period in Fiscal 2022, offset by a 6% decrease in gallons of ethanol sold, primarily due to the unusually cold weather we experienced in December which led to an unanticipated shut down of approximately five days. The net effect was a 7.2% decrease in ethanol revenue for the six months ended March 31, 2023.

An increase in the average price per ton of distillers grains of approximately 25% which was partially offset by a 3% decrease in volume sold resulting in an increase of 15.3% in revenue for this category in the six months ended March 31, 2023 as compared to the same six month period in Fiscal 2022.

Distillers corn oil revenue decreased 4.3% in the six months ended March 31, 2023, compared to the six months ended March 31, 2022 with an 11.1% increase in price, offset by a lower volume of 12%. Distillers corn oil prices increased principally as a result of increased biodiesel production. Our market for distillers corn oil is primarily local middlemen that compete for our available supply.

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$68,893	71.6%	$71,202	74.2%
Distillers Grains	19,871	20.6%	16,502	17.2%
Corn Oil	6,634	6.9%	7,652	8.0%
Other	900	0.9%	588	0.6%

	Six Months Ended March 31, 2023		Six Months Ended March 31, 2022
	Amounts in 000's	% of Revenues	Amounts in 000's	% of Revenues
Product Revenue Information
Denatured and Undenatured Ethanol	$138,408	72.3%	$149,119	75.5%
Distillers Grains	36,892	19.3%	32,000	16.2%
Corn Oil	14,754	7.7%	15,414	7.8%
Other	1,463	0.8%	1,069	0.5%

Cost of Goods Sold

Our cost of goods sold as a percentage of our revenues was 99.4% and 77.7% for the six months ended March 31, 2023, and 2022, respectively.  Our two primary costs of producing ethanol and distillers grains are corn and energy, with steam and natural gas as our primary energy sources.   Cost of goods sold also includes net (gains) or losses from derivatives and hedging relating to corn.   The average price of corn used in ethanol production per bushel increased 25% in the six months ended March 31, 2023 compared to the six months ended March 31, 2022.

Realized and unrealized gains (losses) related to our derivatives and hedging related to corn resulted in a $4.2 million increase to our cost of goods sold for the six months ended March 31, 2023, compared to a decrease of $1.8 million for the six months ended March 31, 2022. We recognize the gains or losses that result from the changes in the value of our derivative instruments related to corn in cost of goods sold as the changes occur.  As corn prices fluctuate, the value of our derivative instruments is impacted, which affects our financial performance.  We anticipate continued volatility in our cost of goods sold due to the timing of the changes in value of the derivative instruments relative to the cost and use of the commodity being hedged.

Variable production expenses increased 10% when comparing the six months ended March 31, 2023, to the six months ended March 31, 2022 due to an increase in the cost of processing and cleaning chemicals.

Fixed production expenses decreased 28.4% for the six months ended March 31, 2023, compared to the six months ended March 31, 2022, due to a decrease in our rail car maintenance expense year over year.

General and administrative expenses include salaries and benefits of administrative employees, professional fees and other general administrative costs.  Our general and administrative expenses for the six months ended March 31, 2023, increased 22.8% compared to the six months ended March 31, 2022,primarily due to increased insurance expenses and legal and accounting fees associated with being registered with the Securities and Exchange Commission and various tax credit work that we completed in association with the 2022 tax year.

Interest and Other (Income) Expense, Net

Our interest and other (income) expenses, net, were $ 0.7 million for the six months ended March 31, 2023, and ($1.9) million for the six months ended March 31, 2022. The difference was the receipt of the PPP loan forgiveness in December of 2021, where we recognized one-time income of $2.2 million during the three months ended December 31, 2021.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

EBITDA
Net Income (Loss)	$(4,658)	$13,662	$(3,996)	$42,490
Interest Expense	608	373	933	778
Depreciation	3,110	2,362	6,142	5,198
EBITDA	(940)	16,397	3,079	48,466

Liquidity and Capital Resources

The Company has certain loan agreements with Farm Credit Services of America, FLCA, ("FLCA"), Farm Credit Services of America, PCA ("PCA") and CoBank, ACB ("CoBank") (collectively, the "FCSA Credit Facility"), which provide the Company with a term loan in the amount of $11.25 million (the "Term Loan"), a revolving term loan in the amount of $40 million (the "Revolving Term Loan") and a $10 million revolving line of credit (the "Revolving Credit Loan"). The FCSA Credit Facility is secured by a security interest on all of the Company's assets. On March 28, 2023, the parties amended the Term Loan to reduce maximum principal amount available to $11.25 million.

The Term Loan, as amended March 28, 2023, provides for a single principal payment of $3.75 million due and payable on September 1, 2023 with all other outstanding amounts due upon the maturity date which remains November 15, 2024. As of March 31, 2023, there was an outstanding balance of $11.25 million on the Term Loan.

As of March 31, 2023, there was an outstanding balance of $27.1 million on the Revolving Term Loan. Any outstanding amounts due under the Revolving Term Loan are due and payable on the maturity date of November 1, 2027.

As of March 31, 2023, there was no outstanding balance under the Revolving Credit Loan. On March 28, 2023, the parties amended the Revolving Credit Loan to extend the maturity date from April 1, 2023 to April 1, 2024 therefore, any outstanding amounts due under the Revolving Term Loan are due payable on the current maturity date of April 1, 2024.

           Under the FCSA Credit Facility, the interest rates utilize the Daily Simple SOFR Rate with a Daily Simple SOFR Rate Spread of 3.15% per annum for the Term Loan and the Revolving Term Loan. The interest rate utilized on the Revolving Credit Loan is Daily Simple SOFR Rate with a Daily Simple SOFR Rate spread of 3.00% per annum. The interest rate at March 31, 2023 applicable to each of the loans under the FSCA Credit Facility was 7.95%.

Primary Working Capital Needs

During the third quarter of Fiscal 2023, we estimate that we will require cash of approximately $68 million for our primary input of corn and $4 million for our energy sources of electricity, steam, and natural gas. Capital expenditure requirements for the third quarter are expected to be $8.4 million.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None

Item 6.   Exhibits

10.1	Second Amended and Restated Credit Agreement dated March 28, 2023 by and among Southwest Iowa Renewable Energy, LLC, Farm Credit Services of America, FLCA, Farm Credit Services of America, PCA and CoBank, ACB as amended by Amendment No. 1 dated as of September 21, 2022 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 29, 2023)

10.2	Fourth Amended and Restated Term Note dated March 28, 2023 (incorporated by reference to Exhibit 10.2 on Form 8-K filed by the Company on March 29, 2023)

10.3	Fourth Amended and Restated Revolving Term Note dated March 28, 2023 (incorporated by reference to Exhibit 10.3 on Form 8-K filed by the Company on March 29, 2023)

10.4	Fifth Amended and Restated Revolving Credit Note dated March 28, 2023 (incorporated by reference to Exhibit 10.1 on Form 8-K filed by the Company on March 29, 2023)

31.1	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification (pursuant to Section 302 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

32.1***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Executive Officer.

32.2***	Rule 15d-14(b) Certifications (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002) executed by the Principal Financial Officer.

101.XML*	Inline XBRL Instance Document

101.BSD*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Database

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

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

SOUTHWEST IOWA RENEWABLE ENERGY, LLC

Date:	May 10, 2023	/s/ Michael D. Jerke
Michael D. Jerke, President and Chief Executive Officer

Date:	May 10, 2023	/s/ Ann M. Reis
Ann M. Reis, Chief Financial Officer